Form 10-Q
period 2005-10-02
IKANOS COMMUNICATIONS
filed 2005-11-16
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: Reg no.0-51532

IKANOS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3326559
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47669 Fremont Boulevard

Fremont, CA 94538

(Address of principal executive office and zip code)

(510) 979-0400

(Registrant’s telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes ☐    No   ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 23,793,945 as of November 14, 2005

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS)

	September 30, 2005	December 31, 2004

ASSETS
Current assets:
Cash and cash equivalents	$98,711	$25,428
Accounts receivable - trade, net	4,275	127
Inventories	5,346	7,994
Prepaid expenses and other current assets	1,214	460
Total current assets	109,546	34,009

Property and equipment, net	6,089	5,813
Other assets	339	2,209

Total assets	$115,974	$42,031

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable and accrued liabilities	$15,981	$14,388
Capital lease obligations, current portion	494	838
Notes payable, current portion	687	486
Total current liabilities	17,162	15,712

Capital lease obligations, net of current portion	264	355
Notes payable, net of current portion	906	1,016
Total liabilities	18,332	17,083

Redeemable convertible preferred stock	—	101,633

Stockholders’ equity (deficit):
Common stock	24	2
Additional paid-in capital	194,634	17,045
Notes receivable from stockholders	(71)	(137)
Deferred stock-based compensation	(6,328)	(4,255)
Accumulated other comprehensive loss	(58)	(21)
Accumulated deficit	(90,559)	(89,319)

Total stockholders’ equity (deficit)	97,642	(76,685)

Total liabilities, convertible preferred stock and stockholders’ equity (deficit)	$115,974	$42,031

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net revenue	$25,010	$18,037	$56,539	$48,228

Costs and expenses:
Cost of revenue (1)	10,894	9,532	25,867	30,542
Research and development (1)	6,085	5,666	17,820	15,176
Selling, general and administrative (1)	2,958	2,411	8,395	6,750
Stock-based compensation	2,079	1,320	5,959	3,826
Total costs and expenses	22,016	18,929	58,041	56,294

Operating income (loss)	2,994	(892)	(1,502)	(8,066)

Interest and other income, net	77	48	262	68
Net income (loss)	$3,071	$(844)	$(1,240)	$(7,998)

Basic net income (loss) per share	$0.17	$(0.53)	$(0.44)	$(5.54)
Diluted net income (loss) per share	$0.15	$(0.53)	$(0.44)	$(5.54)
Weighted-average number of shares in calculating net income (loss) per share:
Basic	18,074	1,604	2,803	1,444
Diluted	20,328	1,604	2,803	1,444

(1)          Amounts exclude stock-based compensation as follows:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Cost of revenue	56	10	179	32
Research and development	1,023	332	2,710	802
Selling, general and administrative	1,000	978	3,070	2,992

	$2,079	$1,320	$5,959	$3,826

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Nine months ended September 30,
	2005	2004

Cash flows from operating activities
Net loss	$(1,240)	$(7,998)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation of property and equipment	2,031	1,256
Stock-based compensation expense	5,959	3,826
Changes in current assets and liabilities:
Accounts receivable	(4,148)	(2,942)
Inventories	2,648	1,335
Prepaid expenses and other current assets	(797)	(65)
Other assets	1,849	(1,447)
Accounts payable and accrued liabilities	1,657	6,481
Net cash provided by operating activities	7,959	446

Cash flows from investing activities
Purchases of property and equipment	(2,052)	(2,657)
Net cash used in investing activities	(2,052)	(2,657)

Cash flows from financing activities
Proceeds from redeemable convertible preferred stock issuance, net	—	16,670
Proceeds from initial public offering, net of issuance costs of $8.9 million	67,907	—
Repayment of notes receivable	67	115
Proceeds from exercise of stock options	42	739
Payments of obligations under capital lease	(690)	(1,130)
Repurchase of common stock	(25)	(1)
Borrowings under notes payable	552	—
Payments on notes payable	(461)	—
Net cash provided by financing activities	67,392	16,393

Effect of exchange rate on cash and cash equivalents	(16)	(8)

Net increase in cash and cash equivalents	73,283	14,174
Cash and cash equivalents, at beginning of period	25,428	11,236
Cash and cash equivalents, at end of period	$98,711	$25,410

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$255	$457
Conversion of redeemable convertible preferred stock into common stock	101,633	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS(UNAUDITED)

NOTE 1—BASIS OF PRESENTATION:

The Company

Ikanos Communications, Inc. (the “Company”), was incorporated in the state of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company provides highly programmable semiconductors that enable fiber-fast broadband access over telephone companies’ existing copper wires. The Company’s chipsets integrate analog, mixed-signal and digital signal processing functions onto a single chipset. In September 2005, the Company sold 6,400,000 shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds of $67.9 million.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Basis of Presentation

The unaudited condensed consolidated financial statements include the accounts of Ikanos and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our prospectus filed with the SEC pursuant to Rule 424(6)(4) (File No. 333-116880) on September 21, 2005.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005 or for any other future period. The balance sheet as of December 31, 2004 is derived from the audited financial statements as of and for the year then ended.

On September 20, 2005, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a 1-for-12 reverse stock split of its common and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings (loss) per share included in the accompanying condensed consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

Recent Accounting Pronouncements

In May 2005, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 154, “Accounting Changes and Error Corrections.” SFAS No. 154 replaces APB Opinion No. 20, “Accounting Changes,” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. The Company is required to adopt SFAS No. 154 for accounting changes and error corrections in 2006. The Company’s results of operations and financial condition will only be impacted by SFAS No. 154 if it implements changes in accounting principle that are addressed by the standard or corrects accounting errors in future periods.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment,” which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. The Company expects to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. The Company is currently evaluating which method to adopt. In addition, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107, in March 2005. SAB 107 includes interpretive guidance for the initial implementation of SFAS 123(R).

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are financially credit worthy and, accordingly, minimal credit risk exists with respect to those investments.

Three customers represent 50.1%, 29.0% and 12.1% of gross accounts receivable at September 30, 2005. Three customers represented 49.7%, 12.0% and 11.8%, respectively, of gross accounts receivable at December 31, 2004. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables. Three customers accounted for 46.0%, 26.6%, and 23.7% of net revenue for the nine months ended September 30, 2005. Three customers accounted for 46.2%, 26.7% and 20.6% respectively of net revenue for the nine months ended September 30, 2004.

Stock-based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation (“FIN”) No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the Company’s stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a “fair value” based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and complies with the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation—an Amendment of SFAS 123. The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation cost for the Company’s stock compensation plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company’s net income (loss) would have been decreased (increased) to the pro forma amounts indicated below (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Net income (loss) as reported	$3,071	$(844)	$(1,240)	$(7,998)
Add: Employee stock-based compensation expense included in net loss	1,905	1,137	5,524	3,482
Deduct: Employee stock-based compensation expense determined under the fair value method	(2,709)	(1,311)	(5,593)	(3,713)

Pro forma net income (loss)	2,267	(1,018)	(1,309)	(8,229)

Pro forma net income (loss) per share
Basic	$0.13	$(0.63)	$(0.47)	$(5.70)
Diluted	$0.11	$(0.63)	$(0.47)	$(5.70)
			—	—
Net income (loss) per share
Basic	$0.17	$(0.53)	$(0.44)	$(5.54)
Diluted	$0.15	$(0.53)	$(0.44)	$(5.54)

Basic	18,074	1,605	2,803	1,444
Diluted	20,328	1,605	2,803	1,444

Through June 25, 2004, the date of the Company’s initial filing with the SEC related to its proposed initial public offering, the Company used the minimum value method to estimate the fair value of options granted to employees. Options granted subsequent to June 25, 2004 were valued using the Black-Scholes valuation model using an estimated volatility of 90%.

The fair value of the Company’s stock-based awards to employees was as follows and was estimated using the following weighted-average assumptions:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Dividend yield	0%	0%	0%	0%
Expected life (years)	4.0	4.0	4.0	4.2
Expected annualized volatility	90%	90%	90%	90%
Risk-free interest rate	4.0%	3.2%	4.0%	3.0%

Weighted average fair value of stock option grants	$7.65	$6.72	$7.48	$4.08

Net income (loss) per share

In accordance with SFAS No. 128, “Earnings Per Share,” the Company computes basic net income (loss) per share by dividing net income (loss)  available to common stockholders by the weighted average number of common shares and participating redeemable convertible preferred shares (only if the effect is dilutive) outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options, warrants and unvested common shares. Diluted income per share reflects the dilution of potential common shares outstanding during the period. In computing diluted income per share, the Company adjusts share count by assuming that all in-the-money options and warrants are exercised and that we repurchase shares with the proceeds of these hypothetical exercises. The Company further assumes that any unamortized deferred stock-based compensation is also used to repurchase shares. In determining the hypothetical shares repurchased, we use the average stock price for the period.

The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Numerator:
Net income (loss)	$3,071	$(844)	$(1,240)	$(7,998)

Denominator:
Weighted-average common shares outstanding	4,901	1,951	2,923	1,791
Less: Unvested common shares subject to repurchase	(120)	(348)	(120)	(348)
Redeemable convertible preferred participating stock	13,293

Total shares, basic	18,074	1,604	2,803	1,444

Effect of dilutive securities
Stock options and warrants	2,100	—	—	—
Unvested common shares subject to repurchase	120	—	—	—
Redeemable convertible preferred participating stock warrants	34	—	—	—

Total shares, diluted	20,328	1,604	2,803	1,444
Net income (loss) per share:
Basic	$0.17	$(0.53)	$(0.44)	$(5.54)
Diluted	$0.15	$(0.53)	$(0.44)	$(5.54)

The potential shares, which are excluded from the determination of basic and diluted net income (loss) per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Weighted-average redeemable
convertible preferred stock	—	15,296	14,639	14,683
Warrants to purchase convertible
preferred stock (assuming conversion)	—	48	43	45
Options to purchase common stock	—	2,612	1,937	2,612

NOTE 2—RELATED PARTY TRANSACTIONS:

At September 30, 2005, the Company held full recourse notes receivable from three employees with a total balance of $71,000. The interest rates on these notes range from 5.1% to 5.9% per annum. The notes have a term of 5 years.

The Company has a consulting agreement with Texan Ventures, LLC entered into on November 7, 2001. G. Venkatesh, who is also a member of the Company’s board of directors, is the Managing Member of Texan Ventures, LLC. Under the consulting agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses, and an option grant of 13,333 shares that vested monthly over a period of 12 months commencing on November 7, 2001. The Company paid Texan Ventures, LLC $30,000 in the nine months ended September 30, 2005 for consulting services.

NOTE 3—BALANCE SHEET COMPONENTS:

	September 30, 2005	December 31, 2004
	(in thousands)

Inventory:
Finished Goods	$1,314	$4,623
Work-in-Process	2,827	3,231
Purchased parts and raw materials	1,205	140
	$5,346	$7,994

The following table summarizes the activity related to the product warranty liability, which was included in accounts payable and accrued liabilities in the Company’s consolidated balance sheets, at September 30, 2005 and 2004(in thousands):

	Nine months ended September 30,
	2005	2004

Balance, beginning of period	$1,084	$126

Accrual for warranties during the period	1,074	972
Settlements made during the period	415	329

Balance, end of period	$1,743	$769

NOTE 4—REDEEMABLE CONVERTIBLE PREFERRED STOCK:

The Company had 15,311,840 shares of redeemable convertible preferred stock outstanding that automatically converted into 15,311,840 shares of common stock upon the closing of its initial public offering in September 2005.

NOTE 5—BORROWINGS:

On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provides the Company the ability to finance up to $5,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. Borrowings under the agreement are capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. The agreement contains financial covenants related to liquidity and profitability as well as other nonfinancial covenants. The Company was not in compliance with the minimum profitability financial covenant during the quarter ended March 31, 2005. Silicon Valley Bank agreed to forebear its rights to call the equipment financing facility as a result of the non-compliance. This forbearance pertains to the covenant violation during the quarter ended March 31, 2005 in perpetuity; however, it does not extend to any future non-compliance with covenants. Based on expected future operating results, the Company believes it will be continue to be in full compliance with the amended covenants for at least 12 months from the balance sheet date. Accordingly, the Company has classified the amounts due under the facility beyond 12 months from the balance sheet date as non-current. Interest on borrowings under the working capital line is payable monthly and is calculated at Silicon Valley Bank’s prime rate of 4.0% plus 0.50% percentage points as of December 31, 2004, interest rates ranged from 6% to 9.25%. Borrowings under the working capital line are due in October 21, 2006, or earlier as required by borrowing limits defined in the agreement. Principal and interest is payable monthly for borrowings related to equipment purchases. In November 2004 and February 2005, the Company drew down approximately $1.5 million and $550,000, respectively, under this loan and security agreement.

NOTE 6—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates in one segment, comprising the design, development and marketing of semiconductors.

Long-lived assets outside of the United States are insignificant.

The following table summarizes net revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended September 30,		Nine months ended September 30,
	2005	2004	2005	2004

Japan	76%	74%	73%	69%
Korea	21	22	24	27
Other	3	4	3	4

Total revenue	100%	100%	100%	100%

Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in the  “Risk Factors” section in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. These forward-looking statements include, without limitation, our expectation that the majority of our net revenue will continue to be represented by sales to customers outside the United States; our expectation that research and development expenses will increase; compliance with bank covenants based on expected future operating results; future costs and expenses and financing requirements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements. We expressly disclaim any obligation to update or alter our forward-looking statements, whether, as a result of new information, future events or otherwise.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2004, contained in our Prospectus relating to our recent initial public offering of our common stock

Overview

We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over carriers’ existing copper lines. We have developed these semiconductors using our proprietary semiconductor designs, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. We offer multiple product lines that are designed to address different segments of the fiber-fast broadband communications semiconductor market for both carrier networks and subscriber premise equipment. We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment.

We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last two years, we have experienced significant net revenue growth, primarily due to a rapid rise in deployments of our products in Japan and Korea. Our net revenue has increased from $19.1 million for the 12-month period ended September 30, 2003, to $61.3 million for the 12-month period ended September 30, 2004 and $75.0 million for the 12-month period ended September 30, 2005. Our growth, however, can fluctuate on a quarterly basis. For instance, in the first quarter of 2005, our net revenue decreased $6.2 million or 33.4% from the fourth quarter of 2004, yet in the subsequent quarter, the second quarter of 2005, our net revenue increased $7.0 million or 56.6% from the first quarter of 2005. As a result revenue for the nine months ended September 30, 2005 was $56.5 million as compared to $48.2 million for the nine months ended September 30, 2004, an increase of $8.3 million, or 17.2%. Quarterly fluctuations in net revenue are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs manufacture equipment occasionally at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders for new equipment and OEMs will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. For example, our two largest customers in Japan significantly reduced orders for our chipsets for the quarter ended March 31, 2005 and subsequently reinitiated orders for the quarter ended June 30, 2005.

Gross margin (which we define as net revenue less cost of revenue divided by net revenue) has increased as we have introduced new products with lower per port costs, higher functionality and, at times, higher per port selling prices. Our gross margin increased from 36.7% for the nine months ended September 30, 2004 to 54.2% for the nine months ended September 30, 2005.

In September 2005, we completed our initial public offering. Aggregate net proceeds from the offering, after deducting underwriting discounts and commission and issuance costs, were $67.9 million. We also had 15,311,840 shares of redeemable convertible preferred stock outstanding that automatically converted into 15,311,840 shares of our common stock upon the closing of the initial public offering in September 2005.

Net loss.     As of September 30, 2005, we had an accumulated deficit of $90.6 million and a total stockholders’ equity of $97.6 million. For the nine month period ended September 30, 2005 as compared to the nine month period ended September 30, 2004, our net loss decreased as our gross margin increased while our research and development and selling, general and administrative expenses increased as a percentage of revenue.

Net revenue.    Our net revenue is primarily derived from sales of our chipset products. Net revenue from product sales are generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase net revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers.

We sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although our OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

Historically, a small number of customers have accounted for a substantial portion of our net revenue, and we expect that significant customer concentration will continue for the foreseeable future. The following OEMs accounted for more than 10% of our net revenue for the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Percentage of our net revenue for nine months ended September 30,
OEM Customer	Sales Representative	2005	2004
NEC Corporation (Magnus)	NEC Corporation (USA)	46.0%	46.2%
Sumitomo Electric Industries, Ltd.	Altima	26.6	20.6
Dasan Networks, Inc.	Uniquest Corporation	17.5	14.6

Substantially all of our sales are to customers outside the United States. Sales to customers in Asia accounted for  99.4% and 96.8% for the nine months ended

September 30, 2005 and 2004, respectively. We anticipate that a majority of our net revenue will continue to be represented by sales to customers outside the United States. All of our sales to date have been denominated in U.S. dollars.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of our critical accounting policies, see “Critical Accounting Policies, Significant Judgments and Estimates” in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our prospectus filed with the SEC on September 21, 2005.

Results of Operations

The following table sets forth our financial results, as a percentage of revenue, for the three and nine months ended September 30, 2005 and 2004:

	Three months Ended September 30		Nine months Ended September 30
	2005	2004	2005	2004

Net revenue	100%	100%	100%	100%
Costs and expenses:
Cost of revenue	43.6	52.8	45.8	63.3
Research and development	24.3	31.4	31.5	31.5
Selling, general and administrative	11.8	13.4	14.8	14.0
Stock-based compensation	8.3	7.3	10.6	7.9
Operating income(loss)	12.0	(4.9)	(2.7)	(16.7)
Interest and other income, net	0.3	0.2	0.5	0.1
Net income(loss)	12.3	(4.7)	(2.2)	(16.6)

Comparison of Three Months Ended September 30, 2005 to Three Months ended September 30, 2004

Net revenue.    Net revenue was $25.0 million for the three months ended September 30, 2005, as compared to $18.0 million for the three months ended September 30, 2004, an increase of $7.0 million, or 38.9%. The increase in our net revenue was the result of increased port shipments offset by slight decreases in average selling prices per port.

Gross Margin. Gross margin (which we define as net revenue less cost of revenue divided by net revenue) was 56.4% for the three months ended September 30, 2005, as compared to 47.2% for the three months ended September 30, 2004. The increase in gross margin was primarily due to the sales of new products during the three months ended September 30, 2005. These new products had a lower manufacturing cost per port than products sold in the corresponding period in 2004.

Research and development expenses.    Research and development expenses were $6.1 million for the three months ended September 30, 2005, as compared to $5.7 million for the three months ended September 30, 2004, an increase of $400,000, or 7.0%. Depreciation expense increased by $215,000 in the three months ended September 30, 2005 as compared to the corresponding period in 2004 due to $3.4 million in purchases of fixed assets subsequent to September 30, 2005. Personnel expenses increased by $250,000 due to an increase in headcount of 49% in the three months ended September 30, 2005 as compared to the corresponding period in 2004.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $3.0 million for the three months ended September 30, 2005, as compared to $2.4 million for the three months ended September 30, 2004, an increase of $600,000, or 25.0%. This increase was primarily due to higher compensation costs of $635,000 related to a 30% increase in headcount in the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Stock-based compensation expense.    Stock-based compensation expense was $2.1 million for the three months ended September 30, 2005, as compared to $1.3 million for the three months ended September 30, 2004, an increase of $800,000, or 61.5%. The increase was primarily due to the stock option exchange program completed in the first quarter of 2005 as well as expense relating to new options granted subsequent to September 30, 2004.  As a result of the exchange, the related options are now subject to variable accounting and are marked-to-market at the end of each period. To the extent our share price increases or decreases in future periods, the related stock compensation expense will increase or decrease.

Interest and other income, net.    Net interest income was $77,000 in the three months ended September 30, 2005, as compared to net interest income of $48,000 in the three months ended September 30, 2004. The increase was due to higher average balances of cash and cash equivalents.

Net Income (loss).    Net income was $3.1 million in the three months ended September 30, 2005, as compared to a net loss of $844,000 in the three months ended September 30, 2004, an increase of $3.9 million.

Comparison of Nine Months Ended September 30, 2005 to Nine Months ended September  30, 2004

Net revenue.    Net revenue was $56.5 million for the nine months ended September 30, 2005, as compared to $48.2 million for the nine months ended September 30, 2004, an increase of $8.3 million, or 17.2%. In the nine months ended September 30, 2005, we experienced significant sequential quarterly volatility as our net revenue in the first quarter of 2005 decreased 33.4% from the fourth quarter of 2004, and then increased by 56.6% in the second quarter of 2005 from the first quarter of 2005 and 30% in the third quarter of 2005 from the second quarter of 2005. This volatility was primarily due to our two largest customers in Japan significantly reducing orders for our products for the quarter ended March 31, 2005 and subsequently reinitiating orders for the quarters ended June 30 and September 30, 2005.

Gross Margin. Gross margin (which we define as net revenue less cost of revenue divided by net revenue) was 54.2% for the nine months ended September 30, 2005 as compared to 36.7% for the nine months ended September 30, 2004. The increase in gross margin was primarily due to the sales of new products during the nine months ended September 30, 2005. These new products had a lower manufacturing cost per port than products sold in the corresponding period in 2004.

Research and development expenses.    Research and development expenses were $17.8 million for the nine months ended September 30, 2005, as compared to $15.2  million for the nine months ended September 30, 2004, an increase of $2.6 million, or 17.1%. Depreciation expense increased by $731,000 in the nine months ended September 30, 2005 as compared to the corresponding period in 2004 due to $3.4 million in purchases of fixed assets subsequent to September 30, 2005. Personnel expenses increased by $1.2 million due to an increase in headcount of 49% in the nine months ended September 30, 2005 as compared to the corresponding period in 2004.

Selling, general and administrative expenses.    Selling, general and administrative expenses were $8.4 million for the nine months ended September 30, 2005, as compared to $6.8 million for the nine months ended September 30, 2004, an increase of $1.6 million, or 23.5%. This increase was primarily due to higher compensation costs of $2.0 million related to a 63% increase in headcount in the nine months ended September 30, 2005 as compared to the corresponding period in 2004. This was partially offset by a reduction in external commission expenses of $637,000, as we replaced external representatives with full-time employees.

Stock-based compensation expense.    Stock-based compensation expense was $6.0 million for the nine months ended September 30, 2005, as compared to $3.8 million for the nine months ended September 30, 2004, an increase of $2.2 million, or 57.9%. The increase was primarily due to the stock option exchange program completed in the first quarter of 2005 as well as expense relating to new options granted subsequent to September 30, 2004. As a result of the exchange, the related options are now subject to variable accounting and are marked-to-market at the end of each period. To the extent our share price increases or decreases in future periods, the related stock compensation expense will increase or decrease.

Interest and other income, net.    Net interest income was $262,000 in the nine months ended September 30, 2005, as compared to net interest income of $68,000 in the nine months ended September 30, 2004. The increase was due to higher average balances of cash and cash equivalents.

Net loss.    As a result of the above factors, we had a net loss of $1.2 million in the nine months ended September 30, 2005, as compared to a net loss of $8.0  million in the nine months ended September 30, 2004, a decrease of $6.8 million, or 85.0%.

Liquidity and Capital Resources

We ended the third quarter of 2005 with $98.7 million in cash and cash equivalents as compared to $25.4 million at December 31, 2004, an increase of $73.3 million. This increase was primarily due to the $68.9 million of net proceeds raised in our initial public offering (excluding approximately $960,000 of issuance costs which have been accrued but not yet paid as of September 30, 2005). We expect to finance our operations primarily through operating cash flows and cash balances.

We expect to grow our operating expenses as we continue to execute our business strategy. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash and cash equivalents.

The following table summarizes our statement of cash flows for the nine months ended September 30, 2005 and 2004:

	Nine Months Ended September 30,
	2005	2004
Statements of Cash Flows Data:
Net cash provided by operating activities	$7,959	$446
Net cash used in investing activities	(2,052)	(2,657)
Net cash provided by financing activities	67,392	16,393
Effect of exchange rates on cash and cash equivalents	(16)	(8)
Net increase in cash and cash equivalents	73,283	14,174
Cash and cash equivalents—Beginning of period	25,428	11,236

Cash and cash equivalents—End of period	$98,711	$25,410

Operating Activities

For the nine months ended September 30, 2005, net cash provided by operating activities of $8.0 million resulted from a net loss of $1.2 million that was offset by $6.0 million of non-cash charges for amortization of stock based compensation and $2.0 million for depreciation of property and equipment.  In addition, for the nine months ended September 30, 2005, cash was used in operating activities to fund increases in accounts receivable of $4.1 million due primarily to the timing of our sales and subsequent collections, This was offset by an increase in accounts payable and accrued liabilities of $1.7 million due to timing of inventory purchases, decrease of inventory by $2.6 million and decrease in other assets of $1.0 million. We anticipate that accounts receivable, inventory and accounts payable will increase to the extent our business expands.

Investing Activities

Our investing activities used net cash of $2.1 million in the nine months ended September 30, 2005, as compared to $2.7 million during the nine months ended September 30, 2004. Cash used in investing activities in the nine months ended September 30, 2005 and 2004 related primarily to the acquisition of property and equipment. We anticipate that our capital expenditures will be approximately $4.0 to $6.0 million over the next 12 months.

Financing Activities

Our financing activities provided $67.4 million in the nine months ended September 30, 2005, as compared to $16.4 million during the nine months ended September 30, 2004. Cash generated by financing activities during the nine months ended September 30, 2004 was primarily due to the completion of our initial public offering in which we raised $67.9 million of net proceeds. Cash provided by financing activities during the nine months ended September 30, 2004 was primarily due to the issuance of convertible preferred stock partially offset by repayment of capital leases.

On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for an up to $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of September 30, 2005, we had no balance outstanding under the revolving line of credit and $1.6 million outstanding under the equipment financing facility.

The revolving line of credit can be used to (1) borrow revolving loans for working capital requirements, (2) issue letters of credit, (3) enter into foreign exchange forward contracts and (4) support cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.50% and equipment loans bear interest at a fixed rate of interest equal to Silicon Valley Bank’s prime rate plus 1.00%. So long as the amount of our unrestricted cash and cash equivalents less outstanding indebtedness under the loan and security agreement exceeds $35.0 million, a maximum of $5.0 million will be available for borrowing under the revolving line of credit. Otherwise, the maximum amount available for borrowing under the revolving line of credit is an amount equal to the lesser of $5.0 million or 80% of our accounts receivable eligible under the terms of the loan and security agreement.

On October 21, 2006, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans terminates.

The revolving and equipment loans under the loan and security agreement are collateralized by a first priority lien on substantially all of our assets, excluding intellectual property. The loan and security agreement requires us to maintain a profitability covenant and a minimum quick ratio of not less than 1.15 to 1.00. Quick ratio means the ratio of the sum of unrestricted cash and cash equivalents and accounts receivable to current liabilities. In addition, we are required to comply with covenants that limit our ability to, among other things, dispose of assets, make acquisitions, be acquired, incur indebtedness, grant liens, make investments, pay dividends or repurchase stock.

The loan and security agreement includes events of default that, include among other things, non-payment of principal, interest or fees, violation of covenants, inaccuracy of representations and warranties, cross-default to certain other indebtedness, bankruptcy and insolvency events, change of control and material judgments. The occurrence of an event of default could result in the acceleration of our obligations under the loan and security agreement and foreclosure on the collateral securing our obligations under the loan and security agreement. We were not in compliance with the minimum profitability financial covenant during the quarter ended March 31, 2005. Silicon Valley Bank agreed to forebear its rights to call the equipment financing facility as a result of the non-compliance. This forbearance pertains to the covenant violation during the quarter ended March 31, 2005 in perpetuity; however, it does not extend to any future non-compliance with covenants. Based on expected future operating results, we believe we will continue to be in full compliance with the amended covenants for at least 12 months from the balance sheet date. Accordingly, we have classified the amounts due under the facility beyond 12 months from the balance sheet date as non-current.

We believe that our existing cash, cash equivalents and cash flow expected to be generated from future operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of net revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement or letter of intent with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and off-balance sheet arrangements

As of September 30, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

The following table summarizes our contractual obligations at September 30, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 to 3 years	After 3 years
	(in thousands)

Capital lease obligations	$758	$494	$264	$—
Operating leases	986	410	364	212
Notes payable	1,593	687	906	—
Inventory purchase obligations	6,426	6,426	—	—

Total	$9,763	$8,017	$1,534	$212

For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.

Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this quarterly report, before deciding whether to invest in shares of our common stock.

Risks Related to Our Business

We have a limited operating history and our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

We have a limited operating history which makes it difficult to evaluate our prospects. While our commercial operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly net revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the quarter ended March 31, 2005, our net revenue decreased by $6.2 million, or 33.4%, from the previous quarter, ended December 31, 2004, but then increased by $7.0 million, or 56.6%, in the next quarter, ended June 30, 2005. Quarterly fluctuations in revenue are typical in our industry, and are likely to continue in the future. In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases and variable stock-based compensation charges related to the modification of the exercise price of previously granted options. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance.

We have incurred net losses since our inception and may incur losses in the future. We may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

We have incurred significant net losses since our inception and, at September 30, 2005, we had an accumulated deficit of $90.6 million. To achieve or sustain profitability, we will need to generate and sustain higher net revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our cost and expenses in a timely manner to offset any shortfall of sales. We may not be able to achieve profitability at all, and even if we achieve profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our net revenue and our operating results will be severely harmed.

We derive substantially all of our net revenue from the sale of chipsets for the fiber-fast broadband market. We currently expect our chipsets to account for substantially all of our net revenue for the foreseeable future. If we are unable to develop new products to meet our customers’ demand in a timely manner or demand for our chipsets declines or fails to grow as a result of competition or technological changes, it would harm our business. The markets for our products are characterized by frequent introduction of new chipsets, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our net revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

The average selling prices of our products are subject to rapid declines, which may harm our net revenue and profitability.

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. We have lowered our prices significantly at times to gain market share, and we expect that we will continue to reduce prices in the future. Offering reduced prices to one customer could impact our average selling prices to all customers. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, or if we are unable to reduce our costs and expenses or develop new or enhanced products on a timely basis with higher selling prices. We expect to increase our research and development expenses to develop future products and increase spending on our sales and marketing efforts. This continued spending would have an adverse impact on our operating results if our net revenue does not continue to grow faster than our cost of revenue or expenses.

Because we depend on a few significant customers for a substantial portion of our net revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our net revenue and harm our business.

We derive a substantial portion of our net revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following OEM customers accounted for more than 10% of our net revenue for any one of the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Percentage of our net revenue for nine months ended September 30,
OEM Customer	Sales Representative	2005	2004
NEC Corporation (Magnus)	NEC Corporation (USA)	46.0%	46.2%
Sumitomo Electric Industries, Ltd.	Altima	26.6	20.6
Dasan Networks, Inc.	Uniquest Corporation	17.5	14.6

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenue in 2005 and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our chipset products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of fiber-fast broadband services would adversely affect our product sales and business.

In addition, our longstanding relationships with some of our larger OEM customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing OEM customers, we have offered and may continue to offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing OEM customers, we may have to offer the same lower prices to certain of our customers. In that event, our average selling prices would decline. The loss of a key customer, a reduction in sales to any major customer or our inability to attract new significant customers could harm our business.

We rely on a limited number of independent subcontractors to manufacture, package and test our current products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Five outside factory subcontractors located in Taiwan, Austria, Malaysia and Singapore manufacture, assemble and test all of our semiconductor devices in current production, two of which are also our wafer foundries. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems at our subcontractors’ facilities. In the future, if any of these events occur, or if these facilities suffer any damage, power outages, financial difficulties or any other disruption, we may be unable to meet our customer demand on a timely basis, or at all, and may need to successfully qualify an alternative facility in a timely manner in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in 2003 and the first nine months of 2004, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for our OEM customers’ products increased significantly and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation occurred again, it could impair our ability to deliver products on a timely basis.

Although we use two independent wafer foundries to manufacture all of our semiconductor products, each of our products is designed to be manufactured in a specific process at only one of these wafer foundries. Accordingly, if one of these wafer foundries is unable to provide us with semiconductors as needed, we could experience significant delays in securing sufficient supplies of those semiconductors. We cannot assure you that any of the existing or new wafer foundries that we use will be able to produce semiconductor devices with acceptable manufacturing yields, or that the wafer foundries will be able to deliver enough devices to us on a timely basis, or at reasonable prices. This could impair our ability to meet our OEM customers’ needs.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with subcontractors that could be costly and harm our operating results, including:

•                  option payments or other prepayments to a subcontractor;

•                  nonrefundable deposits with or loans to subcontractors in exchange for capacity commitments;

•                  contracts that commit us to purchase specified quantities of components over extended periods;

•                  issuance of our equity securities to a subcontractor; and

•                  other contractual relationships with subcontractors.

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and not be on terms favorable to us. Moreover, if we are able to secure facility capacity, we may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and require significant capital and could harm our business.

If our subcontractors’ manufacturing facilities do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed and, if this were to occur, our net revenue and operating income could decline and our cost of revenue as a percentage of net revenue could increase.

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be stopped or suspended. Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors’ wafer foundries is increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. Conversely, unexpected yield improvements could result in us holding excess inventory that would also negatively impact our gross margins. In addition, manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, our reputation would be harmed and our net revenue and operating income could decline and our cost of revenue as a percentage of net revenue could increase.

We base orders for inventory on our forecasts of our OEM customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers’ products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue. Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to transition our semiconductor chips to increasingly smaller sizes, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller chips, which are measured in microns and referred to as geometry processes. We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron and 0.13 micron geometry processes. We are currently migrating some of our products to even smaller 90-nanometer geometry process technology, and over time, we are likely to migrate to even smaller geometries. The smaller chip size reduces our production and packaging costs, which enables us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our net revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Metalink Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated, which companies, we believe, have experience in VDSL, or VDSL-like, technology. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and reduced volume.

We consider other companies that have access to discrete multi-tone, or DMT, technology as potential competitors in the future, and we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers may choose to develop their own chipsets. To remain competitive, we need to provide products that are designed to meet our customers’ needs. Our fiber-fast broadband products must:

•                  achieve optimal product performance;

•                  comply with industry standards;

•                  be cost-effective for our customers’ use in their systems;

•                  meet functional specifications;

•                  be introduced timely to the market; and

•                  be supported by a high-level of customer service and support.

Many of our competitors operate their own fabrication facilities or have stronger manufacturing partner relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our net revenue may fail to increase or may decline.

Other data transmission technologies may compete effectively with the carrier services addressed by our products, which could adversely affect our product sales and business.

Our net revenue is dependent on the increase in demand for carrier services that use fiber-fast broadband. These services compete against a variety of different data transmission technologies, including other DMT-based technologies, cable modem and satellite and other wireless technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over, the fiber-fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our future success depends to a significant extent upon the continued service of our key personnel, including our President and Chief Executive Officer, Rajesh Vashist, and our other senior executives and key technical personnel. We do not have employment agreements with any of these executives, except for Mr. Vashist, or any other key employees, that govern the length of their service. The loss of the services of Mr. Vashist or other senior management or technical personnel could harm our business. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Stock options generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

If we are unable to develop, introduce or to achieve market acceptance of our new chipset products, our operating results would be adversely affected.

Our future success depends on our ability to develop new chipset products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new chipset products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our ability to develop and deliver new chipset products successfully will depend on various factors, including our ability to:

•                  accurately predict market requirements and evolving industry standards;

•                  accurately define new chipset products;

•                  timely complete and introduce new product designs;

•                  timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•                  ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•                  shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•                  gain market acceptance of our products and our OEM customers’ products.

If we are unable to develop and introduce new chipset products successfully and in a cost-effective and timely manner, we will not be able to attract new customers or retain our existing customers, which would harm our business.

Our success is dependent on achieving design wins into commercially successful OEM systems.

Our products are generally incorporated into our OEMs customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a design win. We often incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any net revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our net revenue would suffer.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. While we currently have no such agreements, any future acquisition, partnership joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures may require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our OEM customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established within the last three years, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our sales and operating results could be harmed.

We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technology that is integrated into some of our products, including memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

Rapidly changing standards and regulations could make our products obsolete, which would cause our sales and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies such as The American National Standards Institute (ANSI) and The Committee T1E1.4 in North America, European Telecommunications Standards Institute (ETSI) in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. (IEEE) worldwide. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our sales and operating results would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our net revenue or increase our costs.

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights in the United States. We do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact that a significant portion of our net revenue is generated abroad. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as U.S. law. The patents we have obtained, or may obtain in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we may be required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our net revenue would be harmed.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant costs and diversion of our resources.

Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights. While we are not aware that we are currently infringing on the proprietary rights of third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Any potential dispute involving our patents or other intellectual property could also include our manufacturing subcontractors and OEM customers, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our manufacturing subcontractors and OEM customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses. While to date none of our OEM customers has made an indemnification claim against us, in the event an indemnification claim were made, it could adversely affect our relationships with our OEM customers and result in substantial costs to us.

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate and result in volatility in the price of our common stock. An OEM customer or a carrier may decide to cancel or change its product plans, which could cause us to lose anticipated sales.

After we have delivered a product to an OEM customer, the OEM will usually test and evaluate our product with its carrier customer prior to the OEM completing the design of its own equipment that will incorporate our product. Our OEM customers and the carriers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate net revenue from these products. It is possible that we may never generate any net revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increase the risk that an OEM customer or carrier will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or carrier could cause us to not achieve anticipated net revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or carrier reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

As our international manufacturing, sales and research and development operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 99.8% of our net revenue in 2004 and 99.4% of our net revenue in the nine months ended September 30, 2005 was derived from sales to customers outside the United States. We may expand our international business activities and open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

•                  political, social and economic instability, including terrorist acts;

•                  exposure to different legal standards, particularly with respect to intellectual property;

•                  natural disasters and public health emergencies;

•                  trade and travel restrictions;

•                  the imposition of governmental controls and restrictions or unexpected changes in regulatory requirements;

•                  burdens of complying with a variety of foreign laws;

•                  import and export license requirements and restrictions of the United States and each other country in which we operate;

•                  foreign technical standards;

•                  changes in tariffs;

•                  difficulties in staffing and managing international operations;

•                  fluctuations in currency exchange rates;

•                  difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•                  potentially adverse tax consequences.

Because we are currently substantially dependent on our foreign sales, research and development and operations, any of the factors described above could significantly harm our ability to produce quality products in a timely and cost effective manner, and increase or maintain our foreign sales.

Significant fluctuations or a slowdown in deployment of fiber extension over copper and broadband over copper in Asia would adversely affect our operating results.

Sales to customers located in Asia accounted for 97.2% of our net revenue in 2004 and 99.4% for the nine months ended September 30, 2005. Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia. Fluctuations in or a plateau of new subscribers in Asia could impact our net revenue and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our net revenue to decline. In addition, our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business.

We derive a substantial amount of our net revenue from Asia, and our failure to diversify the geographic sources of our net revenue could harm our operating results.

Because a substantial portion of our net revenue has been derived from sales into Japan and Korea, our net revenue has been heavily dependent on developments in these markets. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Asia. While part of our strategy is to diversify the geographic sources of our net revenue, failure to further penetrate markets outside of Japan and Korea could harm our business and operating results.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that we offer frequently contain defects and bugs, particularly when they are first introduced or as new versions are released. In the past we have experienced, and may in the future experience, defects and bugs in our products. If any of our products contains defects or bugs, or has reliability, quality or compatibility problems, our reputation may be damaged and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may increase our costs and expose us to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union bans the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, in advance of this deadline, some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

We plan to implement a new ERP system, an enhancement which could disrupt our operations and negatively impact our sales volume and net revenue.

We intend to implement a comprehensive enterprise resource planning, or ERP, information system to manage our business operations, and our migration to this new system could disrupt our operations. We have experienced difficulties in the past in implementing new information systems. The process of implementing new information systems could also adversely impact our ability to do the following in a timely manner:

•                  accept and process customer orders;

•                  receive inventory and ship products;

•                  invoice and collect receivables;

•                  place purchase orders and pay invoices; and

•                  all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP information system.

Due to the cyclical nature of the semiconductor and telecommunications industries, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our net revenue and in our operating results. Any downturns in the semiconductor or broadband communications industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause our stock price to decline.

In addition, the telecommunications industry from time to time has experienced and may again experience a pronounced downturn. To respond to a downturn, many carriers may be required to slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, which would have a negative impact on our business. In the future, a downturn in the telecommunications industry may cause our operating results to fluctuate from year to year, which also may tend to increase the volatility of the price of our common stock and harm our business.

Several of the facilities that manufacture our products, most of our OEM customers and the carriers they serve, and our California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble and test our products, and one of our subcontractor’s wafer foundries, are located in Taiwan. Our customers are currently primarily located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Risks Related to our Common Stock

Our stock price may be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

Prior to our initial public offering, our common stock had not been sold in a public market. We cannot predict the extent to which a trading market will develop or how liquid that market might become. The initial public offering price for the shares was determined by negotiations between us and the representatives of the underwriters and may not be indicative of prices that will prevail in the trading market. The trading price of our common stock could be subject to wide fluctuations due to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10Q. In addition, the stock market in general, and the Nasdaq National Market and technology companies in particular, have experienced extreme price and volume fluctuations. Our initial trading price and valuation may not be sustainable, and broad market and industry factors may decrease the market price of our common stock, regardless of our actual operating performance.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management’s attention and resources.

In the past, securities class action litigation often has been brought against a company following periods of volatility in the market price of its securities. Companies such as ours in the semiconductor industry and other technology industries are particularly vulnerable to this kind of litigation due to the high volatility of their stock prices. While we are not aware of any such contemplated class action litigation against us, we may in the future be the target of securities litigation. Any securities litigation could result in substantial costs and could divert the attention and resources of our management.

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock will be influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of September 30, 2005 we had 23,792,253 shares of common stock outstanding. Of these shares, 6,400,000 were recently sold in our initial public offering and are freely tradable under federal and state securities laws without further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares after completion of our initial public offering are “restricted securities” and generally will be available for sale in the public market as follows:

•                  shares, which are subject to lock-up agreements with the underwriters, will be eligible for sale at various times beginning 180 days (subject to an extension of up to 18 days) after September 21, 2005, the date of our initial public offering,  pursuant to Rules 144, 144(k) and 701 of the Securities Act.

The underwriters may, however, release all or a portion of the shares subject to lock-up agreements at any time without notice. To the extent shares are released before the expiration of the lock-up period and these shares are sold into the market, the market price of our common stock could decline.

In addition, after the initial public offering, the holders of 15,311,840 shares of common stock are now entitled to rights to cause us to register the sale of those shares under the Securities Act. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement.

In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock.

Our corporate actions are substantially controlled by our directors, executive officers and their affiliated entities who could exert control over our company in a manner that may be contrary to the interests of other investors.

Our directors, executive officers and their affiliated entities beneficially own over 35% of our outstanding common stock. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•                  the right of the board of directors to elect a director to fill a vacancy created by the expansion of the board of directors;

•                  the establishment of a classified board of directors requiring that not all members of the board be elected at one time;

•                  the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•                  the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•                  the ability of the board of directors to alter our bylaws without obtaining stockholder approval;

•                  the ability of the board of directors to issue, without stockholder approval, up to 5,000,000 shares of preferred stock with terms set by the board of directors, which rights could be senior to those of common stock;

•                  the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•                  the required approval of holders of a majority of the shares entitled to vote at an election of directors to remove directors for cause; and

•                  the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

We are also subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the point in time that such stockholder acquired shares constituting 15% or more of our shares, unless the holder’s acquisition of our stock was approved in advance by our board of directors.

We will incur increased costs as a result of being a public company.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. In addition, the Sarbanes-Oxley Act of 2002, as well as new rules subsequently implemented by the SEC, and the Nasdaq National Market, have required changes in corporate governance practices of public companies. We expect these new rules and regulations to significantly increase our legal and financial compliance costs and to make some activities more time-consuming and costly. For example, we have created additional board committees and adopted policies regarding internal controls and disclosure controls and procedures. In addition, we will incur additional costs associated with our public company reporting requirements. We also expect these new rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We are currently evaluating and monitoring developments with respect to these new rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

Our net revenue and our costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

Interest Rate Sensitivity

We had cash and cash equivalents totaling $98.7 million at September 30, 2005. These amounts were invested primarily in money market funds. The unrestricted cash and cash equivalents are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates will reduce future investment income. During October 2004 we entered into a loan agreement with Silicon Valley Bank. Interest is calculated at Silicon Valley Bank’s prime rate plus 0.5 percentage points. The balance outstanding on this working capital line facility at September 30, 2005 was $1.6 million at 4.5%. A 10% change in interest rates (0.45%) would not have a material impact on our financial position and results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of September 30, 2005, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q.

Changes in internal controls.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Limitations on the effectiveness of controls.

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ikanos Communications, Inc. have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II. OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended September 30, 2005, we issued 9,318 shares of our common stock that were not registered under the Securities Act of 1933 to our employees upon the exercise of options for cash consideration with an aggregate exercise price of $21,759. These transactions were undertaken in reliance upon the exemption from the registration requirements of the Securities Act afforded by Rule 701 promulgated under the Securities Act and Section 4(2) of the Securities Act.

The Securities and Exchange Commission declared our first registration statement, which we filed on Form S-1 (File No. 333-113880), under the Securities Act of 1933 as amended,  in connection with the initial public offering of our common stock, par value $0.001, effective on September 21, 2005. Citigroup and Lehman Brothers acted as the lead underwriters of the offering. Our common stock commenced trading on the Nasdaq National Market on September 22, 2005 under the trading symbol “IKAN.” A total of 6,400,000 shares of common stock were sold in the offering at $12.00 per share. All of the shares of common stock were sold by us. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $67.9 million from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more of our common stock, or to our affiliates. To date, we have not used any part of the net proceeds of the offering. To date, all of the net proceeds of the offering have been applied to temporary investments.

Following the completion of the offering, all shares of our issued and outstanding preferred stock, par value $0.001, converted automatically into 15,311,840 shares of common stock.

Item 4. Submission of Matters to a Vote of Stockholders

Pursuant to a written consent dated August 26, 2005, our stockholders approved the following actions by a written consent of the stockholders in connection with our initial public offering:  an amendment to our restated certificate of incorporation to effect a 1-for-12 reverse stock split; the approval and adoption of our amended and restated certificate of incorporation effective upon the closing of the initial public offering; the establishment of a staggered board; the amendment of the 1999 Stock Plan to increase the number of shares of common stock reserved for issuance; and the approval of amendments to the 2004 Equity Incentive Plan and the 2004 Employee Stock Purchase Plan.  Based on pre-split numbers, of the 24,713,487 shares of Common Stock outstanding, 13,266,757 shares were voted in favor of the consent with 11,446,730 shares not voted; of the 183,743,668 shares of Preferred Stock then outstanding, 160,403,196 shares were voted in favor of the consent with 23,340,472 shares not voted.

Item 5. Other Information

None

Item 6. Exhibits

An Exhibit Index has been attached as part of this quarterly report and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: November 15, 2005	By:	/s/ RAJESH VASHIST
Rajesh Vashist
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: November 15 , 2005	By:	/s/ DANIEL K. ATLER
Daniel K. Atler
Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.