Form 10-K
period 2005-12-31
IKANOS COMMUNICATIONS
filed 2006-02-27
CIK 1219210

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 000-51532

IKANOS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	73-1721486 (I.R.S. Employer Identification Number)

47669 Fremont Boulevard
Fremont, CA 94538
(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (510) 979-0400

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
None	None

Securities registered pursuant to Section 12(g) of the Act:
 Common Stock, $0.001 par value

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. YES ☐ NO ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days. YES ☒ NO ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether Registrant is a larger accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
                Larger Accelerated filer ☐    Accelerated filer ☐    Non-acclerated filer ☒

        Indicate by check mark whether Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

        As of January 31, 2006, the registrant had 23,910,846 shares of common stock outstanding. The registrant's common stock was not publicly traded on June 30, 2005.

DOCUMENTS INCORPORATED BY REFERENCE

        The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement for the 2006 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

TABLE OF CONTENTS

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

        This Form 10-K, particularly in the sections entitled "Business," "Risk Factors," and "Management's Discussion and Analysis of Financial Condition and Results of Operations" contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as "believe," "may," "estimate," "continue," "anticipate," "intend," "should," "plan," "expect," "predict," "potential," or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption "Risk Factors" and elsewhere in this prospectus, regarding, among other things:

  •
  our limited operating history;

  •
  our ability to integrate the technologies and employees from the NPA acquisition into our existing business;

  •
  decreased demand for our chipsets;

  •
  selling prices of products being subject to declines;

  •
  our dependence on a few customers;

  •
  market acceptance of new products and technologies;

  •
  our reliance on subcontractors to manufacture, test and assemble our products;

  •
  the future growth of the fiber-fast broadband and network processing markets;

  •
  competition and competitive factors of the markets in which we compete; and

  •
  future costs and expenses and financing requirements.

        These risks are not exhaustive. Other sections of this Form 10-K may include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

        You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

        The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Item 8 of this Annual Report on Form 10-K.

Overview

        We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over telephone companies' existing copper lines. We have developed these semiconductors for the fiber-fast broadband services market using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. We use the term "fiber-fast" to refer to maximum transmission rates from 50 megabits per second, or Mbps, to 100 Mbps to download or receive information "downstream" and from 30 Mbps to 100 Mbps to upload or transmit information "upstream." In February 2006, we acquired network processing and ADSL assets, which we refer to as the NPA acquisition, that we believe will enable us to become a leading developer and provider of residential gateway semiconductors providing routing, security and wireless local area network, or LAN, functionality. Our expertise in high-performance communications, transmission media and carrier systems enables us to integrate digital and analog signal processing functions into a single chipset that consists of multiple semiconductors. Our chipsets are incorporated in communications and residential gateway systems that are deployed by telephone companies, or carriers, to enable subscribers to receive Triple Play services, including data, voice and video content. By deploying communication systems that incorporate our chipsets, carriers are able to leverage their existing copper infrastructure to provide fiber-fast broadband services, thereby enabling cost-effective delivery of advanced digital media, video, communications and interactive broadband applications. We are a "fabless" semiconductor company in that we outsource all of the manufacturing, assembly and testing of our semiconductors to our outsourcing partners.

        We offer multiple product lines including very-high-bit-rate-digital subscriber line, or VDSL, that are designed to address different segments of the broadband semiconductor market for both carrier networks and subscriber premises equipment:

  •
  Our Fx and FxS family of VDSL Physical Layer, or PHY, products is targeted at the fiber extension over copper market, in which deployment distances are generally no more than 3,000 feet, and provides transmission rates up to 100 Mbps downstream and upstream;

  •
  Our SmartLeap and CleverConnect family of VDSL PHY products is targeted at the broadband over copper market, in which deployment distances generally reach up to 15,000 feet, and provides transmission rates up to 60 Mbps downstream and 30 Mbps upstream;

  •
  Our Eagle family of ADSL PHY products is primarily targeted at the broadband over copper market, and provides transmission rates up to 24 Mbps downstream and 1 Mbps upstream; and

  •
  Our Fusiv family of residential gateway products is primarily targeted at customer premises equipment, or CPE, for both the fiber extension and broadband over copper markets.

        Carriers choose chipsets from these multiple PHY product lines based upon the design of their networks, including the distance between the fiber termination point and the customer premises. Moreover, carriers choose amongst the Fusiv family of residential gateway semiconductors based upon the services and functions they wish to provide to their customers.

        Our customers consist primarily of large communications OEMs that sell to leading carriers. To date, we have shipped chipsets to enable over ten million ports. A port is the physical connection between the fiber network and the copper telephone line, as well as between the copper telephone line and the customer premises. Our chipsets have been designed into systems offered by leading OEMs including: Alcatel, Calix, Inc., Dasan Networks, Inc., ECI Telecom, Ltd., Huawei Technologies Co., Ltd., Marconi Corporation plc, Millinet Co., Ltd., NEC Corporation, Netopia, Inc., Nokia Corporation, Salira Optical Network Systems, Inc., the SAFRAN Group, of which Sagem Communication is a subsidiary, Siemens AG, Samsung Electronics Co., Ltd., Sumitomo Electric Industries, Ltd., Tellabs, Inc., UTStarcom Incorporated, Wins Communications Co., Ltd., Woojyun Systec Co., Ltd., ZTE Corporation and ZyXEL Communications Corp. Our OEM customers have sold systems that include our chipsets to the following major carriers: Belgacom, BellSouth Corporation, France Telecom, KDDI Corp., Korea Telecom Corp., Nippon Telegraph & Telephone Corp., Softbank BroadBand, Swisscom and Telecom Italia (France). Our chipsets are also being evaluated for deployment by other leading carriers.

Recent Developments

        On February 17, 2006, we acquired the broadband products product line, which consists of network processing and ADSL assets, for approximately $31 million in cash. The NPA acquisition enables us to enter the growing residential gateway semiconductor market. The NPA acquisition also diversifies our product offerings and allows us to sell into new markets worldwide. Furthermore, this acquisition expands our Triple Play and interactive services expertise by adding over 70 personnel to our research and development team.

Industry Background

Demand for Fiber-Fast Broadband Services

        The growth of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to IDC, in 2004, there were over 273 million online households worldwide. Of these households, approximately 127 million were accessing the Internet through broadband connections, while the majority continued to access the Internet through dial-up connections. Dial-up connections provide transmission rates of up to 56 Kbps, allowing for basic applications such as e-mail and low bandwidth Internet access. Comparatively, most of the 127 million households accessing the Internet through broadband connections were utilizing first generation broadband, such as DSL, ADSL or cable modems, for faster downloading of data. We believe that typical first generation broadband transmission rates are 1 Mbps downstream and 256 Kbps upstream, which limit users to sending and receiving emails with attachments utilizing low-bandwidth Internet access and some multi-media applications. Today, consumers and businesses are increasingly demanding access to advanced digital media, video, communications and interactive broadband applications, including:

  •
  Broadcast television;

  •
  High definition television, or HDTV;

  •
  Internet Protocol television, or IPTV;

  •
  Video on demand, or VOD;

  •
  Interactive television;

  •
  Peer-to-peer file sharing;

  •
  Sending and receiving advanced digital media such as music, photos and video;

  •
  Video conferencing;

  •
  Video surveillance;

  •
  Streaming video and audio;

  •
  Online gaming and game hosting; and

  •
  Voice over Internet Protocol, or VoIP.

        Additionally, users are increasingly creating, interacting with and transmitting advanced digital media. As a result, the ability to send information upstream has become equally as important as the ability to receive information downstream. For example, applications such as peer-to-peer file sharing or online gaming have the same high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their existing dial-up connections and first generation broadband technology, which do not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications.

        The table below illustrates selected applications and the comparative user experience of using alternative technologies:

First Generation Broadband
		Dial-up	DSL	Cable	Fiber-Fast Broadband

Typical Downstream Speed/Upstream Speed		56 Kbps/ 56 Kbps	1 Mbps/ 256 Kbps	3 Mbps/ 256 Kbps	50 Mbps to 100 Mbps/ 30 Mbps to 100 Mbps
Service Provider		Carrier	Carrier	Cable Operator	Carrier

Application	Specification	Availability of Reliable Applications (Yes/No)

Web Browsing		Yes	Yes	Yes	Yes
Broadcast TV Services	3 TVs per household 4.5 Mbps per TV	No	No	Yes	Yes
Watch Live HDTV	12 Mbps to 19 Mbps per TV	No	No	Yes	Yes
Video On Demand	Full length motion picture 4.5 Mbps	No	No	Yes	Yes
Peer-to-Peer File Sharing	5 Mbps upstream/ 5 Mbps downstream	No	No	No	Yes
On Line Game Hosting	Super Extended Graphics Array, 30 frames per second	No	No	No	Yes
Video Conferencing	Full motion, Super Extended Graphics Array, 30 frames per second	No	No	No	Yes
Streaming Video	Full screen	No	No	No	Yes

Application	Specification	Estimated Time

Send 30 Digital Photos	2.5 megabytes each	>2 hours	>30 minutes	>30 minutes	<10 seconds
Receive 30 Digital Photos	2.5 megabytes each	>2 hours	>10 minutes	>3 minutes	<10 seconds
Send Typical Video Clip	10 megabytes	>20 minutes	>5 minutes	>5 minutes	<2 seconds
Receive Typical Video Clip	10 megabytes	>20 minutes	>1 minute	>20 seconds	<2 seconds

The Carrier Market Opportunity for Fiber-Fast Broadband Services and Residential Gateways

        Historically, carriers have used their copper lines primarily for providing basic voice services. While demand for Internet access has increased, traditional basic voice service revenue has experienced little growth. Carriers' legacy voice revenue has also been under pressure due to increased competition from cable operators and other alternative service providers.

        Anticipating a significant increase in advanced communications traffic, carriers upgraded their core and metro area networks with millions of miles of high-capacity optical fiber in the 1990s. However, broadly deploying fiber directly to the end user on the access network to provide fiber-fast broadband is cost prohibitive and time consuming. As a result, there is an enormous disparity between bandwidth in the fiber network and the bandwidth available to the end user. Given that the majority of Internet users are connected to carriers' copper lines, the most practical means available to the carriers for delivering fiber-fast broadband services is to utilize their existing copper lines.

        In an attempt to meet the growth in demand for Internet access and to supplement their legacy voice revenues, carriers have been deploying first generation broadband technologies in the form of DSL solutions over copper lines. First generation DSL typically offers transmission rates that are becoming inadequate for providing the bandwidth necessary for advanced digital media, video and communications applications.

        Second-generation broadband offerings, specifically the ADSL2 and ADSL2+ standards, were introduced to provide carriers with the ability to offer basic video, voice and data services, and provided speed improvement over first-generation broadband technologies. While second-generation broadband technologies do not offer the high maximum upstream and downstream data rates of third- generation, or VDSL-based technologies, second-generation broadband technology offerings have achieved market acceptance in early deployments of Triple Play services.

        Third-generation interactive broadband provides a richer user experience through the combination of higher upstream and downstream transmission rates, which, together with customizable applications, such as interactive television, provides more personalized services than broadcast-oriented networks. Moreover, fiber-fast broadband enables telephone carriers to offer Triple Play and interactive services that may surpass the services currently provided by cable operators.

        To accommodate the requirements of Triple Play and interactive services, a number of carriers are deploying fiber-fast broadband services over their existing copper infrastructure. Fiber-fast broadband technology bridges the bandwidth gap between fiber and copper while avoiding the costs and time of deploying fiber all the way to the premises. This enables carriers to quickly meet the needs of their users and increase their revenues through the delivery of advanced digital media, video, communications and interactive broadband applications while minimizing costs and capital expenditures.

        In order to deliver Triple Play and interactive services, carriers are increasingly offering customers residential gateway equipment that implements some or all of the following key functions:

  •
  Network security;

  •
  Internet protocol, or, IP routing;

  •
  Wireless LAN, such as 802.11x; and

  •
  VoIP.

        We believe the size of the VDSL semiconductor market opportunity from 2006 through 2010 could exceed $4.0 billion. Furthermore, we believe the residential gateway semiconductor market opportunity from 2006 through 2010 could exceed $1.5 billion.

The Ikanos Solution

        We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over telephone companies' existing copper lines. We have developed these semiconductors for the fiber-fast broadband services market using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our expertise in high-performance communications, transmission media and carrier systems enables us to integrate digital and analog signal processing functions into a single chipset that consists of multiple semiconductors.

        In February 2006, we completed the NPA acquisition, which we believe will enable us to become a leading developer and provider of residential gateway semiconductors providing key functions such as routing, network security, wireless LAN and VoIP. Through this acquisition, we added over 70 engineers with expertise in developing and designing high performance network processing semiconductors and related software that enables us to integrate key residential gateway functions into a single chipset that consists of multiple semiconductors.

        Our chipsets are incorporated in communications systems that are deployed by carriers to enable subscribers to access data, voice and video. We offer highly programmable chipsets that support the multiple international standards used in fiber-fast broadband deployments worldwide, including VDSL, VDSL2, ADSL2 and ADSL2+, as well as network processing semiconductors.

        We have incorporated features and functions into our chipsets that previously had to be developed by our OEM customers as part of their own systems. We refer to these features and functions as our systems-level capabilities, which enable our OEM customers to reduce costs, accelerate time to market and enhance the flexibility of their systems.

        We believe that our key competitive advantages include our system-level expertise, the programmability of our chipsets, our technology leadership and experience working directly with carriers in mass deployment of this technology. Our chipsets are deployed by several leading carriers and are also being evaluated by other leading carriers.

Key features of our technology include:

        Integrated analog technology.    One of the key technology differentiations of our chipsets is our analog technology that is incorporated into our integrated analog front-end. The analog front-end performs the high-precision analog-to-digital and digital-to-analog conversion and the various analog functions necessary to interface between the digital signal processor and the physical transmission medium. Our integrated analog technology includes programmable transmit and receive filters, low-noise amplifiers, and a power-optimized line driver with synthesized impedance and hybrid cancellation. Our analog technology enables systems to increase performance, adapt to noisy signal conditions, reduce power consumption and be programmed for multiple international standards. Additionally, our analog technology eliminates the need for a large number of discrete components and hence reduces costs for our OEM customers and increases the number of connections, or ports, in OEM systems.

        Highly programmable platform and software.    We provide a highly programmable platform for the fiber-fast broadband industry that enables significant customization of reach, transmission rates and other specifications to optimize transmission performance. Our software enables the programmability of our digital signal processor as well as provides an interface to an external processor for diagnostic testing and configuration of key functions. Our software can be remotely downloaded into our chipsets incorporated into customer premises equipment. This capability allows the carriers to upgrade their existing systems without having to replace them, thereby enabling carriers to protect their investments and reduce costs. In addition, we provide application software that can be used by our OEM customers to facilitate the incorporation of our chipsets into their systems.

        High performance digital signal processing and advanced algorithms.    Communications algorithms are special techniques used to transform between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. In order to reliably transmit and receive signals at fiber-fast transmission rates, it is critical to execute advanced algorithms in real time. Algorithm processing is typically performed by the digital signal processor. We have designed high-performance, low power usage digital signal processors for high transmission rate applications that utilize our proprietary software. Our processing algorithms enable reliable transmission and recovery of signals at fiber-fast transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our digital signal processor and our advanced algorithms provides us a competitive advantage.

        Flexible network interfaces.    Carriers globally use multiple communications protocols for transmitting data, voice and video over their networks. Such protocols include Asynchronous Transfer Mode, or ATM, and IP. Our chipsets have the capability to support multiple network protocols and interfaces, including ATM and IP, to a variety of different OEM systems. For example, carriers in Japan and Korea typically deploy our chipsets to build IP-based line cards while carriers in Europe and North America have typically deployed ATM-based systems.

        High performance network processing.    The delivery of high-quality video and other Triple Play services requires a high performance residential gateway to process the digital data streams that travel in both the upstream and downstream directions from the end customer. Common data processing functions include routing of IP based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality. Our products include high performance network processing semiconductors that are designed to perform residential gateway functions at rates of up to 200 Mbps, which is equal to the rates of our VDSL PHY solutions. We believe the combination of our high performance network processing products and our broad range of VDSL and ADSL PHY solutions provides us a competitive advantage.

Key benefits of our technology for our OEM customers and carriers are:

        Enabling the delivery of advanced digital media, video, communications and interactive broadband applications.    Our PHY chipsets provide fiber-fast transmission rates of up to 100 Mbps downstream and upstream, which we believe are the highest transmission rates currently achievable over copper telephone lines. These transmission rates enable carriers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming and game hosting and VoIP, as well as traditional telephony services.

        Improving time-to-market with programmable systems-level chipsets.    Our chipsets are programmable through our software, which allows our OEM customers to provide a single line card, instead of multiple line cards, to support multiple international standards. Our systems-level capabilities enable us to design our chipsets to accelerate our OEM customers' time-to-market. Because of the programmability of our chipsets, carriers can deliver multiple service packages and charge different amounts for these packages.

        Cost-effective, fiber-fast transmission over existing copper lines.    Our chipsets minimize carriers' capital expenditures and costs because they enable transmission of signals at fiber-fast transmission rates over their existing copper lines. As a result, carriers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers. Our chipsets are also compatible with carriers' existing systems, enabling these carriers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs. Moreover, we offer chipsets for both second-generation ADSL2 and ADSL2+ broadband solutions, as well as third-generation VDSL broadband solutions, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access chipsets.

        End-to-end solutions.    We offer chipsets for carrier networks as well as for customer premises equipment including modems and residential gateways. We ensure seamless interoperability by providing end-to-end solutions for the carrier network end and the customer premises end.

        Proven technology.    To date, we have shipped chipsets to enable over ten million VDSL ports. Our chipsets are already deployed or in field testing at several leading carriers worldwide such as Belgacom, France Telecom, KDDI Corp., Korea Telecom Corp., Nippon Telegraph & Telephone Corp., Softbank BroadBand and Telecom Italia (France). Our OEM customers and the carriers they serve conduct extensive system-level testing and field qualification of a new chipset over a six to 18 month period to ensure that it meets performance, standards compliance and stability requirements before that chipset is approved for mass deployment. Our chipsets have been designed into systems offered by leading OEMs including: Alcatel, Calix, Inc., Dasan Networks, Inc., ECI Telecom, Ltd., Huawei Technologies Co., Ltd., Marconi Corporation plc, Millinet Co., Ltd., NEC Corporation, Nokia Corporation, the SAFRAN Group, of which Sagem Communication is a subsidiary, Salira Optical Network Systems, Inc., Siemens AG, Samsung Electronics Co., Ltd., Sumitomo Electric Industries, Ltd., Tellabs, Inc., UTStarcom Incorporated, Wins Communications Co., Ltd., Woojyun Systec Co., Ltd., ZTE Corporation and ZyXEL Communications Corp.

Our Strategy

        Our objective is to be the leading developer and provider of highly programmable semiconductors for fiber-fast broadband over telephone copper lines and to accommodate the requirements of Triple Play and interactive services. In addition, we intend to further expand into new applications and adjacent markets. The principal elements of our strategy are:

        Leverage our market and technology leadership positions.    We believe we have achieved a leadership position in the fiber-fast broadband market. We have been a leader in the development of the standards for fiber-fast broadband over copper lines and our solutions are compliant with many of those standards. Our chipsets have been deployed by several leading carriers, which we believe provides us with an incumbent position with these carriers. We intend to leverage our incumbent position to accelerate the deployment of our chipsets around the world.

        Capitalize on our existing carrier and OEM relationships.    Broadband technology requires customization for the specific needs of carriers. We intend to continue to capitalize on our close relationships with leading carriers and OEMs to accelerate the deployment of our chipsets. We believe that our close relationships with carriers and OEMs provide us with a deep understanding of their needs and enable us to continue to develop customized technology to meet their requirements.

        Continue to pursue acquisitions, strategic partnerships and joint ventures.    We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in February 2006, we completed the NPA acquisition, which we believe will enable us to become a leading developer and provider of residential gateway semiconductors.

        Leverage our technology capabilities to pursue new market opportunities.    We have developed expertise in technologies that are key to fiber-fast broadband, including analog and mixed-signal semiconductor design, digital signal processing, advanced-signal processing algorithms, firmware and software. Through the NPA acquisition, we added over 70 engineers with expertise in developing and designing high performance network processing semiconductors and related software that enables us to integrate key residential gateway functions into a single chipset that consists of multiple semiconductors. We plan to further extend our technology expertise by devoting engineering resources to research and development in analog and mixed-signal, digital signal and network processing as well as by exploring potential technology acquisition opportunities. We intend to use our core technologies and establish partnerships to develop new complementary products that incorporate additional functionality to our current chipsets to expand our addressable market.

        Rapidly expand our geographic presence.    We have a significant local presence in Japan and Korea. In addition, we have expanded our sales reach by adding sales personnel, field application engineers, consultants and third-party representatives in Taiwan (also serving China), Europe and the United States. We intend to continue to expand our sales team, technical support organization and third-party sales channels to broaden our customer reach on a global basis. Particularly, we intend to achieve significant growth in key countries such as Belgium, Canada, China, France, Germany, India, Italy, The Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. We believe that such geographic expansion provides significant potential for additional long-term growth for our company.

        Capitalize on our fabless operating model.    We intend to continue to operate as a fabless semiconductor company by outsourcing all the manufacturing, assembling and testing of our chipsets to reliable outsourcing partners. We also intend to continue working closely with our third-party outsourcing partners to achieve higher performance and lower cost for our chipsets. We believe that our fabless operating model has enabled us to continue to focus on innovation, integration and the marketing and selling of our products. This enables us to maximize our growth opportunities while minimizing our need for capital and increasing our flexibility.

Ikanos Target Markets

        We offer multiple product lines that are designed to address different segments of the fiber-fast broadband and residential gateway semiconductor markets. Using equipment based on our programmable chipsets, carriers deploy advanced digital media, video, communications and interactive broadband applications over their existing copper infrastructure. Carriers choose our chipsets from these multiple product lines based upon the design of their networks, including the distance between the fiber termination point and the customer premises.

Fiber Extension Over Copper Market

        The fiber extension over copper market refers to transmission rates up to 100 Mbps downstream and upstream, with deployment distances that are generally no more than 3,000 feet of copper line, between the point of fiber termination and the end user.

        Carrier networks connect to their customers through fiber followed by copper lines. As carriers extend fiber closer to the customer, the length of the copper line shortens. With copper lines of 3,000 feet or shorter, carriers can provide fiber-fast transmission rates over existing copper lines. Carriers have been increasing the deployment of fiber and bringing it closer to the customer. However, we believe that deploying fiber directly to the customer is cost prohibitive and time consuming. The fiber extension over copper market utilizes copper lines to bridge the connection between the customer premises and the nearest fiber termination point, thereby enabling carriers to deliver fiber-fast services cost effectively. By providing fiber-fast transmission rates over existing copper lines, carriers enable the provision of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming and game hosting and VoIP, as well as traditional telephony services.

        The fiber extension over copper market is driven by the increasing deployment of fiber using various topologies, such as fiber to the home, premises, building, curb and node, collectively referred to as FTTx. The fiber extension over copper market, although still in its infancy, is a rapidly growing market. Growth is currently being fueled by markets in Asia, particularly Japan and Korea.

Ikanos' Fiber Extension Over Copper Products

        Our fiber extension over copper PHY chipsets enable OEMs to develop systems and line cards that connect consumers to carriers' fiber networks using existing copper lines at transmission rates of up to 100 Mbps downstream and upstream. Our product line to address this market includes our Fx and FxS chipsets:

  •
  Our Fx chipsets are incorporated into line cards that are installed at the carrier network and in optical line terminals, or OLT, and optical network units, or ONU, and other types of optical-based access systems to connect the fiber network to the consumer over existing copper lines.

  •
  Our FxS chipsets are incorporated into equipment located at the customer premises, referred to as subscriber located equipment, or SLE, or the optical network terminal, or ONT, and are integral to the delivery of fiber fast broadband services.

        The following diagram depicts typical network connectivity of fiber extension over copper:

Broadband Over Copper Market

        The broadband over copper market refers to transmission rates of up to 60 Mbps downstream and 30 Mbps upstream and in which deployment distances generally reach up to 15,000 feet of copper line between the point of fiber termination and the end user. DSL is currently the predominant technology worldwide to deploy broadband using existing copper lines. A variety of DSL technologies currently exist in the marketplace, including asymmetric DSL, or ADSL, and very high bit-rate DSL, or VDSL and VDSL2, among others. These DSL technologies vary by their downstream and upstream transmission rates and the effective distance over which they operate. Standards-based ADSL transmission rates currently range up to 25 Mbps downstream and 1 Mbps upstream, with the majority of subscribers typically achieving transmission rates of up to 1 Mbps downstream and 256 Kbps upstream. According to IDC, of the 146 million worldwide broadband services subscribers in 2004, more than 95 million subscribed to DSL services. That number is expected to grow to 199 million by 2009, growing at a compounded annual growth rate of 15.7%.

Ikanos' Broadband Over Copper Products

        Our broadband over copper chipsets supply transmission rates up to 60 Mbps downstream and 30 Mbps upstream over a single copper line. Our chipsets are incorporated in systems to provide point-to-point connection between the carriers' central office or remote terminal and the customers' premises. Depending on distance requirements, carriers can provision services from the central office or through neighborhood remote terminals. In carriers' central office installations, our chipsets are incorporated into digital subscriber line access multiplexers, or DSLAMs, while in neighborhood remote terminal cabinets or multi-dwelling wiring closets, our chipsets are incorporated in mini-remote access multiplexers, or mini-RAMs. Copper lines run from the DSLAM or mini-RAM to the customer premises where our chipsets are also incorporated into customer premises equipment.

        Our broadband over copper product line to address this market includes our SmartLeap, CleverConnect and Eagle chipsets:

  •
  Our SmartLeap chipsets are incorporated on line cards that are installed in existing carrier equipment such as broadband access concentrators, DSLAMs and mini-RAMs.

  •
  Our CleverConnect and Eagle chipsets are incorporated into the equipment located at the customer premises. CleverConnect chipsets provide PHY connectivity, Eagle chipsets provide ADSL / ADSL2 / ADSL2+ physical layer connectivity, and Fusiv provides high-layer packet and data processing functions.

        The following diagram depicts typical network connectivity in broadband over copper applications (setting forth transmission rates upstream/downstream):

Customer Premise
Customer Premise
Ikanos VDSL / VDSL2 60/30 Mbps
Ikanos VDSL / VDSL2 60/30 Mbps
Central Office
DSLAM
Remote Terminal
mini-RAM
Ikanos VDSL / VDSL2 60/30 Mbps
Business Premise
Ikanos VDSL / VDSL2 60/30 Mbps
Business Premise
Copper
Fiber

Residential Gateway Market

        The residential gateway market refers to high-performance customer premises equipment provided by carriers in order to reliably deliver video and other Triple Play services to their subscribers. While system designs may vary from one carrier to another, common functions include the following:

  •
  A high-speed PHY that enables communications between the carrier network and the CPE;

  •
  IP routing capability;

  •
  VoIP capability;

  •
  Wireless LAN capability;

  •
  Network security capability;

  •
  Quality of service capability; and

  •
  Industry standard interfaces to support connection of additional networked devices or functions.

Ikanos' Network Processing Products

        Our network processing products are primarily targeted at the residential gateway market, but may also be utilized in adjacent applications including but not limited to routers and security appliances for small and medium enterprises, analog telephone adapters and small IP-based private branch exchanges, or PBXs.

        Our Fusiv family of network processing products includes the following product lines:

  •
  Fusiv Vx products are incorporated in customer premises equipment that include VoIP capability, including VoIP gateways, integrated access devices, residential gateways, routers and IP-based PBXs;

  •
  Fusiv AT products are incorporated into ADSL2 and ADSL2+ based data routers and bridges; and

  •
  Fusiv NP products are incorporated into wired or wireless security appliances and routers.

Ikanos Family of Products

Fx and FxS Families of Chipsets for Fiber Extension Over Copper Applications:

Product	Description		Primary market applications
Fx 100100	Fx 100100 chipset provides transmission rates up to 100 Mbps downstream and up		•	Fiber extension over copper applications
	to 100 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used with OLT and ONU multi-dwelling unit concentrators
	•	4-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
	•	4-port packet transport mode framer
Fx 100100S-4 and	Fx 100100S-4 and Fx 100100S-4-EX chipsets provides transmission rates up to		•	Fiber extension over copper applications

Fx 100100S-4-EX	100 Mbps downstream and up to 100 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in CPE or SLE such as residential gateways and modems
	•	1-port burst mode engine
	•	1-port integrated front end
Fx 10050	Fx 10050 chipset provides transmission rates up to 100 Mbps downstream and up		•	Fiber extension over copper applications
	to 50 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in OLT and ONU multi-dwelling unit concentrators
	•	4-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
	•	4-port packet transport mode framer
Fx 10050S-4	Fx 10050S-4 chipset provides transmission rates up to 100 Mbps		•	Fiber extension over copper applications
	downstream and up to 50 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in CPE or SLE such as residential gateways and modems
	•	1-port burst mode engine
	•	1-port integrated front end
Fx 100100-4 and Fx 100100-4-EX	Fx 100100-4 and Fx 100100-4-EX chipsets provide transmission rates up to		•	Fiber extension over copper applications
	100 Mbps downstream and up to 100 Mbps upstream and consist of the following devices and port densities:		•	Chipsets are used with OLT and ONU multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	4-port analog front end
	•	1-port integrated front end
Fx 10050-4	Fx 10050-4 chipset provides transmission rates up to 100 Mbps downstream and up		•	Fiber extension over copper applications
	to 50 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used with OLT and ONU multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	4-port analog front end
	•	1-port integrated front end
Fx 10050S	Fx 10050S chipset provides transmission rates up to 100 Mbps downstream and up		•	Fiber extension over copper applications
	to 50 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in CPE or SLE such as residential gateways and modems
	•	1-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end

Fx 7030	Fx 7030 chipset provides transmission rates up to 70 Mbps downstream and up		•	Fiber extension over copper applications
	to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in OLT and ONU multi-dwelling unit concentrators
	•	4-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
	•	4-port packet transport mode framer

Chipsets for Broadband Over Copper Applications:

Product	Description		Primary market applications
SL9402	SL9402 chipset provides transmission		•	Broadband over copper applications
	rates up to 60 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in DSLAM, mini-RAM and multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	4-port analog front end
	•	2-port integrated front end
SL9450	SL9450 chipset provides transmission		•	Broadband over copper applications
	rates up to 60 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in DSLAM, mini- RAM and multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	4-port analog front end
	•	2-port integrated front end
SL9400	SL9400 chipset provides transmission		•	Broadband over copper applications
	rates up to 60 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in DSLAM, mini- RAM and multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	4-port analog front end
	•	1-port integrated front end
SL8800	SL8800 chipset provides transmission		•	Broadband over copper applications
(SmartLeap)	rates up to 50 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in DSLAM, mini- RAM and multi-dwelling unit concentrators
	•	8-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
	•	8-port packet transport mode framer
SL8100	SL8100 chipset provides transmission		•	Broadband over copper applications
(SmartLeap)	rates up to 50 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets are used in DSLAM, mini- RAM and multi-dwelling unit concentrators

	•	8-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
	•	8-port packet transport mode framer
CC600	CC600 chipset provides transmission		•	Broadband over copper applications
(CleverConnect)	rates up to 50 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets used in customer premises equipment such as residential gateways and modems
	•	1-port burst mode engine
	•	1-port integrated front end
CC300	CC300 chipset provides transmission		•	Broadband over copper applications
(CleverConnect)	speeds of up to 50 Mbps downstream and up to 30 Mbps upstream and consists of the following devices and port densities:		•	Chipsets used in customer premises equipment such as residential gateways and modems
	•	1-port burst mode engine
	•	1-port analog front end
	•	1-port integrated front end
Eagle IV	Eagle IV chipset provides transmission		•	Broadband over copper applications
	rates up to 25 Mbps downstream and up to 2 Mbps upstream and consists of the following devices and port densities:		•	Chipsets used in USB modem customer premises equipment
	•	1-port digital back end
	•	1-port analog front end
Eagle Plus	Eagle Plus chipset provides transmission		•	Broadband over copper applications
	rates up to 25 Mbps downstream and up to 2 Mbps upstream and consists of the following devices and port densities:		•	Chipsets used in customer premises equipment such as residential gateways and modems
	•	1-port digital back end
	•	1-port analog front end
Eagle III	Eagle III chipset provides transmission		•	Broadband over copper applications
	rates up to 12 Mbps downstream and up to 1 Mbps upstream and consists of the following devices and port densities:		•	Chipsets used in USB modem customer premises equipment
	•	1-port digital back end
	•	1-port analog front end

Fusiv Chipsets for Network Processing Applications

Product	Description	Primary market applications
Vx150	Vx150 is a high-performance network media processor for voice and data bundled services. It provides high speed switching, routing, packet filtering, firewall, and VoIP functions	•	Processor used in customer premises equipment such as VoIP gateways, integrated access devices, residential gateways and routers
Vx200	Vx200 is a high-performance network media processor for voice, data and security bundled services. It provides high speed switching, routing, packet filtering, firewall, VoIP and IPSec-based	•	Processor used in customer premises equipment such as VoIP gateways, integrated access devices, residential gateways, routers and IP PBX
	virtual private network, or VPN, functions	•	Firewall and VPN routers and security access systems
AT100	The AT100 is a high-performance ADSL2 and ADSL2+ network processor for data bundled services. It provides high speed switching, routing, packet filtering and firewall functions:	•	Processor used in ADSL2 and ADSL2+ routers and bridge customer premises equipment
• 1-port network media processor
• 1-port analog front end
AT200	The AT200 is a high-performance ADSL2 and ADSL2+ network processor for wireless data bundled services. It provides high speed switching, routing, packet filtering, and firewall functions:	•	Processor used in ADSL2 and ADSL2+ wireless routers and bridge customer premises equipment
• 1-port network media processor
• 1-port analog front end
AT300	The AT300 is a high-performance ADSL2 and ADSL2+ network processor for wireless data bundled services. It provides high speed switching, routing, packet filtering and firewall functions:	•	Processor used in ADSL2 and ADSL2+ wireless routers and bridges with home networking customer premises equipment
• 1-port network media processor
• 1-port analog front end
NP210
	NP210 is a highly integrated network security processor with cryptographic accelerators for wired VPN and firewall bundled services. It provides high speed switching, routing, packet filtering, firewall and IPSec-based VPN functions	•	Processor used in wired VPN and firewall appliances, IPSec VPN-enabled equipment and secure ethernet routers

NP220	NP220 is a highly integrated network security processor for wired or wireless firewall bundled services. It provides high speed switching, routing, packet filtering and firewall functions	•	Processor used in wired or wireless secure firewall ethernet routers
NP230
	NP230 is a highly integrated network security processor with cryptographic accelerators for wired or wireless VPN and firewall bundled services. It provides high speed switching, routing, packet filtering, firewall, IPSec-based VPN and VPN functions	•	Processor used in wired or wireless VPN and firewall appliances, IPSec or VPN-enabled equipment and secure ethernet routers

Customers and Carriers

Customers

        The markets for systems utilizing our products and services are mainly served by large OEMs. We work directly with OEMs to understand their requirements and the requirements of the carriers they serve to provide the OEMs with semiconductors that can be qualified for use within the carriers' networks.

        Below is the list of our OEM customers who have purchased at least $100,000 of our products directly from us or through third-party sales representatives identified during the year ended December 31, 2005:

OEM customer	Direct sales or third-party sales representative
Aethra Telecommunications	Direct Sales
Alcatel	Alcatel
Alpha Networks	Edom Technology
Dasan Networks, Inc.	Uniquest Corporation
Lucent Technologies, Inc.	Solectron
Millinet Co., Ltd.	Uniquest Corporation
NEC Corporation (Magnus)	NEC Corporation (USA)
Sumitomo Electric Industries, Ltd.	Altima
Woojyun Systec Co., Ltd.	Uniquest Corporation
ZyXEL Communications Corp.	Direct sales

        In addition, we have design wins with Adtran, Inc. Huawei Technologies Co., Ltd., Marconi Corporation plc, Salira Optical Network Systems, Inc., Siemens AG and ZTE Corporation.

        In 2005, NEC Corporation accounted for 44.2%, Uniquest Corporation accounted for 23.9% and Altima accounted for 27.8% of our net revenue. In 2004, NEC Corporation accounted for 44.9%, Uniquest Corporation accounted for 26.7% and Altima accounted for 22.9% of our net revenue. In 2003, NEC Corporation accounted for 43.3%, Uniquest Corporation accounted for 26.1%, Altima accounted for 18.2% and Wins Communications Co., Ltd. and Woojyun Systec Co., Ltd. collectively accounted for 9.7% of our net revenue. In addition, through the NPA acquisition, we expect to continue to sell network processing and ADSL products to the existing customer base. The SAFRAN Group, of which Sagem Communication is a subsidiary, represented 73% of net sales of the acquired business for the year ended October 29, 2005.

        Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97.8% in the year ended December 31, 2003, 97.2% in the year ended December 31, 2004 and 97.8% in the year ended December 31, 2005. Net sales of the business acquired in the NPA acquisition to customers in Europe and Asia accounted for 72.2% and 26.7% of the total sales of the business, respectively, for the year ended October 29, 2005. We anticipate that a substantial majority of our net revenue will continue to be represented by sales to customers in those regions.

Carriers

        We work directly with several of the major carriers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the carriers' networks. Our OEM customers have sold products that include our chipsets to the following major carriers:

  •
  Belgacom (Belgium);

  •
  France Telecom (France);

  •
  KDDI Corp. (Japan);

  •
  Korea Telecom Corp. (Korea);

  •
  Nippon Telegraph & Telephone Corporation (Japan);

  •
  Softbank BroadBand (Japan);

  •
  Swisscom (Switzerland); and

  •
  Telecom Italia (France).

Ikanos Service and Support for Customers and Carriers

        To accelerate design and development of our OEM customers' systems and the qualification and mass deployment of our technology, we have an application engineering team and a field application engineering team to support our OEM customers and the carriers they serve. These application engineers and field application engineers work closely with the OEMs as well as directly with the carriers. Application engineers have expertise in hardware, software and have access to the various expertise within our company to ensure proper service and support for our OEM customers and the carriers.

        Our service and support involves multiple stages beginning with the carriers' evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the carriers' performance and other requirements.

        In parallel, our engineers help our OEM customers with the design and review of their system designs. Our application engineers and field application engineers help the OEM engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software codes and other documentation. By doing this, we assist our OEM customers and the carriers they serve in meeting their deployment requirements. Once the hardware incorporating our chipset solutions is built by the OEMs, we work closely with the OEMs' engineers to integrate our software into the OEMs' systems through site visits and extensive field-testing with the carriers. This entire cycle may take six to 18 months depending upon the region, carrier requirements and deployment plans.

Sales and Marketing

        Our sales and marketing strategy is to achieve design wins with leading OEMs and mass deployment with carriers worldwide. We consider a design win to occur when an OEM notifies us that it has selected our solution to be incorporated into its system. We refer to our sales and marketing strategy as "direct touch" since we have significant contact directly with the customers of our OEMs, the carriers. We believe that applications support at the early stages of design is critical to reducing time to deployment and minimizing costly redesigns for our OEM customers and the carriers. By simultaneously working with our OEM customers and the carriers, we are able to use the pull of carrier network compatibility and interoperability to push design wins with our OEM customers, which is further augmented by our support and service capabilities.

        We market and sell our products worldwide through a combination of direct sales and third-party sales representatives. We utilize third-party sales representatives to expand the impact of our sales team. We have strategically located our sales personnel, field applications engineers and third-party sales representatives near our major customers in Japan, Korea, Taiwan (serving Taiwan and China), Europe and the United States.

        Our marketing team focuses on our product strategy and management, product development road maps, product pricing and positioning, new product introduction and transition, demand assessment, competitive analysis and marketing communications and promotions. Our marketing team is also responsible for ensuring that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our OEM customers and third-party sales representatives.

Competition

        We compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., Metalink Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated who either offer, or we believe may be developing, semiconductors for segments of the fiber-fast broadband market. Our newly acquired network processing business will also compete with additional companies including Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development, but nonetheless we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

        We also consider other companies that have access to discrete multi-tone, or DMT, or network processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

        We compete primarily with respect to the following factors:

  •
  product performance;

  •
  compliance and influencing industry standards;

  •
  price and cost effectiveness;

  •
  functionality;

  •
  time to market; and

  •
  customer service and support.

        We believe that we are competing effectively with respect to these factors.

Technology and Architecture

        We believe that one of our key competitive advantages is in the integration of our broad base of core technologies encompassing the complete space from systems, algorithms, hardware and software to silicon. We believe this vertical integration of core competencies enables us to make optimal architectural choices in designing and developing cost-effective, high-performance, and programmable chipsets. Our products are manufactured on standard low-cost, complementary metal-oxide semiconductor, or CMOS, or bi-polar complementary metal-oxide semiconductor, or Bi-CMOS, processes. We have the following core competencies:

  •
  ability to develop system-level solutions that incorporate analog and digital processing, as well as software and algorithms;

  •
  a programmable analog and digital architecture that allows our chipset solutions to be programmed for multiple standards and applications;

  •
  highly optimized digital signal processing algorithms;

  •
  highly optimized packet processing engine;

  •
  carrier deployed VoIP digital signal processing capability;

  •
  digital design, verification, and back-end capability for leveraging advancements in process technologies;

  •
  analog design capability in both CMOS and Bi-CMOS processes; and

  •
  our knowledge of the carrier network, which enables us to help carriers with their network planning and deployment of services.

        Where cost-effective, we purchase designed and verified specific functional blocks, such as real time operating systems, from third-party vendors.

        Our PHY chipsets utilize DMT line coding technology. Starting in June 2003, DMT was adopted as the principal standard for VDSL by three standards committees: in North America, by The American National Standards Institute (ANSI), The Committee T1E1.4, and worldwide, by the Institute of Electrical and Electronics Engineers (IEEE) and ITU-T. In May 2005, the VDSL2 standard was recommended by the ITU-T and in February 2006 the standard was approved. The VDSL2 standard represents an advance in capability over the VDSL standard and defines a series of "profiles" for high-speed DMT-based transmission in both the upstream and downstream directions for a variety of deployment models.

        VDSL and VDSL2 are the highest-rate forms of DSL technology available today and can enable fiber-fast broadband services using existing copper lines. VDSL2 transmits aggregate data at rates of 60 Mbps and over for a reach of 3,000 feet. VDSL2 also offers longer reach of up to 15,000 feet at lower transmission rates. VDSL and VDSL2 are significantly faster than alternative DSL technologies and enable carriers to provide revenue enhancing multiple services to respond to competitive and industry pressures from cable operators and other carriers. We provide products based on the VDSL, VDSL2 standards ADSL, ADSL2 and ADSL2+.

        Our networking processor products have high performance packet processing capacity and implement a broad suite of protocol functionality, VoIP, and networking security. These products are capable of 200+ Mbps packet processing throughput at any standard packet size. This complements our high performance PHY products to accommodate the requirements of Triple Play and interactive services, and provides carriers the scalability and flexibility to add additional broadband applications in the future.

Research and Development

        Our research and development efforts are focused on the development of advanced semiconductors and related software. We have experienced engineers who have significant expertise in fiber-fast broadband and network processing technologies. These areas of expertise include communication systems, system architecture, digital signal and network processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards, and system design. In addition, we work closely with the research and development teams of our OEM customers and the carriers. As of December 31, 2005, we had 130 persons engaged in research and development, of whom 55 are employed in Bangalore, India and 75 in North America. As a result of the NPA acquisition, we added over 70 persons engaged in research and development. Our research and development expenses were $21.4 million in 2003, $21.7 million in 2004 and $28.4 million in 2005.

Operations

Semiconductor Fabrication

        We do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for our usage. By owning some of the test equipment, we gain some cost benefit and assurance of capacity. We depend on third-party subcontractors to manufacture, package and test our products. By outsourcing manufacturing, we are able to substantially avoid the cost associated with owning and operating our own manufacturing facility. This allows us to focus our efforts on the design and marketing of our products. We currently outsource our semiconductor wafer manufacturing to Taiwan Semiconductor Manufacturing Company and Austriamicrosystems AG. We work closely with our foundries to forecast on a monthly basis our manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price. Nevertheless, because we do not have formal, long-term pricing agreements with our subcontracting partners, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with our foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

        Our products are shipped from our third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and tested. We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors, including Advanced Semiconductor Engineering, Inc. in Taiwan and Malaysia, United Test and Assembly Center Ltd. in Singapore, and STATSChipPac Ltd. in Singapore, Korea, and China. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our semiconductors for ease of testability, further reducing production costs.

Quality Assurance

        Our quality assurance program begins with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture. We pre-qualify each of our subcontractors and conduct quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of our independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards.

Intellectual Property

        Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures.

        As of January 31, 2006 we held 20 issued U.S. patents and have 23 additional U.S. patent applications pending. Our patents and patent applications cover features, arts, and methodology employed in each of our existing product families. The expiration dates are generally 2019 and beyond. We continue to actively pursue the filing of additional patent applications.

        We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. We have registered "SmartLeap," "CleverConnect," "Fusiv," "Eagle," "Ikanos Communications & Designs" and the "Ikanos Communications" name and logo as trademarks in the United States.

Employees

        As of December 31, 2005, we had a total of 178 full-time employees, of whom 130 were involved in research and development, 10 of whom focus on operations, and 48 in sales and marketing, customer support, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good. As a result of the NPA acquisition in February 2006, we added 46 employees in Hyderabad, India, 11 in Toronto, Canada and 17 in San Jose, California.

Backlog

        Our sales are made pursuant to short term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that the purchase orders are not a reliable indicator of future sales.

Directors and Executive Officers of the Registrant

        The following table sets forth the names, ages and positions of our executive officers and directors as of February 27, 2006:

Name	Age	Position
Rajesh Vashist	48	President, Chief Executive Officer and Director, Chairman of the Board
Daniel K. Atler	46	Chief Financial Officer
Derek Obata	47	Vice President of Worldwide Sales
Rouben Toumani	62	Vice President of Systems Engineering
Yehoshua Rom	54	Vice President of Operations
Chris H. Smith	58	Vice President of Human Resources
Dean Grumlose	48	Vice President of Marketing
Danial Faizullabhoy (1)(3)	44	Director
Michael Goguen (2)(3)	41	Director
Michael Gulett (1)(2)(3)	53	Director
Paul G. Hansen (1)(2)	57	Director
G. Venkatesh	48	Director

(1)
Member of the nominating and corporate governance committee.

(2)
Member of the audit committee.

(3)
Member of the compensation committee.

        Rajesh Vashist has served as our President, Chief Executive Officer, and one of our directors since August 1999 and as our Chairman of the Board since June 24, 2004. From January 1999 to August 1999, Mr. Vashist consulted as a Vice President of Business Development at RightWorks. From March 1991 to July 1998, Mr. Vashist worked at Adaptec, Inc. in various marketing and general management positions and served most recently as General Manager of the OEM Solutions Group. Prior to Adaptec, Mr. Vashist held various marketing and management positions at Vitelic Semiconductor and Samsung Semiconductor. Mr. Vashist holds an engineering degree from Regional Engineering College, Rourkela (India) and an M.B.A. from Marquette University.

        Daniel K. Atler has served as our Chief Financial Officer since October 2003. Prior to joining Ikanos, Mr. Atler was an executive for Silicon Image, Inc. During his tenure at Silicon Image, Mr. Atler served as the Vice President of Finance and Administration and Chief Financial Officer from June 1998 to October 2001, and as the Executive Vice President of Strategic Business Development from November 2001 to September 2003. Prior to Silicon Image, Mr. Atler served as the Chief Financial Officer and Vice President of Finance and Administration for Wireless Access, Inc., and as a Senior Manager at Ernst & Young. Mr. Atler holds a degree in business administration from Colorado State University.

        Derek Obata has served as our Vice President of Worldwide Sales since March 2005, having previously served as our Vice President of Sales, Asia Pacific since October 2003. From April 2002 to September 2003, Mr. Obata worked as an independent consultant advising management at technology start-up companies. Prior to that, Mr. Obata was with PCTEL, Inc. where he served as Executive Vice President and General Manager of the core business unit from February 2001 to November 2001, and as Vice President of Worldwide Sales from March 1998 to January 2001. Mr. Obata holds a degree in engineering from the University of California at Berkeley.

        Rouben Toumani has served as our Vice President of Systems Engineering since March 2000. From May 1989 to March 2000, Mr. Toumani was at Anritsu Corporation as the Director of Research and Development of the Telecom Division. From 1971 to 1975 and from 1978 to 1989, Mr. Toumani was at Bell Labs in the Loop Transmission Division. Mr. Toumani received both his M.S. and Ph.D. degrees in electrical engineering from Stanford University, and completed his undergraduate degree in electrical engineering at the American University of Beirut (Lebanon).

        Yehoshua Rom has served as our Vice President of Operations since August 2002. Prior to that, Mr. Rom served as Director of Engineering at Broadcom Corporation from March 2001 to August 2002. From February 2000 to March 2001, Mr. Rom served as Director of Operations at Virage Logic Inc. From July 1997 to January 2000, Mr. Rom was Director of VLSI Engineering at MMC Networks Inc. Mr. Rom holds a B.S. degree in electrical engineering from the Tel Aviv University (Israel) and a M.B.A. degree from San Jose State University.

        Chris H. Smith has served as our Vice President of Human Resources since February 2005. From 1996 until 2005, Mr. Smith was the Vice President of Human Resources at Tularik Inc. and from 1980 until 1996, he was Director of Human Resources at ESL/TRW Incorporated. Mr. Smith holds a Bachelor's degree from Perth College.

        Dean Grumlose has served as our Vice President of Marketing since January 2005. From October 2003 until September 2004, Mr. Grumlose served as Vice President of Marketing at Azanda Network Devices. From April 2003 until September 2003, Mr. Grumlose served as Vice President of Marketing at Velio Communications, Inc. Prior to that, he was Vice President of Routing Products at PMC-Sierra, Inc. in 2001, and held various management positions at Conexant Systems, Inc. from 1996 to 2001. Mr. Grumlose holds a degree in electrical engineering from the University of British Columbia.

        Danial Faizullabhoy has served as one of our directors since July 2001. From July 1998 to July 2005, Mr. Faizullabhoy was a Managing Director with Walden International, a venture capital firm. From 1986 to 1998, he held various positions at Adaptec, including Applications Engineer, Product/Marketing Manager, and Vice President and General Manager of Target and Optical division. Prior to that, Mr. Faizullabhoy was a design engineer at Production Automation. He received a Bachelor's degree in electrical engineering from Norwich University and a M.B.A. degree from Santa Clara University.

        Michael L. Goguen has served as one of our Directors since May 1999. Mr. Goguen has held various positions at Sequoia Capital, a venture capital firm, since 1996 and has been a general partner since 1997. Prior to that, Mr. Goguen spent ten years in various engineering, research, and product management roles at DEC, SynOptics and Centillion, and was a Director of Engineering at Bay Networks (Nortel). Mr. Goguen was also a Technical Chairman of the ATM Forum. Mr. Goguen received a B.S. degree in Electrical Engineering from Cornell University and a M.S. degree in Electrical Engineering from Stanford University.

        Michael Gulett has served as one of our directors since August 2003. From December 2004 to August 2005, Mr. Gulett served as the interim Chief Executive Officer of Siliquent Technologies, Inc., a semiconductor company, which was acquired by Broadcom Corporation in August 2005. From December 2001 to December 2003, he was President and Chief Executive Officer of ARC International plc, a technology licensing and embedded software company. From November 1998 to January 2001, Mr. Gulett served as President and Chief Operating Officer of Virata Corporation, a leading supplier of DSL processors. Prior to that, Mr. Gulett was President and Chief Executive Officer at Paradigm Technology, a developer of fast static random access memory devices. Mr. Gulett has also held management positions at VLSI Technology, California Devices, Intel Corporation and NCR. Mr. Gulett holds a B.S.E.E. from the University of Dayton.

        Paul G. Hansen has served as one of our directors since July 2004. Since April 2001, Mr. Hansen has worked as an independent consultant. Prior to that, Mr. Hansen served as Executive Vice President and Chief Financial Officer of TIBCO Software from July 1998 to April 2001. From 1984 to July 1998, Mr. Hansen held various positions at Adaptec, Inc. including Vice President, Finance, Chief Financial Officer and Assistant Secretary from 1988 to July 1998. Mr. Hansen received a B.S. degree in business from the State University of New York Fredonia.

        G. Venkatesh has served as one of our directors since November 2001. Mr. Venkatesh is the Managing Member of Texan Ventures, LLC, a venture capital and management consulting firm. From July 2003 through September 2004, he has served as Chairman and Interim Chief Executive Officer of Matisse Networks. From June 1999 to November 2001, Mr. Venkatesh served as Vice President of Switching Products at Broadcom Corp. Prior to that he was President and Chief Executive Officer of Maverick Networks, a company he founded in 1998 and which was acquired by Broadcom in 1999. Mr. Venkatesh received a degree in electronics from the Indian Institute of Technology (India) and a M.S.E.E. degree in electrical and computer engineering from the University of Massachusetts.

Where Can You Find Additional Information

        With respect to the statements contained in this Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document, a copy of which has been filed as an exhibit to the registration statement. You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission, or SEC, at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain copies of all or any part of this Form 10-K from such offices at prescribed rates. You may also obtain information on the operation of the Public reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including our information which we file electronically with the SEC.

        We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the public reference room and web site of the SEC referred to above. We maintain a web site at www.Ikanos.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 with the SEC, free of charge at our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

ITEM 1A. RISK FACTORS

        Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Form 10-K, before deciding whether to invest in shares of our common stock.

Risks Related to Our Business

We have a limited operating history and our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, we have experienced high growth rates in our net revenue in recent fiscal quarters. We do not expect similar growth rates in future periods.

        We have a limited operating history which makes it difficult to evaluate our prospects. While our commercial operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly net revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the quarter ended March 31, 2005, our net revenue decreased by $6.2 million, or 33.4%, from the previous quarter, ended December 31, 2004, but then increased by $7.0 million, or 56.6%, in the next quarter, ended June 30, 2005. Quarterly fluctuations in revenue are typical in our industry, and are likely to continue in the future. In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this "Risk Factors" section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance. In addition, in our last three fiscal quarters ended December 31, 2005, our net revenue has grown 56.6%, 30.0% and 14.1% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

We recently completed the NPA acquisition and if we are not successful in integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

        In February 2006, we completed the NPA acquisition. Through this acquisition, we added 46 employees in Hyderabad, India, 11 in Toronto, Canada and 17 in San Jose, California. This is our first acquisition and we face numerous challenges in integrating these employees into our organization as well as integrating the newly acquired technologies we purchased into our existing broadband solutions.

        The net revenue from the acquired business has been highly concentrated among customers. We do not have a prior relationship with many of these customers. The success of our business is dependent in part upon our ability to develop strong relationships with these customers and for the customers to continue to order network processing products from us.

        We may experience more difficulty and costs than we anticipate in integrating the technology we acquired in the NPA acquisition. Although we do have certain rights to seek indemnification from the seller in the event third parties make claims with respect to ownership of these technologies, these types of claims, if filed, are inherently costly to litigate and distract management from the operation of the business. In addition, we may not be successful in defending ourselves against any such claims. If customer demand for the network processing products we acquired in the NPA acquisition does not meet our expectations, we will have expended significant management and financial resources on assets that will not realize their revenue potential. If any of these risks were to be realized, our operating results would be harmed.

        We expect our working capital requirements to increase significantly as a result of the NPA acquisition as that business has historically been, and may continue to be, operated on different, and frequently less favorable, terms than those we have historically negotiated to operate our fiber-fast broadband business. For example, payment terms on products shipped were generally on longer terms than we customarily provide. Additionally, purchasing decisions were frequently made in advance of receiving customer forecasts. As a result, we have a higher risk of excess inventory with respect to this business. If we are unsuccessful in addressing these challenges, our operating results may be harmed.

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to generate sufficient net revenue in the future to achieve or sustain profitability.

        We first became profitable in the third fiscal quarter of 2005. We incurred significant net losses prior to that quarter. As a result of the NPA acquisition, we expect to experience a net loss in 2006 primarily relating to non-cash acquisition-related charges. As of December 31, 2005, we had an accumulated deficit of $86.6 million. To achieve or sustain profitability, we will need to generate and sustain higher net revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels to support increased research and development efforts related to new and existing product development and sales and marketing efforts. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any shortfall of sales. Although we have recently achieved profitability, we may not be able to sustain or increase profitability on a quarterly or an annual basis.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our net revenue and our operating results will be harmed.

        We currently expect our chipsets to account for substantially all of our net revenue for the foreseeable future. We began deriving revenues in the first quarter of 2006 from products related to the NPA acquisition. If we are unable to develop new products or successfully integrate the newly acquired products to meet our customers' demand in a timely manner or demand for our chipsets declines or fails to grow as a result of competition or technological changes, it would harm our business. The markets for our products are characterized by frequent introduction of new chipsets, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our net revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

		Percentage of our net revenue for year ended December 31,
OEM Customer
	Sales Representative	2004	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	44.9%	44.2%
Sumitomo Electric Industries, Ltd.	Altima	22.9	27.8
Dasan Networks, Inc.	Uniquest Corporation	11.3	11.6
Millinet Co., Ltd.	Uniquest Corporation	6.7	5.4

        We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenue in 2006 and in the foreseeable future. In addition, we expect to continue to sell the network processing and ADSL products acquired in the NPA acquisition to the existing customer base for these products. The SAFRAN Group of, which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the year ended October 29, 2005. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our chipset products is based on carrier demand for our OEM customers' systems products. Accordingly, a reduction in growth of carrier deployment of fiber-fast broadband services would adversely affect our product sales and business.

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

Because of the rapid nature of technological development in our industry and the intense competition we face, our products become outmoded in a relatively short period of time, which requires us to provide frequent updates and/or replacements to existing products. If we do not successfully manage the transition process to next generation chipset products, our operating results may be harmed.

        Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation chipset products in a timely and cost-effective manner. The development of new chipset products is complex and time consuming. If we do not rapidly develop our next generation chipset products ahead of our competitors, we may lose both existing and potential customers to our competitors. Conversely, even if we are successful in rapidly developing new chipset products ahead of our competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new chipset products, our financial results may be negatively affected by high levels of obsolete inventory. If either of the foregoing were to occur, then our operating results would be harmed.

We rely on a limited number of independent subcontractors to manufacture, package and test our current products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

        We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Seven outside factory subcontractors located in Taiwan, Austria, Malaysia, Singapore, Korea and China manufacture, assemble and test all of our semiconductor devices in current production, two of which are also our wafer foundries. In addition, in connection with the NPA acquisition, we did not assume specific supply contracts and will need to form relationships with the former suppliers of key components for network processing products. We do not have existing relationships with these suppliers and can make no assurances that these suppliers will continue to provide supplies under the same or similar terms as they had done prior to the NPA acquisition. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems at our subcontractors' facilities. In the future, if any of these events occur, or if these facilities suffer any damage, power outages, financial difficulties or any other disruption, we may be unable to meet our customer demand on a timely basis, or at all, and may need to successfully qualify an alternative facility in a timely manner in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our subcontractors' existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

        The ability of each of our subcontractors' manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors' facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers' purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in 2003 and the first nine months of 2004 as well as the second half of 2005 and continuing, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for our OEM customers' products increased significantly and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies' products and reduced deliveries to us on short notice. It is possible that our subcontractors' other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation were to occur again, it could impair our ability to deliver products on a timely basis.

        Although we use two independent wafer foundries to manufacture all of our semiconductor products, each of our products is designed to be manufactured in a specific process at only one of these wafer foundries. Accordingly, if one of these wafer foundries were unable to provide us with semiconductors as needed, we could experience significant delays in securing sufficient supplies of those semiconductors. We cannot assure you that any of the existing or new wafer foundries that we use will be able to produce semiconductor devices with acceptable manufacturing yields, or that the wafer foundries will be able to deliver enough devices to us on a timely basis, or at reasonable prices. This could impair our ability to meet our OEM customers' needs.

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

  •
  purchase of testing equipment for specific use at our subcontractors' facilities;

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

In the event we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve the anticipated cost reductions.

        As indicated, we use two independent wafer foundries to manufacture all of our semiconductor products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event that either one of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers would need to qualify the new facility, which process could take as long as several months. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time our perceived need for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

If our subcontractors' manufacturing facilities do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed and, if this were to occur, our net revenue and operating income could decline and our cost of revenue as a percentage of net revenue could increase.

        The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be stopped or suspended. Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers' demand. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors' wafer foundries is increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. Conversely, unexpected yield improvements could result in us holding excess inventory that would also negatively impact our gross margins. In addition, manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, our reputation would be harmed and our net revenue and operating income could decline and our cost of revenue as a percentage of net revenue could increase.

We base orders for inventory on our forecasts of our OEM customers' demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

        We place orders with our suppliers based on our forecasts of our OEM customers' demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers' products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell when we expect to or at all. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

        The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., Metalink Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated, which companies, we believe, have experience in very-high-bit-rate-digital subscriber line, or VDSL, or VDSL-like, technology. We also expect to compete with Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp., in the network processing market. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and reduced volume.

        We consider other companies that have access to discrete multi-tone, or DMT, technology as potential competitors in the future, and we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own chipsets. To remain competitive, we need to provide products that are designed to meet our customers' needs. Our products must:

  •
  achieve optimal product performance;

  •
  comply with industry standards;

  •
  be cost-effective for our customers' use in their systems;

  •
  meet functional specifications;

  •
  be introduced timely to the market; and

  •
  be supported by a high-level of customer service and support.

        Many of our competitors operate their own fabrication facilities or have stronger manufacturing partner relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband or network processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our net revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the carrier services addressed by our products, which could adversely affect our product sales and business.

        Our net revenue is dependent on the increase in demand for carrier services that use integrated residential gateways. Residential gateways compete against a variety of different data transmission technologies, including other DMT-based technologies, cable modem and satellite and other wireless technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over, the fiber-fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

We rely on third-party technologies for the development of our products and our inability to use such technologies in the future would harm our ability to remain competitive.

        We rely on third parties for technologies that are integrated into some of our products, including memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

        Our future success depends to a significant extent upon the continued service of our key personnel, including our President and Chief Executive Officer, Rajesh Vashist, and our other senior executives and key technical personnel. Except for Mr. Vashist, we do not have employment agreements with any of these executives or any other key employees that govern the length of their service. The loss of the services of Mr. Vashist or other senior management or technical personnel could harm our business. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a vice president of engineering. Competition for these employees is intense. Stock options and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

        Our future success depends on our ability to develop new chipset products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new chipset products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our ability to develop and deliver new chipset products successfully will depend on various factors, including our ability to:

  •
  successfully integrate the technologies acquired in the NPA acquisition into our product lines;

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

  •
  shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

  •
  gain market acceptance of our products and our OEM customers' products.

        If we are unable to develop and introduce new chipset products successfully and in a cost-effective and timely manner, we will not be able to attract new customers or retain our existing customers, which would harm our business.

Our success is dependent on achieving design wins into commercially successful OEM systems.

        Our products are generally incorporated into our OEMs customers' systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a design win. We often incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any net revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers' systems incorporating our products are not commercially successful, our net revenue would suffer.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management's attention or otherwise negatively impact our operating results.

        We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. Any future acquisition, partnership joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

        Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights in the United States. We do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact that a significant portion of our net revenue is generated abroad. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as U.S. law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we may be required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our net revenue would be harmed.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant costs and diversion of our resources.

        Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and may continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties' proprietary rights. While we are not aware that we are currently infringing on the proprietary rights of third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

        We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 99.5% of our net revenue for the year ended December 31, 2005 and 99.8% of our net revenue for the year ended December 31, 2004 was derived from sales to customers outside the United States. Additionally, 98.9%

of the net sales for the year ended October 29, 2005 of the network processing business we acquired in the NPA acquisition were derived from sales to customers outside of the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

        Sales to customers located in Asia accounted for 97.2% of our net revenue for the year ended December 31, 2004 and 97.8% for the year ended December 31, 2005. Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia. Fluctuations in or a plateau of new subscribers in Asia could impact our net revenue and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our net revenue to decline.

We are in the process of implementing a new ERP system, which could disrupt our operations, negatively impact our sales volume and net revenue and adversely affect our ability to integrate the assets we acquired in the NPA acquisition.

        In January 2006, we completed the first of many phases of a new comprehensive enterprise resource planning, or ERP, information system to manage our business operations, and subsequent enhancements to this new system could disrupt our operations. We have experienced difficulties in the past in implementing new information systems. The process of implementing new information systems could also adversely impact our ability to do the following in a timely manner:

  •
  report financial results;

  •
  accurately reflect inventory costs;

  •
  accept and process customer orders;

  •
  receive inventory and ship products;

  •
  invoice and collect receivables;

  •
  place purchase orders and pay invoices; and

  •
  accurately reflect all other business transactions related to the finance, order entry, purchasing, supply chain and human resource processes within the new ERP information system.

Fluctuations in exchange rates between the Japanese yen, the Korean won, the Indian rupee, the U.S. dollar, the Canadian dollar and the euro, as well as other currencies in which we do business, may adversely affect our operating results.

        We transact business in an international environment. As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian customers' demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. We recently began to generate a portion of our revenues and expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee, Canadian dollar and the euro. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

        Currently we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.

We have historically derived a substantial amount of our net revenue from Asia, and with the NPA acquisition, we expect to derive a majority of our network processing revenues from a single customer in Europe. If we fail to diversify the geographic sources and customer base of our net revenue in the future, our operating results could be harmed.

        A substantial portion of our net revenue has historically been derived from sales into Japan and Korea, and our net revenue has been heavily dependent on developments in these markets. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Asia. As a result of the NPA acquisition, we expect to continue to sell network processing products to the existing customer base for these products, of which a substantial majority of the revenues are from a single customer in Europe. While part of our strategy is to continue to diversify the geographic sources and customer base of our net revenue, our failure to successfully penetrate markets outside of Japan and Korea, and to successfully diversify our customer base in Europe, could harm our business and operating results.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

        Highly complex products such as those that we offer frequently contain defects and bugs, particularly when they are first introduced or as new versions are released. In the past we have experienced, and may in the future experience, defects and bugs in our products. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.

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

We have incurred increased costs as a result of being a public company.

        Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and recent rules enacted and proposed by the SEC and the Nasdaq National Market, are resulting in increased costs to us as we respond to their requirements. In particular, the costs to comply with Section 404 of Sarbanes-Oxley, as presently in effect, could have an adverse effect on our results of operations. The new rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage. The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could harm our operating results, our ability to operate our business and investors' view of us.

        Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we have commenced a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. We can provide no assurance as to our or our independent auditors' conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that neither we nor our independent auditors will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley.

        In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

        Several of our subcontractors' facilities that manufacture, assemble and test our products, and one of our subcontractor's wafer foundries, are located in Taiwan. Our customers are currently primarily located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities' production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Changes in our tax rates could affect our future results.

        Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to our foreign operations and the amount and timing of intercompany payments from our foreign operations subject to U.S. income taxes related to the transfer of certain rights and functions.

The requirement to expense stock options in our income statement could have a significant adverse effect on our reported results, and we do not know how the market will react to reduced earnings.

        The Financial Accounting Standards Board, or FASB, and other agencies have made changes to accounting principles generally accepted in the United States, or GAAP, that requires us, starting in our first quarter of fiscal 2006, to record a charge to earnings for the estimated fair value of employee stock option grants and other equity incentives, whereas under existing accounting rules charges are required only for the intrinsic value, if any, of such awards to employees. We may have significant and ongoing accounting charges under the new rules resulting from option grants and other equity incentive expensing, which could reduce our overall net income. In addition, since we historically have used equity-related compensation as a component of our total employee compensation program, the accounting change could make the use of stock options less attractive to us or require us to pay more cash compensation and therefore make it more difficult for us to attract and retain employees. We plan to grant options and restricted stock units as part of our regular annual equity compensation program. The impact of the fair value of these grants cannot be predicted at this time because it will depend on the number of share-based payments granted and the then current fair values.

Risks Related to our Common Stock

Our stock price is volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

        The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

  •
  quarter-to-quarter variations in our operating results;

  •
  changes in accounting rules, particularly those related to the expensing of stock options;

  •
  announcements of changes in our senior management;

  •
  the gain or loss of one or more significant customers or suppliers;

  •
  announcements of technological innovations or new products by our competitors, customers or us;

  •
  the gain or loss of market share in any of our markets;

  •
  general economic and political conditions and specific conditions in the semiconductor industry and broadband technology markets, including seasonality in sales of consumer products into which our products are incorporated;

  •
  continuing international conflicts and acts of terrorism;

  •
  changes in earnings estimates or investment recommendations by analysts;

  •
  changes in investor perceptions; or

  •
  changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

        In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly companies, like ours, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, you may not be able to resell your shares of common stock at or above the price you paid. In the past, we and other companies that have experienced volatility in the market price of their securities have been, and in the future we may be, the subject of securities class action litigation.

Class action litigation due to stock price volatility or other factors could cause us to incur substantial costs and divert our management's attention and resources.

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

        The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover us issue an adverse opinion regarding our stock, our stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

        As of December 31, 2005, we had 23,799,844 shares of common stock outstanding. Of these shares, 6,400,000 were recently sold in our initial public offering and are freely tradable under federal and state securities laws without further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our "affiliates" (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. We expect to file a registration statement on Form S-1 with the SEC in which we intend to offer additional shares of our common stock on behalf of us and certain stockholders which we refer to as the public offering. The remaining outstanding shares after completion of the initial public offering are "restricted securities" and generally will be available for sale in the public market as follows:

  •
  approximately 17,300,000 shares, which are subject to lock-up agreements with the underwriters of our initial public offering, will be eligible for sale at various times, pursuant to Rules 144 and 701 of the Securities Act. The underwriters may, however, release all or a portion of the shares subject to lock-up agreements at any time without notice. To the extent shares are released before the expiration of the lock-up period and the shares are sold into the market, the market price of our common stock could decline.

        To the extent we complete the proposed offering and the underwriters require lock-up agreements from selling stockholders, management and directors, a portion of the shares to be released from the initial public offering lock-up agreement will remain subject to a further lock-up for a period of time to be determined in connection with the proposed offering.

        In addition, prior to the proposed offering holders of 15,311,840 shares of common stock are entitled to rights to cause us to register the sale of those shares under the Securities Act. In the event we complete the proposed offering, the number of shares entitled to registration rights will decrease. Registration of these shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement

        In the future, we may also issue additional shares to our employees, directors or consultants, in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock.

Our corporate actions are substantially controlled by our directors, executive officers and their affiliated entities who could exert control over our company in a manner that may be contrary to the interests of other investors.

        Our directors, executive officers and their affiliated entities beneficially own over 35% of our outstanding common stock. In the event we complete the proposed offering, we expect the foregoing percentage will decrease. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

  •
  the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders' meeting;

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

        We are also subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the point in time that such stockholder acquired shares constituting 15% or more of our shares, unless the holder's acquisition of our stock was approved in advance by our board of directors.

ITEM 1B. UNRESOLVED STAFF COMMENTS

        None

ITEM 2. PROPERTIES

Facilities

        Our headquarters are located at 47669 Fremont Boulevard, Fremont, California. We lease approximately 74,500 square feet of space under our lease agreements expiring in April 2011. We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations. In addition to our headquarters, we lease office space in Toronto, Canada, Bangalore and Hyderabad in India, Tokyo, Japan and Seoul, Korea.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

        From time to time we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        No stockholder votes took place during the fourth quarter of fiscal 2005.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

        Our common stock has been quoted on the Nasdaq National Market under the symbol "IKAN" since our initial public offering in September 2005. Prior to that time, there was no public market for our common stock. The following table sets forth for the periods indicated the high and low sale prices per share of our common stock as reported on the Nasdaq National Market.

	High	Low
Fiscal 2005:
Third quarter	$14.25	$12.05
Fourth quarter	16.35	9.36
Fiscal 2006:
First quarter (through February 24, 2006)	24.97	14.20

        As of January 31, 2006, there were approximately 170 holders of record of our common stock.

Dividend Policy

        We have never declared or paid any cash dividends on our common stock or other securities. We currently anticipate that we will retain all of our future earnings for use in the expansion and operation of our business and do not anticipate paying any cash dividends in the foreseeable future. We also may incur indebtedness in the future that may prohibit or effectively restrict the payment of dividends on our common stock. Any future determination related to our dividend policy will be made at the discretion of our board of directors.

Equity Compensation Plan Information

        The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Item 12 of this Annual Report on Form 10-K.

Sale of Unregistered Securities

        Since February 1, 2003, the registrant has sold and issued the following unregistered securities:

          (1)   In January 2003 and February 2003, the registrant sold an aggregate of 8,666,641 shares of series D preferred stock at a price of $3.8112 per share for an aggregate offering price of $33,030,400.00 to 55 individual and institutional investors including funds affiliated with Greylock Limited Partners, Walden International, TeleSoft Partners, Ridgewood Ikanos, LLC, G. Venkatesh and entities and persons affiliated with Wilson Sonsini Goodrich & Rosati, P.C.

          (2)   In March 2004, April 2004 and May 2004, the registrant sold an aggregate of 2,084,615 shares of series E preferred stock at a price of $7.7232 per share for an aggregate offering price of $16,099,999.04 to 34 individual and institutional investors including funds affiliated with Greylock Limited Partners, Walden International, TeleSoft Partners and Ridgewood Ikanos, LLC.

          (3)   In March 2004, in connection with the series E preferred stock financing, the registrant issued a warrant to purchase an aggregate of 38,844 shares of series E preferred stock to Copan, Inc. The warrants have an exercise price of $7.7232 per share.

          (4)   From September 30, 2001 through June 30, 2005, the registrant had issued 62,886 shares of common stock to various consultants and service providers in connection with services rendered to the registrant with a fair market value ranging from $1.08 to $11.43 per share

        The registrant claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraph (1) above under Section 4(2) under the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

        The registrant claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (1), (2), (3) and (4) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which the registrant relied on Regulation D and/or Section 4(2) were accredited investors as defined under the Securities Act. The registrant claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions. All recipients either received adequate information about the registrant or had adequate access, through their relationships with the registrant, to information about the registrant.

ITEM 6. SELECTED FINANCIAL DATA

        The following selected consolidated financial data should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and our consolidated financial statements and related notes included elsewhere in this Form 10-K. Our fiscal years are the 52 or 53 week periods ended on the Sunday nearest the end of December. Our fiscal quarters reported are the consecutive 13 or 14 week periods ending on the Sunday nearest to the end of the month. For presentation purposes, our consolidated financial statements and related notes have been presented as ending on the last day of the nearest calendar month. The selected consolidated balance sheet data as of December 31, 2004 and 2005 and the selected consolidated statement of operations data for each of the three years in the period ended December 31, 2005 has been derived from our audited consolidated financial statements that are included elsewhere in this Form 10-K. The selected balance sheet data as of December 31, 2001, 2002 and 2003 and the statement of operations data for each of the two years in the period ended December 31, 2002 have been derived from our audited consolidated financial statements not included in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.

	Year ended December 31
	2001	2002	2003	2004	2005
	(in thousands, except per share data)
Consolidated Statements of Operations Data
Net revenue	$—	$4,116	$29,045	$66,676	$85,071
Costs and expenses:
Cost of revenue (1)	—	4,122	28,677	40,215	39,281
Research and development (1)	15,418	16,775	21,419	21,732	28,439
Selling, general and administrative (1)	2,100	3,676	8,841	13,299	15,532

Total costs and expenses	17,518	24,573	58,937	75,246	83,252

Income (loss) from operations	(17,518)	(20,457)	(29,892)	(8,570)	1,819
Interest income (expense), net	(188)	(6)	22	106	1,218

Income (loss) before income taxes	(17,706)	(20,463)	(29,870)	(8,464)	3,037
Provision for income taxes	—	—	—	—	(295)

Net income (loss)	$(17,706)	$(20,463)	$(29,870)	$(8,464)	$2,742

Basic net income (loss) per share	$(39.70)	$(35.96)	$(43.16)	$(5.59)	$0.14
Diluted net income (loss) per share	$(39.70)	$(35.96)	$(43.16)	$(5.59)	$0.13
Weighted average number of shares in calculating net income (loss) per share
Basic	446	569	692	1,515	19,002
Diluted	446	569	692	1,515	21,161

(1)
Amounts include stock-based compensation as follows:

	Year ended December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Cost of revenue	$—	$—	$74	$40	$271
Research and development	—	—	2,415	1,054	3,832
Selling, general and administrative	35	14	3,154	3,876	4,120

Total stock-based compensation	$35	$14	$5,643	$4,970	$8,223

	December 31,
	2001	2002	2003	2004	2005
	(in thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$19,249	$4,781	$11,236	$25,428	$93,920
Working capital	16,856	1,116	8,919	18,297	95,627
Total assets	22,804	9,863	20,758	42,031	125,595
Short and long-term debt and capital lease obligations	3,306	3,572	1,835	2,695	1,964
Convertible preferred stock	48,134	52,074	84,963	101,633	—
Total stockholders' equity (deficit)	(29,430)	(49,848)	(73,999)	(76,685)	103,976

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes that are included elsewhere in this Form 10-K. This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. "Risk Factors" or in other parts of this Form 10-K. We assume no obligation to update the forward-looking statements or such risk factors.

Overview

        We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over carriers' existing copper lines. We have developed these semiconductors using our proprietary semiconductor designs, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. We recently acquired network processing and ADSL assets in the NPA acquisition, and began deriving revenues relating to network processing and ADSL products in the first quarter of 2006. We offer multiple product lines that are designed to address different segments of the fiber-fast broadband communications semiconductor market for both carrier networks and subscriber premise equipment. We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers are OEMs, who in turn sell our chipsets as part of their product solutions to carriers.

        We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, we have experienced significant net revenue growth, primarily due to a rapid rise in deployments of our products in Japan and Korea. Our net revenue has increased from $29.0 million in 2003, to $85.1 million in 2005. Our net revenue, however, can fluctuate significantly on a quarterly basis. For instance, in the first quarter of 2005, our net revenue decreased $6.2 million or 33.4% from the fourth quarter of 2004, yet in the second quarter of 2005, our net revenue increased $7.0 million or 56.6% from the first quarter of 2005. Quarterly fluctuations in net revenue are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occassionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. We believe that our rate of growth in net revenue in the last three quarters ended December 31, 2005 may be in excess of carrier deployments. The net revenue growth rates in each of the last three fiscal quarters was 56.6%, 30.0% and 14.1% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

        In September 2005, we completed our initial public offering. Aggregate net proceeds from our initial public offering, after deducting underwriting discounts and commissions and issuance costs, were $67.9 million. We also had 15,311,840 shares of redeemable convertible preferred stock outstanding that automatically converted into 15,311,840 shares of our common stock upon the closing of our initial public offering.

        On February 17, 2006, we completed the NPA acquisition for approximately $31 million in cash. This acquisition enables us to enter the growing residential gateway semiconductor market. This acquisition also will diversify our product offerings and allow us to sell into new markets worldwide. As a result of the NPA acquisition, we expect to experience a net loss in 2006, primarily due to non-cash acquisition-related charges.

        On February 27, we filed a registration statement on Form S-1 that we intend to use the net proceeds from for general corporate purposes, including working capital and capital expenditures, but we have not designated the proceeds for any specific uses. This registration statement will include shares to be sold by us and certain selling stockholders.

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

        We sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although our OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers' systems and their supply chain decisions.

        Historically, a small number of customers have accounted for a substantial portion of our net revenue, and we expect that significant customer concentration will continue for the foreseeable future. We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenue in the foreseeable future. The following OEMs accounted for more than 10% of our net revenue for the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Percentage of our net revenue for the year ended December 31,
OEM Customer
	Sales Representative	2004	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	44.9%	44.2%
Sumitomo Electric Industries, Ltd.	Altima	22.9	27.8
Dasan Networks, Inc.	Uniquest Corporation	11.3	11.6
Millinet Co., Ltd.	Uniquest Corporation	6.7	5.4

        Moreover, through the NPA acquisition, we expect to continue to sell network processing and ADSL products to the existing customer base for these products. The SAFRAN Group, of which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the year ended October 29, 2005.

        Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 97.2% and 97.8% for the year ended December 31, 2004 and 2005, respectively. Net sales of the business acquired in the NPA acquisition to customers in Europe and Asia accounted for 72.2% and 26.7% of total sales of the business, respectively, for the year ended October 29, 2005. We anticipate that a majority of our net revenue will continue to be represented by sales to customers outside the United States.

        Cost of Revenue.    Cost of revenue includes primarily the cost of silicon wafers purchased from our foundries. In addition, cost of revenue includes costs associated with assembling, testing and shipping of our semiconductors and includes accruals for estimated warranty obligations and write-downs of excess, obsolete inventories, stock-based compensation expense and amortization of acquisition-related intangibles. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors. In addition, after we purchase wafers from foundries, we also have the yield risk related to manufacturing these wafers into die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. If our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue.

        We purchase our inventory pursuant to standard purchase orders. Because lead-times at our manufacturing subcontractors can be up to three months, we may build inventory based on our estimate of future forecasts rather than customers' orders.

        Since we began shipping products, our gross margin had generally increased as we have introduced new products with lower per port costs, higher functionality and, at times, higher per port selling prices. A port is the physical connection between the fiber network and the copper line as well as between the copper line and the customer premises. Our gross margins (which we define as net revenue minus the cost of revenue divided by net revenue) decreased in the fourth quarter ended December 31, 2005, and we expect gross margins to continue to decrease in the future for, among other reasons, the lower margins of network processing products, which we are selling as a result of our acquisition of the network processing and ADSL assets.

        Research and development expenses.    Research and development expenses consist of compensation and associated costs of employees engaged in research and development, contractors costs, tape-out costs, reference design development costs, development testing and evaluation costs, stock-based compensation expenses, occupancy costs and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers and mask set revisions, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.

        As of December 31, 2005, we had 130 persons engaged in research and development of which 55 are employed in Bangalore, India and 75 in North America. As a result of the NPA acquisition, we added over 70 persons engaged in research and development.

        All research and development expenses are expensed as incurred. We expect our research and development expenses to substantially increase as we invest to develop new products and as a result of the NPA acquisition.

        Selling, general and administrative expenses.    Selling, general and administrative expenses relate primarily to compensation and associated expenses for personnel in general management, stock-based compensation, amortization of acquisition-related intangibles, sales and marketing, and finance, and sales commissions, as well as outside legal and accounting expenses. Our selling, general and administrative expenses have increased, and we expect them to continue to increase in absolute dollars as we hire additional personnel, expand our sales and marketing efforts, and incur additional expenses required of a publicly traded company.

        Interest income, net.    Interest income consists of interest earned on cash, cash equivalents and short-term investments. Interest expense consists of interest on our equipment loans and capital leases. As a result the payment of approximately $31 million for the acquisition of the network processor assets, we expect our cash balances and interest income to decrease as a result of less cash due to the resulting lower cash balance.

        Provision for income taxes.    As of December 31, 2005, we had net operating loss carry-forwards of $61.7 million at the federal level, which expire through 2019, and $29.0 million at the state level, which expire through 2009. As of December 31, 2005, we also had research and development credit carry-forwards of $3.6 million at the federal level and $2.0 million at the state level. The federal tax credit carry-forward expires beginning in 2019. The state tax credit carry-forward has no expiration. We have provided a valuation allowance on our deferred tax assets, consisting primarily of net operating loss carry-forwards, because of the uncertainty of their realizability due to our history of losses.

        The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carryforwards in the case of an "ownership change" of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carryforwards. We experienced two such ownership changes in May 1999 and in July 2001. The first ownership change limited approximately $93,000 of federal net operating losses and credits to an annual utilization of approximately $32,000 for each of the three years following May 1999. The second ownership change limited approximately $21.0 million of federal net operating losses and credits to an annual utilization of approximately $853,000 for each of the 19 years following July 2001.

        Similarly, the first ownership change limited approximately $116,000 of California net operating losses and credits to an annual utilization of approximately $32,000 for each of the four years following May 1999. The second ownership change limited approximately $23.4 million of California net operating losses and credits to an annual utilization of approximately $853,000 for each of the 18 years following July 2001. Due to the ownership change, approximately $6.7 million of California net operating losses and credits will expire unutilized.

        Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. This is due to the history of net operating losses we have incurred. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

Critical Accounting Policies and Estimates

        Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, inventories and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions. Our critical accounting policies are set forth below.

        Revenue recognition.    The performance of our semiconductor products is reliant upon firmware. Accordingly, net revenue from the sale of semiconductors is recognized in accordance with EITF 03-05 "Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software."

        Net revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable.

        In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Net revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

        In addition, we record reductions to net revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related net revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to net revenue would result if actual product returns or pricing adjustments exceed our estimates.

        Inventories.    We value our inventories at the lower of cost or estimated market value. We estimate market value based on our current pricing, market conditions and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventories and quantities on hand in excess of estimated future demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Once inventory is written down, a new accounting basis is established and it is not written back up in future periods.

        Stock options.    Prior to January 1, 2006, we elected to follow the intrinsic value-based method prescribed by Accounting Principles Board Opinion 25, "Accounting for Stock Issued to Employees," or APB 25, and related interpretations in accounting for employee stock options rather than adopting the alternative fair value accounting provided under Statement of Financial Accounting Standards, or SFAS, No. 123, "Accounting for Stock Based Compensation." Therefore, we did not record any compensation expense for stock options we granted to our employees where the exercise price equaled the fair market value of the stock on the date of grant and the exercise price, number of shares eligible for issuance under the options and vesting period were fixed.

        During the first quarter of fiscal 2005, we completed a stock option exchange program. The voluntary program allowed eligible employees, consultants and directors to return to us existing options with an exercise price greater than $3.84 per share and exchange them on a one-for-one basis for new options that were granted on March 1, 2005. The new option grants to purchase 633,002 aggregate shares of common stock have a vesting period identical to the exchanged options and carry an exercise price of $3.84 per share. As a result of the option exchange program, stock options to purchase 633,002 shares of are common stock will be subject to variable accounting until such options are either exercised, forfeited, cancelled or expired. Variable accounting requires us to value the variable options at the end of each accounting period based upon the then current market price of the underlying common stock. Accordingly, our stock compensation expense is subject to significant fluctuation based on changes in the fair value of our common stock. We recorded $5.6 million of stock-based compensation during the year ended December 31, 2005 related to the stock option exchange program.

        We comply with the disclosure requirements of SFAS No. 123 and SFAS No. 148, which require that we disclose our pro forma net income or loss and net income or loss per common share as if we had expensed the fair value of the options. In calculating such fair value, there are certain assumptions that we use, as disclosed in note 1 of our consolidated financial statements included elsewhere in this Form 10-K.

        In addition, in connection with the grant of stock options during 2004 and 2005, we recorded an aggregate of $4.3 million and $8.2 million, respectively, in deferred stock-based compensation expense. These options are considered compensatory because the fair market value of our stock determined for financial reporting purposes is greater than the fair value determined by the board of directors on the date of the grant or issuance. Warrants issued to non-employees are accounted for at fair value, which is estimated using the Black-Scholes option pricing model. The fair value of these warrants is amortized to expense over the vesting period.

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position and results of operations.

        Accounts receivable allowance.    We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively few number of customers. Therefore, a significant change in the liquidity or financial position of any one of our significant customers would have a significant impact on our results of operations and cash flows.

        Warranty accrual.    We provide for the estimated cost of product warranties at the time net revenue is recognized. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty obligation is affected by product failure rates, the cost of replacing chipsets, rework costs and freight incurred in replacing a chipset after failure. We monitor chipset returns for warranty and maintain a reserve for the related warranty expenses based on historical experience of similar products. Should actual failure rates, cost of chipset replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty reserve would be required.

        Accounting for income taxes.    We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made.

        The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for our management's judgment in their application. There are also areas in which our management's judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this Form 10-K that contain accounting policies and other disclosures required by GAAP.

Results of Operations

        The following table sets forth our financial results, as a percentage of net revenue, for the years ended December 31, 2003, 2004 and 2005:

	Year Ended December 31,
	2003	2004	2005
Net revenue	100%	100%	100%
Cost of revenue	98.7	60.3	46.2
Research and development expenses	73.7	32.6	33.4
Selling, general and administrative expenses	30.4	19.9	18.3
Income (loss) from operations	(102.9)	(12.9)	2.1
Interest income, net	0.1	0.2	1.4
Provision for income taxes	0.0	0.0	(0.3)
Net income (loss)	(102.8)	(12.7)	3.2

Comparison of 2005 to 2004

        Net revenue.    Net revenue for 2005 was $85.1 million, as compared to $66.7 million for 2004, an increase of $18.4 million, or 27.6%. The increase in our net revenue was the result of increased port shipments offset by slight decreases in average selling prices per port.

        In 2005, we experienced significant sequential quarterly volatility as our net revenue in the first quarter of 2005 decreased 33.4% from the fourth quarter of 2004, and then increased by 56.6% in the second quarter of 2005 from the first quarter of 2005. This volatility was primarily due to our two largest customers in Japan significantly reducing orders for our products for the quarter ended March 31, 2005 and subsequently reinitiating orders for the quarter ended June 30, 2005 and thereafter.

        Cost of revenue.    Cost of revenue for 2005 was $39.3 million, as compared to $40.2 million for 2004, a decrease of $934,000, or 2.3% despite an increase in net revenue in 2005. As a percentage of net revenue, cost of revenue was 46.2% in 2005 compared to 60.3% in 2004. Gross margin was 53.8% for 2005 as compared to 39.7% for 2004. These decreases in cost of revenues and increase in gross margin reflect a shift to sales of newer generation products in 2005. These products have a lower manufacturing cost per port than our older products.

        Research and development expenses.    Research and development expenses for 2005 were $28.4 million as compared to $21.7 million in 2004, an increase of $6.7 million, or 30.9%. We incurred stock-based compensation expense associated with research and development personnel of $3.8 million in 2005 and $1.1 million in 2004. Personnel expenses increased by $1.9 million, or 15.8% related to a 32.7% increase in headcount for the year ended December 31, 2005 as compared to the year ended 2004.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $15.5 million in 2005 as compared to $13.3 million for 2004, an increase of $2.2 million, or 16.5%. We incurred stock-based compensation expense associated with sales, marketing and administrative personnel of $4.1 million in 2005 and $3.9 million in 2004. Personnel expenses increased by $3.2 million due to a 35.4% increase in headcount in 2005 as compared to 2004. This was partially offset by a decrease in recruiting and external commission expense of $1.1 million as we replaced external sales representatives with full time employees.

        Interest income, net.    Net interest income increased $1.1 million to $1.2 million in 2005, as compared to interest income of $106,000 in 2004. This increase was primarily due to the $67.9 million of net proceeds raised in our initial public offering.

        Income tax expense.    Income tax expense was $295,000 in 2005 as compared to no income tax expense in 2004. The income tax expense in 2005 represented federal and state alternative minimum income taxes.

        Net income (loss).    As a result of the above factors, we had a net income of $2.7 million in 2005, as compared to a net loss of $8.5 million in 2004, an increase of $11.2 million.

Comparison of 2004 to 2003

        Net revenue.    Net revenue for 2004 was $66.7 million, as compared to $29.0 million for 2003, an increase of $37.7 million, or 130.0%. The increase in net revenue was due to accelerated deployment of OEM systems using our chipsets in Japan and Korea, as well as increases in selling prices per port for new products shipped during 2004.

        Cost of revenue.    Cost of revenue for 2004 was $40.2 million, as compared to $28.7 million for 2003, an increase of $11.5 million, or 40.1%. Cost of revenue as a percentage of net revenue decreased to 60.3% for 2004 from 98.7% for 2003. Gross margin was 39.7% in 2004 as compared to 1.3% in 2003. The reduction in cost of revenue as a percentage of net revenue was primarily due to the introduction and sales of our new products that comprised a majority of our net revenue for 2004. These new products had lower manufacturing costs per port than products sold in the corresponding period in 2003.

        Research and development expenses.    Research and development expenses for 2004 were $21.7 million as compared to $21.4 million in 2003, an increase of $313,000, or 1.5%. While we increased headcount by 73.0%, our personnel costs increased by 10.0%. This was primarily due to the hiring of employees and consultants in India. We incurred stock-based compensation expense associated with research and development personnel of $1.1 million in 2004 and $2.4 million in 2003. In addition, we incurred additional hiring fees of $428,000 in 2004 as compared to 2003 in connection with transitioning consultants to full-time employees in India.

        Selling, general and administrative expenses.    Selling, general and administrative expenses were $13.3 million in 2004 as compared to $8.8 million for 2003, an increase of $4.5 million, or 51.1%. We incurred stock-based compensation expense associated with sales, marketing and administrative personnel of $3.9 million in 2004 and $3.2 million in 2003. Personnel, recruiting and travel expenses increased by $2.3 million due to an increase in revenue-generation activities. We also incurred additional professional costs of $291,000 in 2004 as compared in 2003 in connection with our initial public offering.

        Interest income, net.    Net interest income was $106,000 in 2004 as compared to net interest income of $22,000 in 2003, an increase of $84,000.

        Net loss.    As a result of the above factors, we had a net loss of $8.5 million in 2004 as compared to a net loss of $29.9 million in 2003, a decrease of $21.4 million, or 71.6%.

Quarterly Results of Operations

        Net revenue.    Quarterly net revenue has increased significantly from $14.3 million in the quarter ended March 31, 2004 to $28.5 million in the quarter ended December 31, 2005. This increase was primarily due to the increase in deployment of equipment incorporating our products, the increase in the number of our design wins and our introduction of new products. Our net revenue, however, has fluctuated on a quarterly basis. For instance, in the quarter ended March 31, 2005, our net revenue decreased 33.4% sequentially as two of our customers decreased their orders and increased 56.6% sequentially in the subsequent quarter ended June 30, 2005 when those same customers re-initiated their orders. In addition, the large increase in net revenue in the first quarter of 2004 was due to ramp-up of deployments of fiber-fast broadband over copper lines by carriers in Japan and Korea.

        Cost of revenue.    Quarterly cost of revenue as a percentage of net revenue decreased significantly from 82.3% in the first quarter of 2004 to 46.4% for the fourth quarter of 2005. Cost of revenue has decreased primarily due to the introduction and sales of our new products, which had lower manufacturing costs per port. Since the first quarter of 2004, cost of revenue has decreased in each subsequent quarter until the third quarter of 2005 due to the continuing penetration of new products, which had lower costs per port and when introduced, occasionally had higher selling prices than the products they replaced. In the fourth quarter of 2005, cost of revenue as a percentage of net revenue increased to 46.4% from 43.8% in the third quarter of 2005 due to decreases in average selling price per port.

        Research and development expenses.    Research and development expenses fluctuated quarter to quarter, due primarily to fluctuation in the frequency and cost of new product releases.

        Selling, general and administrative expenses.    Selling, general and administrative expenses have typically increased in absolute dollars in every quarter. The increases were primarily due to an increase in headcount and commissions associated with higher net revenue and more recently with costs associated with being a public company from March to December 2005.

        Our quarterly revenues and operating results are difficult to predict, and have in the past and may in the future fluctuate from quarter to quarter. We base our planned operating expenses in part on our expectations of future revenues, and our expenses are relatively fixed in the short term. If revenues for a particular quarter are lower than we expect, we may be unable to proportionately reduce our operating expenses for that quarter, which would harm our operating results for that quarter. We believe that period-to-period comparisons of our operating results should not be relied upon as an indication of our future performance. In future periods, the market price of our common stock could decline if our revenues and results of operations are below the expectations of analysts and investors.

        For additional discussion of factors that may cause our revenues and operating results to fluctuate, please see those discussed under the caption "Risk Factors" in this Form 10-K.

Liquidity and Capital Resources

        At December 31, 2005 cash, cash equivalents and short-term investments were $93.9 million as compared to $25.4 million at December 31, 2004, an increase of $68.5 million. This increase was primarily due to the $67.9 million of net proceeds raised in our initial public offering and $6.6 million generated from operations partially offset by purchases of property, equipment and short-term investments totalling $7.2 million. In February 2006, we reduced our cash and cash equivalents by approximately $31 million as a result of the NPA acquisition. We believe there will be additional working capital requirements to fund and operate the network processing and ADSL business we acquired. We expect to finance our operations primarily through operating cash flows and our cash balances.

        Operating expenses will increase as a result of the NPA acquisition, and we also expect to increase our operating expenses as we continue to execute our business strategy. This increase in operating expenses may not result in an increase in our net revenue and our anticipated net revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash and cash equivalents.

        The following table summarizes our statement of cash flows for the years ended December 31, 2003, 2004 and 2005:

	Year ended December 31,
	2003	2004	2005
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$(21,932)	$699	$6,635
Net cash used in investing activities	(692)	(3,993)	(7,192)
Net cash provided by financing activities	29,087	17,489	67,086
Effect of exchange rates on cash and cash equivalents	(8)	(3)	(25)
Net increase in cash and cash equivalents	6,455	14,192	66,504
Cash and cash equivalents—beginning of period	4,781	11,236	25,428
Cash and cash equivalents—end of period	11,236	25,428	91,932

Operating Activities

        Our operating activities generated $6.6 million in cash from operations during 2005. The primary source of these cash flows was $13.9 million in net income before depreciation of $2.9 million and stock-based compensation expense of $8.2 million. Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $5.3 million. This increase related principally to an increase in inventory purchases required to support our increased revenues and the timing of payment for these inventory purchases to our suppliers. These sources of operating cash flows were partially offset by a $10.9 million increase in accounts receivable caused by the increase in sales volume, the timing of our sales and subsequent cash collections.

        We anticipate that accounts receivable, inventory and accounts payable will increase.

        Our operating activities provided $699,000 in cash in 2004. This was primarily due to a net loss of $8.5 million and increases to inventories of $2.9 million and other assets of $2.0 million which were offset by $5.0 million of non-cash charges for amortization of stock based compensation, a $3.4 million increase in accounts payable, a $2.9 million increase in accrued liabilities and $1.8 million of depreciation of property and equipment.

        Our operating activities used $21.9 million of cash in 2003. This was primarily due to net losses of $29.9 million and a $2.9 million increase to inventories which were partially offset by $5.6 million of non-cash charges for amortization of stock based compensation, a $2.4 million increase to accounts payable, a $1.5 million increase to accrued liabilities and $1.4 million of depreciation of property and equipment.

Investing Activities

        Our investing activities used net cash of $7.2 million, $4.0 million and $692,000 during 2005, 2004 and 2003, respectively. Cash used in investing activities related to the acquisition of property and equipment and purchase of short-term investments. We anticipate that our capital expenditures will be approximately $7.0 to $10.0 million in 2006.

Financing Activities

        Our financing activities provided $67.1 million in 2005 as compared to $17.5 million in 2004 and $29.1 million in 2003. Cash generated by financing activities in 2005 was primarily due to the completion of our initial public offering in which we received $67.9 million of net proceeds. In 2004 and 2003, cash generated by financing activities was primarily due to the net proceeds from the issuance of convertible preferred stock of $16.7 million and $30.6 million, respectively.

        On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for an up to $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of December 31, 2005, we had no balance outstanding under the revolving line of credit and $1.4 million outstanding under the equipment financing facility which bear interest rates from 5.95% to 6.31%.

        The revolving line of credit can be used to (1) borrow revolving loans for working capital requirements, (2) issue letters of credit, (3) enter into foreign exchange forward contracts and (4) support cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 0.50%. Equipment loans bear interest at a fixed rate of interest equal to Silicon Valley Bank's prime rate at the time of borrowing plus 1.00%. So long as the amount of our unrestricted cash and cash equivalents less outstanding indebtedness under the loan and security agreement exceeds $35.0 million, a maximum of $5.0 million will be available for borrowing under the revolving line of credit. Otherwise, the maximum amount available for borrowing under the revolving line of credit is an amount equal to the lesser of $5.0 million or 80% of our accounts receivable eligible under the terms of the loan and security agreement.

        On October 21, 2006, the revolving line of credit matures and Silicon Valley Bank's commitment to extend revolving loans terminates. Principal and interest on the equipment facility is payable monthly and bears interest at a fixed rate. The outstanding equipment facilities will be paid in full by February 2007.

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

        We believe that our existing cash, cash equivalents and cash flow expected to be generated from future operations will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of net revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and Off-Balance Sheet Arrangements

        As of December 31, 2005, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC's Regulation S-K.

        The following table summarizes our contractual obligations at December 31, 2005 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 to 3 years	After 3 years
	(in thousands)
Capital lease obligations	$557	$330	$227	$—
Operating leases	3,616	579	1,424	1,613
Notes payable	1,517	765	752	—
Inventory purchase obligations	8,050	8,050	—	—

Total	$13,740	$9,724	$2,403	$1,613

        For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements. In addition, during February 2006, we completed the NPA acquisition for cash consideration of approximately $31 million.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first annual reporting period beginning after June 15, 2005. We expect to adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. In March 2005, the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position and results of operations.

        In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Quantitative and Qualitative Disclosures About Market Risk

Foreign Currency Exchange Risk

        Our net revenue and the majority of our costs and expenses, including subcontractor manufacturing expenses, are denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We recently began to generate a portion of our revenues and expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee and Canadian dollar. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. Even if we were to implement hedging strategies, not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results.

Interest Rate Sensitivity

        We had unrestricted cash and cash equivalents totaling $91.9 million at December 31, 2005. Our investment portfolio currently consists of money market funds, commercial paper and government agency bonds. Our primary objective with this investment portfolio is to invest available cash while preserving principal and meeting liquidity needs. In accordance with our investment policy, we place investments with high credit quality issuers and limit the amount of credit exposure to any one issuer other than U.S. governmental entities. These securities are subject to interest rate risks. However, based on the liquidity of our investments, we believe that if a significant change in interest rates were to occur, it would not have a material effect on our financial condition.

        During October 2004 we entered into a loan agreement with Silicon Valley bank. As of December 31, 2005, no balance was outstanding under the working capital facility and $1.4 million was outstanding under the equipment financing facility. Interest on borrowings under the working capital line is payable monthly and is calculated at a floating rate of interest equal to Silicon Valley Bank's prime rate plus 0.50%, while interest on the equipment financing facility is payable monthly at a fixed rate of interest equal to Silicon Valley Bank's prime rate at the time of borrowing plus 1.00%, as of December 31, 2005. Interest rates on the amounts drawn under the equipment financing facility range from 5.95% to 6.31%.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

INDEX TO FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Ikanos Communications, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/  PRICEWATERHOUSECOOPERS LLP

San Jose, California
February 27, 2006

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	December 31,
	2005	2004
ASSETS
Current assets:
Cash and cash equivalents	$91,932	$25,428
Short-term investments	1,988	—
Accounts receivable—trade	11,015	127
Inventories	9,125	7,994
Prepaid expenses and other current assets	2,235	460

Total current assets	116,295	34,009
Property and equipment, net	8,384	5,813
Other assets	916	2,209

Total assets	$125,595	$42,031

LIABILITIES, REDEEMABLE CONVERTIBLE PREFERRED STOCK AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$8,371	$8,199
Accrued liabilities	11,284	6,189
Capital lease obligations, current portion	315	838
Notes payable, current portion	698	486

Total current liabilities	20,668	15,712
Capital lease obligations, net of current portion	223	355
Notes payable, net of current portion	728	1,016

Total liabilities	21,619	17,083

Contingencies and Commitments (Note 12)
Redeemable convertible preferred stock; 15,843,667 shares authorized; none and 15,311,840 shares issued and outstanding at December 31, 2005 and 2004, (Liquidation value of none and $102,985 at December 31, 2005 and December 31, 2004 respectively)	—	101,633

Stockholders' equity (deficit):
Preferred stock; $0.001 par value; 5,000,000 shares authorized; none issued and outstanding at December 31, 2005 and 2004	—	—
Common stock: 100,000,000 and 20,620,833 shares authorized; $0.001 par value; 23,720,170 and 1,811,952 issued and oustanding at December 31, 2005 and 2004,	24	2
Additional paid-in capital	195,398	16,131
Warrants	914	914
Notes receivable from stockholders	(19)	(137)
Deferred stock-based compensation	(5,699)	(4,255)
Accumulated other comprehensive loss	(65)	(21)
Accumulated deficit	(86,577)	(89,319)

Total stockholders' equity (deficit)	103,976	(76,685)

Total liabilities, convertible preferred stock and stockholders' equity (deficit)	$125,595	$42,031

The accompanying notes are an integral part of these financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Year ended December 31,
	2005	2004	2003
Net revenues	$85,071	$66,676	$29,045
Costs and expenses:
Cost of revenue (1)	39,281	40,215	28,677
Research and development (1)	28,439	21,732	21,419
Selling, general and administrative (1)	15,532	13,299	8,841

Total costs and expenses	83,252	75,246	58,937

Income (loss) from operations	1,819	(8,570)	(29,892)
Interest income, net	1,218	106	22

Income (loss) before income taxes	3,037	$(8,464)	$(29,870)
Provision for income taxes	(295)	$—	$—

Net income (loss)	2,742	(8,464)	(29,870)

Basic net income (loss) per share	$0.14	$(5.59)	$(43.16)
Diluted net income (loss) per share	$0.13	$(5.59)	$(43.16)
Weighted-average number of shares in calculating net income (loss) per share:
Basic	19,002	1,515	692
Diluted	21,161	1,515	692

(1)
Amounts include stock-based compensation as follows:

	Year ended December 31,
	2005	2004	2003
Cost of revenue	271	40	74
Research and development	3,832	1,054	2,415
Selling, general and administrative	4,120	3,876	3,154

	$8,223	$4,970	$5,643

The accompanying notes are an integral part of these financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS)

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive loss		Total stockholders' equity (deficit)
					Additional paid-in capital			Deferred stock-based compensation		Accumulated deficit		Comprehensive income (loss)
	Shares	Amount	Shares	Amount		Warrants
Balance at December 31, 2002	4,484	$52,074	683	$1	$685	$664	$(213)	$—	$—	$(50,985)	$(49,848)
Net loss	—	—	—	—		—	—		—	(29,870)	(29,870)	$(29,870)
Currency translation adjustment	—	—	—	—		—	—		(8)	—	(8)	(8)

Comprehensive loss												$(29,878)

Deferred stock-based compensation	—	—	—	—	9,746	—	—	(9,746)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—		—	—	5,265	—	—	5,265
Issuance of common stock for stockholders' notes receivable	—	—	26	—	29	—	(29)	—	—	—	—
Stock based compensation	—	—	6	—	378	—	—	—	—	—	378
Issuance of common stock upon exercise of stock options	—	—	82	—	84	—	—	—	—	—	84
Issuance of Series D Redeemable Convertible Preferred Stock, net of issuance costs	8,069	30,624	—	—		—	—	—	—	—	—
Conversion of notes payable into Series D Redeemable Convertible Preferred Stock	597	2,265	—	—		—	—	—	—	—	—

Balance at December 31, 2003	13,150	84,963	797	1	10,922	664	(242)	(4,481)	(8)	(80,855)	(73,999)
Net loss	—	—	—	—	—	—	—	—	—	(8,464)	(8,464)	$(8,464)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(13)	—	(13)	(13)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(8,477)

Deferred stock-based compensation	—	—	—	—	3,899	—	—	(3,899)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,298	—	—	4,298
Stock based compensation	—	—	46	—	636	—	—	(173)	—	—	463
Issuance of common stock for stockholders' notes receivable	—	—	10	—	11	—	(11)	—	—	—	—
Issuance of Series E Redeemable Convertible Preferred Stock, net of issuance costs	2,085	15,910	—	—	—	—	—	—	—	—	—
Issuance of warrants in connection with consultancy services	—	—	—	—	—	250	—	—	—	—	250
Issuance of Series C Redeemable Convertible Preferred Stock upon exercise of warrants	77	760	—	—	—	—	—	—	—	—	—
Repayment of stockholder's notes receivables	—	—	—	—	—	—	116	—	—	—	116
Issuance of common stock upon exercise of stock options	—	—	1,195	1	820	—	—	—	—	—	821
Repurchase of common stock	—	—	(7)	—	(45)	—	—	—	—	—	(45)
Common stock subject to repurchase	—	—	(229)	—	(112)	—	—	—	—	—	(112)

Balance at December 31, 2004	15,312	$101,633	1,812	$2	$16,131	$914	$(137)	$(4,255)	$(21)	$(89,319)	$(76,685)

The accompanying notes are an integral part of these financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
(IN THOUSANDS) (CONTINUED)

	Redeemable convertible preferred stock
			Common stock				Notes receivable from stockholders		Accumulated other comprehensive loss		Total stockholders' equity (deficit)
					Additional paid-in capital			Deferred stock-based compensation		Accumulated deficit		Comprehensive income (loss)
	Shares	Amount	Shares	Amount		Warrants
Balance at December 31, 2004	15,312	$101,633	1,812	$2	$16,131	$914	$(137)	$(4,255)	$(21)	$(89,319)	$(76,685)
Net income	—	—	—	—	—	—	—	—	—	2,742	2,742	$2,742
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(59)	—	(59)	(59)
Comprehensive income	—	—	—	—	—	—	—	—	15	—	15	15

Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	—	—	—	$2,698

Deferred stock-based compensation	—	—	—	—	9,088	—	—	(9,088)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	7,658	—	—	7,658
Stock based compensation	—	—	23	—	538	—	—	(14)	—	—	524
Issuance of common stock for stockholders' notes receivable	—	—	1	—	—	—	(1)	—	—	—	(1)
Issuance of common stock for public offering, proceeds, after deducting underwriting discounts and commissions and issuance costs	—	—	6,400	6	67,901	—		—	—	—	67,907
Issuance of common stock upon exercise of warrants	—	—	14	—	—	—	—	—	—	—	—
Conversion of Preferred Stock	(15,312)	(101,633)	15,312	15	101,618	—	—	—	—	—	101,633
Issuance of common stock upon exercise of stock options	—	—	51	—	71	—	—	—	—	—	71
Repurchase of common stock	—	—	(44)	—	(25)	—	—	—	—	—	(25)
Common stock subject to repurchase	—	—	151	1	76	—	—	—	—	—	77
Repayment of notes receivable from stockholders	—	—	—	—	—	—	119	—	—	—	119

Balance at December 31, 2005	—	$—	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976

The accompanying notes are an integral part of these financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(IN THOUSANDS)

	2005	2004	2003
Cash flows from operating activities
Net income (loss)	$2,742	$(8,464)	$(29,870)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation of property and equipment	2,903	1,823	1,351
Loss on disposal of property and equipment	—	—	2
Stock-based compensation expense	8,223	4,970	5,643
Non-cash interest expense	—	—	11
Changes in assets and liabilities:
Accounts receivable	(10,888)	1,115	(294)
Inventories	(1,131)	(2,875)	(2,927)
Prepaid expenses and other current assets	(1,818)	(152)	245
Other assets	1,259	(2,045)	(52)
Accounts payable	172	3,421	2,435
Accrued liabilities	5,173	2,906	1,524

Net cash provided by (used in) operating activities	6,635	699	(21,932)

Cash flows from investing activities
Purchase of short-term investments	(1,973)	—	—
Purchases of property and equipment	(5,219)	(3,993)	(692)

Net cash used in investing activities	(7,192)	(3,993)	(692)

Cash flows from financing activities
Proceeds from redeemable convertible preferred stock issuance, net	—	16,670	30,624
Repayment of notes receivable from stockholders	119	115	—
Proceeds from exercise of stock options	71	821	84
Payments of obligations under capital lease	(910)	(1,574)	(968)
Proceeds from initial public offering, after deducting underwriting discounts and commissions and issuance costs	67,907	—	—
Repurchase of common stock	(25)	(45)	—
Borrowings under notes payable	552	1,541	—
Payments on notes payable	(628)	(39)	(653)

Net cash provided by financing activities	67,086	17,489	29,087

Effect of exchange rate on cash and cash equivalents	(25)	(3)	(8)
Net increase in cash and cash equivalents	66,504	14,192	6,455
Cash and cash equivalents, at beginning of period	25,428	11,236	4,781

Cash and cash equivalents, at end of period	$91,932	$25,428	$11,236

Supplemental disclosure of cash flow information
Cash paid for interest	$138	$86	$197
Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$255	$932	$2,102
Exercise of stock options by notes receivable	1	11	29
Conversion of note payable into preferred stock	—	—	2,265
Conversion of preferred stock into common stock	101,633	—	—

The accompanying notes are an integral part of these financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1—IKANOS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

The Company

        Ikanos Communications, Inc. (the "Company"), was incorporated in the state of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company provides highly programmable semiconductors that enable fiber-fast broadband access over telephone companies' existing copper wires. The Company's chipsets integrate analog, mixed-signal and digital signal processing functions onto a single chipset. In September 2005, the Company sold 6,400,000 shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds to the Company of $67.9 million, after deducting underwriting discounts and commissions and issuance costs totalling $8.9 million.

        The Company's fiscal year ends on the Sunday closest to December 31. The Company's fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.

Basis of Presentation

        The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All inter-company accounts and transactions have been eliminated in consolidation.

Foreign Currency Translation

        Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, is translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the monthly average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders' equity. Foreign currency transaction gains and losses, which have not been significant to date, are included as a component of interest income, net, in our consolidated statements of operations.

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

Revenue Recognition

        The performance of the Company's semiconductor products is reliant upon firmware. Accordingly, revenue from the sale of semiconductors is recognized in accordance with EITF 03-05 "Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software."

        Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable.

        In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

        The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time.

Cash, Cash Equivalents and short-term investments

        The Company invests its cash, cash equivalents and short-term investments through various banks and investment banking institutions. All short-term investments are classified as available-for-sale. The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments generally consist of highly liquid securities with original maturities in excess of 90 days. Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss). Further, the Company reviews the investment portfolio for declines that may be other than temporary.

Fair Value of Financial Instruments

        The carrying amounts of certain of the Company's financial instruments including, cash and cash equivalents, accounts receivable, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity periods. Based on the interest rates available to the Company for debt with comparable maturities, the carrying values of the company's notes payable and obligations under capital leases approximate fair values.

Inventories

        Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. Once inventory is written down, a new accounting basis is established and accordingly, it is not written back up in future periods. Additionally, the Company specifically reserves for lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price.

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets.

Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. Equipment held under capital lease is classified as a capital asset and amortized using the straight-line method over the term of the lease or the estimated useful life, whichever is shorter. All repairs and maintenance costs are expensed as incurred.

        The depreciation and amortization periods for property and equipment categories are as follows:

Software	2.5 to 3 years
Computer equipment	3 years
Lab equipment	3 to 4 years
Furniture and fixtures	4 years

Impairment of Long-lived Assets

        The Company evaluates the carrying amount of its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company assesses recoverability using undiscounted cash flows attributed to that asset. If an asset is impaired, it is written down to its estimated fair market value.

Software Development Costs

        Software development costs, including firmware, are included in research and development and are expensed as incurred. Software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuing of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development

        Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to materials, supplies and equipment depreciation. All research and development costs are expensed as incurred.

Advertising costs

        Advertising costs are expensed as incurred. To date, advertising costs have been insignificant.

Concentration of Credit Risk

        Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company's investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments consist of a diversified portfolio of commercial paper, and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

        Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 33.0%, 30.0% and 29.6%, respectively, of accounts receivable at December 31, 2005. Three customers represented 49.7%, 12.0% and 11.8%, respectively, of accounts receivable at December 31, 2004. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables. Three customers accounted for 44.2%, 27.8% and 23.9%, respectively, of net revenue for the period ended December 31, 2005. Three customers accounted for 44.9%, 26.7%, and 22.9% of net revenue for the year ended December 31, 2004. Three customers accounted for 43.3%, 26.1%, and 18.2% of net revenue for the year ended December 31, 2003.

Concentration of Other Risk

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company's results of operations are affected by a wide variety of factors, including general economic conditions, both at home and abroad; economic conditions specific to the semiconductor industry; demand for the Company's products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above or other factors.

Warranty

        The Company generally warrants its products against defects in materials and workmanship and non-conformance to its specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with historical experience, or if costs of servicing warranty claims are greater than expected, the Company may record additional charges against cost of revenue.

Comprehensive Income (Loss)

        Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company's net loss and its total comprehensive loss for the years ended December 31, 2005, 2004 and 2003 was not material and related primarily to foreign currency translation.

Stock-based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and Financial Accounting Standards Board Interpretation ("FIN") No. 28, Accounting for Stock Appreciation Rights and Other Variable Stock Option or Award Plans, and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, Accounting for Stock-Based Compensation. Under APB Opinion No. 25, compensation cost is recognized based on the difference, if any, on the date of grant between the fair value of the

Company's stock and the amount an employee must pay to acquire the stock. SFAS No. 123 defines a "fair value" based method of accounting for an employee stock option or similar equity investment. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") No. 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling Goods or Services and complies with the disclosure provisions of SFAS 148, Accounting for Stock-Based Compensation—an Amendment of SFAS 123. The Company has also issued restricted stock awards and restricted stock units (hereafter sometimes collectively called "restricted stock"). The fair market value of the restricted stock is amortized over the projected remaining vesting period.

        The Company amortizes deferred stock-based compensation on the graded vesting method over the vesting periods of the stock options, generally four years. The graded vesting method provides for vesting of portions of the overall awards at interim dates and results in accelerated vesting as compared to the straight-line method. Had compensation cost for the Company's stock compensation plans been determined based on the fair value at the grant dates, as prescribed in SFAS 123, the Company's net loss would have been increased to the pro forma amounts indicated below (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Net income (loss) as reported:	$2,742	$(8,464)	$(29,870)
Add: Stock-based compensation expense included in net income (loss), net	$7,766	$4,447	$5,511
Deduct: Employee stock-based compensation expense determined under the fair value method, net	$(7,767)	$(4,882)	$(5,539)

Pro forma net income (loss)	2,741	(8,899)	(29,898)

Pro forma net income (loss) per share
Basic	$0.14	$(5.87)	$(43.21)

Diluted	$0.13	$(5.87)	$(43.21)

Net income (loss) per share
Basic	$0.14	$(5.59)	$(43.16)

Diluted	$0.13	$(5.59)	$(43.16)

        The weighted average fair value of the stock options granted during the years ended December 31, 2005, 2004 and 2003 was $6.76, $4.63, $4.12 per share.

        Through June 25, 2004, the date of the Company's initial filing with the Securities and Exchange Commission ("SEC") related to its initial public offering, the Company used the minimum value method to estimate the fair value of options granted to employees. Options granted subsequent to June 25, 2004 were valued using the Black-Scholes valuation model using estimated volatility of 90%.

The fair value of the Company's stock-based awards to employees was estimated using the following weighted-average assumptions:

	Stock Option Plans Year ended December 31,
				Stock Purchase Plan 2005
	2005	2004	2003
Dividend yield	0%	0%	0%	0%
Expected life (years)	4.0 years	4.2 years	3.0 years	0.50 years
Expected annualized volatility	90%	45%	0%	90%
Risk-free interest rate	3.9%	3.1%	1.9%	4.1%

Net Income (loss) per share

        Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options, warrants and unvested common shares as these shares are contingently issuable.

        The following table sets forth the computation of basic and diluted net income (loss) per common share (in thousands, except per share data):

	Year Ended December 31,
	2005	2004	2003
Numerator:
Net income (loss)	$2,742	$(8,464)	$(29,870)
Denominator:
Weighted-average common shares outstanding	19,084	1,783	720
Less: Unvested common shares subject to repurchase	(82)	(268)	(28)

Total shares, basic	19,002	1,515	692

Effective of dilutive securities
Stock options and warrants	2,043	—	—
Unvested common shares subject to repurchase	82	—	—
Redeemable convertible preferred particpating stock warrants	34	—	—

Total shares, diluted	21,161	1,515	692

Net income (loss) per share:
Basic	$0.14	$(5.59)	$(43.16)

Diluted	$0.13	$(5.59)	$(43.16)

        The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Year Ended December 31,
	2005	2004	2003
Weighted-average redeemable convertible preferred stock	4,333	14,849	12,396
Warrants to purchase common stock	6	45	103
Options to purchase common stock	104	2,792	2,816

Income Taxes

        The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Recent Accounting Pronouncements

        In December 2004, the FASB issued SFAS No. 123(R), "Share-Based Payment," which replaces SFAS No. 123 and supersedes APB Opinion No. 25. Under SFAS No. 123(R), companies are required to measure the compensation costs of share-based compensation arrangements based on the grant-date fair value and recognize the costs in the financial statements over the period during which employees are required to provide services. Share-based compensation arrangements include stock options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. Public companies will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period beginning after June 15, 2005. The Company will adopt SFAS No. 123(R) in the first quarter of fiscal 2006. SFAS No. 123(R) permits public companies to adopt its requirements using one of two methods. In March 2005 the SEC issued Staff Accounting Bulletin No. 107, or SAB 107. SAB 107 expresses views of the staff regarding the interaction between SFAS No. 123(R) and certain SEC rules and regulations and provides the staff's views regarding the valuation of share-based payment arrangements for public companies. We are evaluating the requirements of SFAS No. 123(R) and SAB 107 to assess what impact its adoption will have on our financial position and results of operations.

        In May 2005, the Financial Accounting Standard Board ("FASB") issued Statement No. 154, "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20, Accounting Changes, and Statement No. 3, Reporting Accounting Changes in Interim Financial Statements" (FAS 154). FAS 154 changes the requirements for the accounting for, and reporting of, a change in accounting principle. Previously, most voluntary changes in accounting principles were required to be recognized by way of a cumulative effect adjustment within net income during the period of the change. FAS 154 requires retrospective application to prior periods' financial statements, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 is effective for accounting changes made in fiscal years beginning after December 15, 2005; however, the Statement does not change the transition provisions of any existing accounting pronouncements. We do not believe adoption of FAS 154 will have a material effect on our consolidated financial position, results of operations or cash flows.

NOTE 2—RELATED PARTY TRANSACTIONS:

        At December 31, 2004, the Company held full recourse notes receivable from five employees with a total balance of $137,000.

        The Company has a consulting agreement with Texan Ventures, LLC entered into on November 7, 2001. G. Venkatesh, who is also a member of the Company's board of directors, is the Managing Member of Texan Ventures, LLC. Under the consulting agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses, and an option grant of 13,333 shares that vested monthly over a period of 12 months commencing on November 7, 2001. The Company paid Texan Ventures LLC, $39,000 in 2005, $36,000 in 2004, and $57,000 in 2003 for consulting services. The Company also paid $39,000 to another director during 2003 for consulting services.

NOTE 3—BALANCE SHEET COMPONENTS:

        As of December 31, 2005, our available-for-sale securities consisted of the following (in thousands)

Investments

	Cost basis	Gross Unrealized gains	Fair Value
U.S. Treasury and other U.S. government agencies	$1,973	$15	$1,988

Total available-for-sale securities	1,973	15	1,988

        There were no sales of marketable securities in 2005. Interest income on marketable securities was insignificant for the year ended December 31, 2005.

	December 31,
	2005	2004
	(in thousands)
Inventory:
Finished Goods	$1,955	$4,623
Work-in-Process	4,762	3,231
Purchased parts and raw materials	2,408	140

	9,125	7,994

	December 31,
	2005	2004
	(in thousands)
Property and equipment, net:
Software	$9,201	$8,104
Computer equipment	2,541	2,116
Machinery and equipment	6,602	3,408
Furniture and fixtures	367	351
Leasehold improvements	269	258
Construction in Progress	863	137

	19,843	14,374
Less: Accumulated depreciation and amortization	(11,459)	(8,561)

	$8,384	$5,813

        Depreciation expense for property and equipment was $2,903,000, $1,823,000 and $1,351,000 for the years ended December 31, 2005, 2004 and 2003, respectively. Included in property and equipment are assets acquired under capital lease obligations with an original cost of $3,531,000, $3,308,000 and $2,102,000 and as of December 31, 2005, 2004 and 2003, respectively. Related accumulated depreciation and amortization of these assets was $2,903,000, $2,035,000 and $1,096,000 as of December 31, 2005, 2004 and 2003, respectively.

	December 31,
	2005	2004
	(in thousands)
Accrued liabilities:
Warranty accrual	$2,189	$1,084
Accrued rebates	2,909	458
Accrued compensation and related benefits	2,919	2,071
Accrued accounting and legal	813	505
Other accrued liabilities	2,454	2,071

	$11,284	$6,189

        The following table summarizes the activity related to the product warranty liability, which was included in accrued liabilities in the Company's consolidated balance sheets, at December 31, 2005, 2004 and 2003 (in thousands):

Warranty accrual at December 31, 2002	$70
Accrual for warranties during the year	70
Settlements made during the year	(14)

Warranty accrual at December 31, 2003	126
Accrual for warranties during the year	1,340
Settlements made during the year	(382)

Warranty accrual at December 31, 2004	$1,084
Accrual for warranties during the period	1,641
Settlements made during the period	(536)

Warranty accrual at December 31, 2005	$2,189

NOTE 4—INTEREST INCOME, NET

        Interest income, net included the following (in thousands):

	Year Ended December 31,
	2005	2004	2003
Interest income	$1,375	$230	$220
Interest expense	(157)	(124)	(198)

Interest income, net	$1,218	$106	$22

NOTE 5—STOCKHOLDERS' EQUITY:

Common Stock Offering

        In September 2005, the Company sold 6,400,000 shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds of $67.9 million, after deducting underwriting discounts and commissions and offering costs totalling $8.9 million. Upon the closing of the initial public offering 15,311,840 shares of redeemable convertible preferred stock outstanding automatically converted into 15,311,840 shares of common stock.

Reverse stock split

        On September 20, 2005, the Company filed an amendment to its Amended and Restated Certificate of Incorporation to effect a 1-for-12 reverse stock split of its common and preferred stock. All information related to common stock, preferred stock, options and warrants to purchase preferred stock and earnings (loss) per share included in the accompanying consolidated financial statements has been retroactively adjusted to give effect to the reverse stock split.

Preferred Stock

        The Company is authorized to issue 5,000,000 shares of undesignated preferred stock at a $.0001 par value per share. The board of directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 31, 2005, no preferred stock was outstanding.

        At December 31, 2004, the Company had authorized 15,843,667 shares of redeemable convertible preferred stock of which 15,311,840 shares had been issued in series, designated as follows (in thousands, except issue price):

Series	Shares Authorized	Shares Outstanding	Liquidation Amount	Proceeds Net of Issuance Costs
A	347	347	$1,250	$1,198
B	686	679	16,069	16,024
C	3,775	3,535	36,536	35,612
D	8,667	8,667	33,030	32,889
E	2,369	2,084	16,100	15,910

	15,844	15,312	$102,985	$101,633

Common Stock Reserved:

        As of December 31, 2005, the Company has reserved the following shares of common stock for future issuance (in thousands):

Stock plans	5,051
Warrants	6
Repurchasable Common Stock	80

5,137

NOTE 6—STOCK OPTION PLAN:

1999 Stock Option Plan

        On September 24, 1999, the Company adopted the 1999 Stock Plan (the "Plan") under which 5,716,833 shares of the Company's common stock have been reserved for issuance to employees, directors and consultants. Options granted under the Plan may be incentive stock options or non statutory stock options. Incentive stock options may only be granted to employees. Options to purchase shares of the Company's common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options generally vest at a rate of 25.0% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. Incentive stock options granted to employees who own more than ten percent of the total combined voting power of all classes of stock of the Company terminate five years from the date of the grant. Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date. Upon completion of the Company's initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan.

2004 Equity Incentive Plan

        On September 21, 2005, the Company adopted the 2004 Equity Incentive Plan, (the "2004 Plan"), upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, stock appreciation rights, deferred stock units, performance units and performance shares to the Company's employees, directors and consultants. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

        The 2004 Equity Incentive Plan provides for the automatic grant of nonstatutory stock options to our non-employee directors. Each non-employee director appointed to the board will receive an initial option to purchase 30,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest as to 25% of the shares on the first anniversary of the date of grant and as to 1/48th of the shares each month thereafter, subject to the director continuing to serve as a director on each vesting date. In addition, non-employee directors who have been directors for at least six months will receive a subsequent option to purchase 12,000 shares on the date of each annual meeting of our stockholders. These subsequent option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director continuing to serve as a director on each vesting date. All options granted under these automatic grant provisions have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant.

2004 Employee Stock Purchase Plan

        On September 21, 2005, the Company adopted the 2004 Employee Stock Purchase Plan, (the "ESPP"), upon the closing of its initial public offering. A total of 1,000,000 shares of the Company's common stock will be made available for sale under the ESPP. All of the Company's employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than 5 months in any calendar year. The Company's 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except that the first offering period will commence on the first trading day on or after the effective date of this offering and will end on the earlier of (1) the first trading day on or after November 1, 2006 and (2) twenty-seven months after the offering period commences, and the second offering period will commence on the first trading day on or after May 1, 2005.

        A summary of the activity under the Plan and Stand-Alone Stock Option Agreements is as follows (in thousands, except per share amounts):

	Options Available for Future Issuance	Outstanding Shares	Weighted Average Exercise Price
Balances, December 31, 2002	43	659	$1.74
Authorized	2,377	—	—
Granted	(2,619)	2,619	0.48
Exercised	—	(82)	1.03
Canceled	380	(380)	0.67

Balances, December 31, 2003	181	2,816	$0.73
Authorized	1,417	—	—
Granted	(1,237)	1,237	5.25
Unvested shares repurchased	5	—	8.04
Exercised	—	(1,195)	0.69
Canceled	66	(66)	2.15

Balances, December 31, 2004	432	2,792	$2.72
Authorized	834	—	—
Granted	(2,027)	2,027	6.82
Unvested shares repurchased	44	—	0.58
Exercised	—	(51)	1.40
Canceled	823	(823)	7.24

Balances, December 31, 2005	106	3,945	$3.92

        Option grants outstanding as of December 31, 2005 and the related weighted average price and contractual life information are as follows (shares in thousands):

	Options Outstanding
Weighted Average Exercise Price	Options at December 31, 2005	Weighted Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Options Vested at December 31, 2005	Weighted Average Exercise Price
$ 0.36 - $ 0.48	1,486	7.66	$0.48	1,065	$0.48
$ 1.08 - $ 3.84	1,513	6.95	3.36	579	2.60
$ 4.80 - $ 9.85	68	8.64	5.60	23	5.60
$10.20 - $14.38	866	9.59	$10.65	102	$10.28

	3,933			1,769

        As of December 31, 2005 and 2004, options to purchase 3,933,243 and 2,790,819 shares respectively were exercisable. In addition, at December 31, 2005, 12,000 restricted stock units were also outstanding.

        In addition to the above, in connection with options granted to employees to purchase common stock, the Company recorded deferred stock compensation of $3.5 million, $3.9 million and $9.7 million for the years ended December 31, 2005, 2004 and 2003, respectively. Such amounts represent, for employee stock options, the difference between the exercise price and the deemed fair market value of the Company's common stock at the date of grant. The deferred charges for employee options are being amortized to expense over the vesting period, using a multiple option valuation approach, an accelerated basis in accordance with FASB Interpretation No. 28. Net stock-based compensation expense related to these grants was $4.2 million, $4.3 million and $5.3 million for the years ended December 31, 2005, 2004 and 2003, respectively.

Deferred Stock Compensation Expense

        During the first quarter of fiscal 2005, the Company completed an employee stock option exchange program. The voluntary program allowed eligible employees, consultants and directors, to return to the Company existing options with an exercise price greater than $3.84 per share and exchange them for new options that were granted on March 1, 2005. Participants in the exchange program exchanged options to purchase 633,002 shares of common stock with average exercise price of $7.53 per share for options to purchase 633,002 shares of common stock with an exercise price of $3.84 per share. The new option grants have a vesting period identical to the exchanged options and carry an exercise price of $3.84.

        Under the intrinsic value method, used for reporting purposes, the modification of these options is treated as an exchange of the original award for a new award and the resulting expense is recorded as stock-based compensation expense. As a result of the modification to the exercise price of the stock options, the replacement options are accounted for as variable from the date of modification and are required to be revalued at the end of each accounting period based upon the then current market price of the underlying common stock. Such re-valuation until the option is either exercised, forfeited, canceled or expired. The Company recorded $5.6 million of additional deferred stock-based compensation expense during the year ended December 31, 2005 in connection with the exchange program. Net stock compensation expense related to the repricing was $3.4 million, $0 and $0 for the years ended December 31, 2005, 2004 and 2003, respectively.

NOTE 7—EMPLOYEE BENEFIT PLAN:

        The Company has a retirement savings plan (the "Savings Plan") which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. All employees are eligible to participate in the Savings Plan and allowed to contribute up to 60.0% of their total compensation, not to exceed the maximum amount allowed by the applicable statutory prescribed limit. The Company is not required to contribute, nor has it contributed, to the Savings Plan for any of the periods presented.

NOTE 8—INCOME TAXES:

        The provision for income taxes consists solely of federal and state alternate minimum taxes as follows (in thousands):

Year ended December 31, 2005
Current:
Federal	$237
State and local	58

$295

        The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory rate of 34% for 2005 to income before income taxes (in thousands):

	Years ended December 31,
	2005	2004	2003
Provision at statutory rate	$1,032	$(2,878)	$(10,156)
Permanent differences:
Change in valuation allowance	(2,480)	(2,764)	11,375
Stock-based compensation	2,234	1,618	—
Tax credits	(516)	(1,424)	(1,154)
Others	25	(80)	(65)

	$295	$0	$0

        The temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2005	2004
Deferred tax assets:
Net operating loss carryforwards	$22,682	$26,997
Depreciation and amortization	1,764	2,359
Research and development credits	5,619	5,640
Accruals and other	4,014	1,563

	34,079	36,559
Valuation allowance	(34,079)	(36,559)

	$—	$—

        At December 31, 2005, the Company had approximately $61.7 million and $29.0 million of federal and state net operating loss carry forwards, respectively, available to reduce future taxable income which will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in the case of an "ownership change" of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carry forwards. The Company experienced two such ownership changes in May 1999 and in July 2001. The first ownership change limited approximately $93,000 of federal net operating losses and credits to an annual utilization of approximately $32,000 for each of the 3 years following May 1999. The second ownership change limited approximately $21 million of federal net operating losses and credits to an annual utilization of approximately $853,000 for each of the 19 years following July 2001.

        Similarly, the first ownership change limited approximately $116,000 of California net operating losses and credits to an annual utilization of approximately $32,000 for each of the 4 years following May 1999. The second ownership change limited approximately $23.4 million of California net operating losses and credits to an annual utilization of approximately $853,000 for each of the 18 years following July 2001. Due to the ownership change, approximately $6.7 million of California net operating losses and credits will expire unutilized.

        At December 31, 2005, the Company has research and development tax credits of approximately $3.6 million and $2.0 million for federal and state income tax purposes, respectively. If not utilized, the federal carryforward will expire in various amounts beginning 2019. The California credit can be carried forward indefinitely.

        Federal income taxes have not been provided for on unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of December 31, 2005 is approximately $377,000.

        Currently, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. This is due to the history of net operating losses that the Company has incurred. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

NOTE 9—BORROWINGS:

        On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provides the Company the ability to finance up to $5,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. The working capital line of credit matures on October 21, 2006 and Silicon Valley Bank's commitment to extend working capital loans terminates. Borrowings under the agreement are capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. The agreement contains financial covenants related to liquidity and profitability as well as other nonfinancial covenants. The Company was not in compliance with the minimum profitability financial covenant during the quarter ended March 31, 2005. Silicon Valley Bank agreed to forebear its rights to call the equipment financing facility as a result of the non-compliance. This forbearance pertains to the covenant violation during the quarter ended March 31, 2005 in perpetuity; however, it does not extend to any future non-compliance with covenants. Based on expected future operating results, the Company believes it will continue to be in full compliance with the amended covenants for at least 12 months from the balance sheet date.

Accordingly, the Company has classified the amounts due under the facility beyond 12 months from the balance sheet date as non-current.

        As of December 31, 2005, no balance was outstanding under the working capital facility and $1.4 million was outstanding under the equipment financing facility. Interest on borrowings under the working capital line is payable monthly and is calculated at a floating rate of interest equal Silicon Valley Bank's prime rate plus 0.50%, while interest on the equipment financing facility is payable monthly at a fixed rate of interest equal to Silicon Valley Bank's prime rate plus 1.0%, Interest rates on the amounts drawn under the equipment financing facility range from 5.95% to 6.31%.

        Capital lease obligations were as follows (in thousands):

	December 31,
	2005	2004
Capital lease for software and maintenance	$538	$1,193
Less current portion	(315)	(838)

Capital lease obligations, net of current portion	$223	$355

        During 2005 and 2004, the Company acquired equipment, software tools and related maintenance contracts from various vendors, which are paid by installment payments on a monthly or quarterly basis through September 2007, bearing interest at rates ranging from 2.2% to 5.8% per year.

NOTE 10—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

        The Company operates in one segment, comprising the design, development and marketing of semiconductors.

        The following table summarizes net revenue by geographic region, based on the country in which the customer is located:

	Year Ended December 31,
	2005	2004	2003
Japan	72.0%	69.5%	61.5%
Korea	23.9%	27.1%	35.8%
Other	4.1%	3.4%	2.7%

Total revenue	100.0%	100.0%	100.0%

        The distribution of long lived assets, net as of December 31, 2005 and 2004 was as follows (in thousands):

	December 31,
	2005	2004
United States	4,082	3,717
Taiwan	3,329	1,459
Other	973	637

	8,384	5,813

NOTE 11—WARRANTS

        Upon the closing of the initial public offering, all warrants to purchase shares of redeemable convertible preferred stock outstanding became exercisable for common stock.

Series B Warrants

        In conjunction with a capital lease, the Company issued a warrant to purchase 1,267 shares of Series B convertible preferred stock at $23.6712 per share in April 2000. The warrant is outstanding at December 31, 2005 and will expire in April 2007. Using the Black-Scholes option pricing model, the Company determined that the fair value of the warrant was $21,000 at the date of issuance, which was amortized to interest expense over the life of the lease.

        In conjunction with the Loan and Security Agreement entered into in May 2000, the Company issued a warrant to purchase 1,791 shares of Series B convertible preferred stock at $23.6712 per share. The warrant is outstanding at December 31, 2005 and will expire in May 2007. Using the Black-Scholes option pricing model with a term of seven years, volatility of 90.0%, no dividend yield and risk-free interest rate of 6.8%, the Company determined that the fair value of the warrant was $31,000 at the date of issuance, which was amortized to interest expense over the loan commitment term.

        In conjunction with the Loan and Security Agreement in January 2001, the Company issued warrants to purchase 3,332 shares of Series B convertible preferred stock at exercise prices from $34.008 to $47.40 per share. The warrants are outstanding at December 31, 2005 and will expire in January 2007. Using the Black-Scholes option pricing model with a term of six years, volatility of 90.0%, no dividend yield and risk-free interest rate of 5.0% per year, the Company determined that the fair value of the warrants were $55,000 at the date of issuance, which was amortized to interest expense over the life of the loan commitment term.

Series E Warrants

        In connection with advisory services, the Company issued warrants to 38,844 shares of Series E convertible preferred stock at $7.7232 per share in June 30, 2004. The warrant was exercised on a cashless basis at the time of the initial public offering. Using the Black-Scholes option pricing model, with a term of five years, volatility of 90.0%, no dividend yield and risk-free interest rate of 4.1% per year, the Company determined that the initial fair value of the warrant was $210,000. The unvested warrants were revalued at each period end until vesting occurred. The resulting charges were recorded as stock-based compensation expense over the vesting period.

NOTE 12—CONTINGENCIES AND COMMITMENTS:

        The Company leases office space and equipment under non-cancelable operating and capital leases with various expiration dates through 2005. Rent expense for the years ended December 31, 2005 and 2004 was $1,025,000 and $605,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid. In February 2006, the Company entered into a lease agreement for office facilities, which expires in 2011.

        Future minimum lease payments under non-cancelable operating (including the February 2006 lease commitment) and capital leases are as follows (in thousands):

Year Ended December 31,	Capital Leases	Operating Leases
2006	$330	$579
2007	156	678
2008	71	745
2009	—	782
2010	—	664
2011	—	168

Total minimum lease payments	557	$3,616

Less: Amount representing interest	(19)

Present value of minimum lease payments	538
Less: Current portion	(315)

Obligations under capital lease, net of current portion	$223

Indemnities, Commitments and Guarantees

        During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company's customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties' technology based upon the Company's products, indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, and indemnities to directors and officers of the Company to the maximum extent permitted under the laws of the State of California. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable.

NOTE 13—SUBSEQUENT EVENT

  Business Acquisition

        On February 17, 2006, the Company acquired the Broadband Products Product Line (which includes network processing and ADSL assets) of Analog Devices, Inc. for $32.4 million in cash including estimated transaction related costs of $1.8 million.

Supplementary Financial Data
Interim Financial Information (Unaudited)

	Three months ended
	Mar. 31, 2004	Jun. 30, 2004	Sep. 30 2004	Dec. 31, 2004	Mar. 31, 2005	Jun. 30, 2005	Sept.30 2005	Dec. 31 2005
	(in thousands, except per share data)
Net revenue	$14,272	$15,919	$18,037	$18,448	$12,286	$19,243	$25,010	$28,532
Costs and expenses:
Cost of revenue	11,741	9,291	9,542	9,641	6,255	8,841	10,950	13,235
Research and development	4,444	5,536	5,998	5,754	6,570	6,853	7,108	7,909
Selling, general and administrative	3,003	3,350	3,389	3,557	3,431	4,075	3,958	4,067

Total costs and expenses	19,188	18,177	18,929	18,952	16,256	19,769	22,016	25,211

Income (loss) from operations	(4,916)	(2,258)	(892)	(504)	(3,970)	(526)	2,994	3,321
Interest income (expense), net	(6)	26	48	38	95	90	77	956

Income (loss) before income taxes	(4,922)	(2,232)	(844)	(466)	(3,875)	(436)	3,071	4,277
Provision for income taxes	—	—	—	—	—	—	—	(295)

Net income (loss)	$(4,922)	$(2,232)	$(844)	$(466)	$(3,875)	$(436)	$3,071	$3,982

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

(a)   Evaluation of Disclosure Controls and Procedures

        We maintain "disclosure controls and procedures," as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

        Subject to the limitations noted above, our management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the fiscal year covered by this Annual Report on Form 10-K. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective to meet the objective for which they were designed and operate at the reasonable assurance level.

        We are not currently required to comply with Section 404 (Management Assessment of Internal Controls) of the Sarbanes-Oxley Act, because we are not yet an accelerated filer.

(b)   Changes in Internal Controls

        There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Information regarding our executive officers is set forth in Item 1 of Part I of this Annual Report on Form 10-K under the caption "Directors and Executive Officers of the Registrant."

Audit Committee

        Our audit committee is responsible for the oversight of our accounting, reporting and financial control practices. Among other functions, the audit committee is responsible for:

  •
  overseeing and monitoring our accounting, financial reporting processes, audits and the integrity of our financial statements;

  •
  appointing and overseeing the work of our independent accountants and reviewing the adequacy of our system of overseeing the independent accountant's qualifications, independence and performance;

  •
  assisting the board of directors in the oversight and monitoring of our compliance with legal and regulatory requirements;

  •
  reviewing our internal accounting and financial controls; and

  •
  reviewing our audited financial statements and reports and discussing the statement and reports with management, including any significant adjustments, management judgments and estimates, new accounting polices and disagreement with management.

        The members of our audit committee are Messrs. Goguen, Gulett and Hansen. Mr. Hansen chairs the audit committee. Our board of directors has determined that each of the members of our audit committee is "independent," as defined under and required by the federal securities laws and the rules of the Nasdaq National Market, including Rule 10A-3(b)(i) under the Securities and Exchange Act of 1934, as amended. Our board of directors has determined that Mr. Hansen qualifies as an "audit committee financial expert" under the federal securities laws and has the "financial sophistication" required under the rules of the Nasdaq National Market. The charter of our audit committee may be found on our website at www.Ikanos.com.

Code of Business Conduct and Ethics

        We have adopted a Code of Business Conduct and Ethics applicable to all our employees. Our Code of Business Conduct and Ethics is available, without charge to you, upon written request made to us at Ikanos Communication, 47669 Fremont Boulevard, Fremont, CA 94538. Any waiver or amendment to our Code of Business Conduct and Ethics will be disclosed on our website at www.Ikanos.com or in a report on Form 8-K filed with the SEC. The information contained on or connected to our Internet website is not incorporated by reference into this Form 10-K and should not be considered part of this or any other report that we file with or furnish to the SEC.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16 (a) of the Securities Exchange Act of 1934 requires our officers and directors, and persons who own more than 10% of our Common Stock, to file initial reports of ownership of our securities on Form 3 and changes in ownership on Form 4 or 5 with the SEC. Such officers, directors and 10% shareholders are also required by SEC rules to furnish us with copies of all Section 16 (a) forms that they file. Based solely on its review of the copies of such forms received by it, or written representations from certain reporting persons, we believe that, during the last fiscal year, all Section 16(a) filing requirements applicable to its officers, directors and 10% shareholders were met.

ITEM 11. EXECUTIVE COMPENSATION

Executive Compensation

        The following table sets forth information concerning the compensation earned by our Chief Executive Officer, each of our other most highly compensated executive officers who were serving in such roles at the end of the last completed fiscal year, and whose total annual salary and bonus exceeded $100,000 and an additional individual who served as an executive officer during the last completed fiscal year, collectively referred to as the named executive officers, during the fiscal year ended December 31, 2005:

Summary Compensation Table

Long-term Compensation
Annual Compensation
Name and Principal Position				Securities Underlying Options (#)	All Other Compensation
	Year	Salary	Bonus (1)
Rajesh Vashist President and Chief Executive Officer	2005 2004	$204,788 199,613	$150,000 100,000	125,000 175,484	—
Derek Obata (2) Vice President of Worldwide Sales	2005 2004	170,578 152,885	134,761 163,541	99,999 33,334	—
Yehoshua Rom Vice President of Operations	2005 2004	166,718 165,000	26,800 34,750	54,166 33,332	—
Daniel K. Atler Chief Financial Officer	2005 2004	179,242 178,365	46,000 36,251	58,333 16,667	—
Rouben Toumani Vice President of Systems Engineering	2005 2004	180,937 176,601	28,100 55,450	116,666 50,000	—
Anoop Khurana (3) Vice President of Engineering	2005 2004	178,818 173,269	18,800 36,250	75,000 58,333	—

(1)
We generally pay bonuses in the year following the year in which they were earned. Bonus amounts in the table are reported for the year in which they were earned even if they were paid in the following year.

(2)
Derek Obata was promoted to Vice President of Worldwide Sales in 2005.

(3)
Anoop Khurana resigned in January 2006.

Stock Option Grants in the Last Fiscal Year

        The following table sets forth certain information concerning grants of stock options to each of our named executive officers during the fiscal year ended December 31, 2005. The percentage of total options set forth below is based on an aggregate of options granted to employees during the fiscal year ended December 31, 2005. All options were granted at the fair market value of our common stock, as determined by our board of directors, on the date of grant.

						Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term(2)
	Securities Underlying Options Granted (#)	% of Total Options Granted to Employees in Fiscal Year
Name			Exercise Price Per share		Expiration Date
						5%	10%
Rajesh Vashist	125,000	6.20%	$10.20		07/19/15	$1,109,458	$2,434,555
Derek Obata	28,317 16,667 38,349 16,666	1.41 0.83 1.90 0.83	3.84 3.84 3.84 10.20	(1)	06/14/15 06/01/11 06/14/15 07/19/15	431,428 197,564 584,272 147,922	731,610 273,829 990,802 324,594
Yehoshua Rom	25,000 29,166	1.24 1.45	3.84 10.20	(1)	06/01/11 07/19/15	442,182 258,868	662,464 568,050
Daniel K. Atler	16,667 41,666	0.83 2.07	3.84 10.20	(1)	06/01/11 07/19/15	197,564 369,813	273,829 811,505
Rouben Toumani	50,000 25,000 41,666	2.48 1.24 2.07	3.84 10.20 10.20	(1)	06/01/11 07/19/15 08/26/15	592,680 221,892 369,813	821,470 486,911 811,505
Anoop Khurana (3)	33,334 41,666	1.65 2.07	3.84 10.20	(1)	06/01/11 07/19/15	548,396 502,305	754,944 1,017,637

(1)
Each of these grants was issued on March 1, 2005 pursuant to our stock option exchange program, in replacement of options granted in 2004 that had exercise prices of $8.04 per share.

(2)
Potential realizable value is based on the closing price of our common stock on December 30, 2005 (the last trading day prior to December 31, 2005) of $14.74 per share as reported on the Nasdaq National Market. Potential realizable values are net of exercise price, but before taxes associated with exercise. Amounts representing hypothetical gains are those that could be achieved if options are exercised at the end of the option term. The assumed 5% and 10% rates of stock price appreciation are provided in accordance with rules of the SEC, based on the closing price of our common stock on December 30, 2005 (the last trading day prior to December 31, 2005) of $14.74 per share as reported on the Nasdaq National Market and do not represent our estimate or projection of the future stock price.

(3)
The calculations of potential realizable value for Mr. Khurana are based on the original expiration dates of the options listed but, pursuant to the terms of the options, each of these options shall expire 90 days after Mr. Khurana's resignation on January 2, 2006.

Aggregated Option Exercises in Last Fiscal Year
and Fiscal Year End Option Values

        This table sets forth the number and value of our common stock underlying options held by each of the named executive officers as of December 31, 2005.

			Number of Securities Underlying Unexercised Options at December 31, 2005
					Value of Unexercised In-the-Money Options at December 31, 2005 (2)
	Number of Shares Acquired on Exercise
Name		Value Realized ($)
			Exercisable	Unexercisable	Exercisable	Unexercisable
Rajesh Vashist	—	—	750,482	—	$9,421,874	$—
Derek Obata	—	—	201,858	—	2,436,503	—
Yehoshua Rom	—	—	133,219	—	1,532,209	—
Daniel K. Atler	—	—	116,499	—	1,200,295	—
Rouben Toumani	20,833	169,997	152,915	—	1,362,853	—
Anoop Khurana	—	—	147,032	—	1,572,922	—

(1)
The value realized is calculated based on the fair value of the Company's common stock as determined by the Company's board of directors on the date of exercise minus the exercise price of the option, and does not necessarily indicate that the optionee sold such stock.

(2)
Amounts are based on the closing price on December 30, 2005 (the last trading day prior to December 31, 2005) of $14.74 per share as reported on the Nasdaq National Market, without taking into account any taxes that may be payable in connection with the transaction, multiplied by the number of shares underlying the option, less the exercise price payable for these shares.

Offer Letters and Change of Control Arrangements

        On August 31, 2005, we entered into an employment agreement with Rajesh Vashist, our Chief Executive Officer. This agreement provides that Mr. Vashist will receive an annual base salary of $215,000. For fiscal year 2006, Mr. Vashist is also eligible to receive a bonus equal to 50% of his base salary, based on the achievement of performance goals established by the Compensation Committee of our Board of Directors. Any such bonus will be prorated for that portion of the year during which Mr. Vashist did not serve as our Chief Executive Officer. Mr. Vashist is also eligible to receive stock options or other forms of equity compensation. He is also entitled to participate in our standard employee benefit plans and to receive three weeks of vacation per year.

        Pursuant to his employment agreement, if Mr. Vashist's services are terminated without cause (as defined in the employment agreement), or he resigns for good reason (as defined in the employment agreement), he will continue to receive his base salary for six months following his termination, will receive a prorated target bonus payable over the six month period following his termination, will receive benefits under our benefit plans for one year and will receive acceleration of 50% of the unvested portion of any equity awards, including any stock options. He will also be entitled to exercise any vested stock options or similar equity awards for one year following such termination. If Mr. Vashist's services are terminated without cause, or he resigns for good reason, immediately prior to, in connection with, or within 12 months after we undergo a change of control, in lieu of receiving the severance benefits described above, he will be entitled to a lump sum payment in an amount equal to 100% of his then current annual salary and target bonus for the year of termination, and he will receive benefits under our benefit plans for one year. He would also be entitled to full acceleration of all of his outstanding equity awards, including his stock option grants, and would have one year following such termination to exercise any outstanding stock options or similar equity awards. Mr. Vashist would be required to execute and not revoke a separation agreement and release of claims and to refrain from specified competitive activities and refrain from soliciting our employees for alternative employment in order to continue receiving his severance benefits.

        On August 29, 2003, we entered into an offer letter with Daniel K. Atler, our Chief Financial Officer. The offer letter provides that Mr. Atler will receive an annual base salary and a quarterly performance bonus of up to 15% of his base annual salary if he meets the performance criteria set forth by our board of directors. Mr. Atler was also granted an option to purchase shares of common stock pursuant to his offer letter. If Mr. Atler is terminated without cause or is constructively terminated three months before or 12 months after a change in control, he will receive accelerated vesting on all of his options as well as 15 months of compensation and benefits. Pursuant to the terms of Mr. Atler's option agreement, following a change of control he will receive accelerated vesting on all of his options.

        On October 8, 2003, we entered into an offer letter with Derek Obata, who was promoted to the position of Vice President of Worldwide Sales in 2005. The offer letter provides that Mr. Obata will receive an annual base salary and a quarterly sales commission payment if he meets the performance criteria set forth in our sales commission plan. Mr. Obata was granted an option to purchase shares of common stock by our board of directors. The offer letter provides that upon our change of control, Mr. Obata shall be entitled to acceleration of vesting with respect to 25% of all of his unvested options outstanding at the time if his responsibilities are significantly changed or diminished, unless otherwise specified.

        We entered into an offer letter with Mr. Toumani, our Vice President of Systems Engineering on March 10, 2000. This offer letter provided that Mr. Toumani will receive an annual base salary. Mr. Toumani is also entitled to an annual bonus to be awarded at the discretion of the board of directors. On August 22, 2005, we entered into a Change of Control Agreement with Mr. Toumani. This agreement provides that if (1) Mr. Toumani resigns for good reason or is terminated without cause within 12 months following a change of control and (2) Mr. Toumani executes a release of claims with us, he shall receive accelerated vesting with respect to 25% of his unvested options outstanding at the time.

        On July 24, 2001, we entered into an offer letter with Yehoshua Rom, our Vice President of Operations. The offer letter provides that Mr. Rom will receive an annual base salary. Mr. Rom was granted an option to purchase shares of common stock by our board of directors. The offer letter provides that, if Mr. Rom's responsibilities are significantly changed or diminished (1) within one year of a change of control, Mr. Rom will be entitled to acceleration of vesting with respect to 50% of the option grant or (2) more than one year after a change of control, he will be entitled to acceleration of vesting with respect to 25% of the option grant.

        On February 17, 2005, we entered into an offer letter with Chris H. Smith, our Vice President of Human Resources. The offer letter provides that Mr. Smith will receive an annual base salary and an annual bonus of up to 15% of his base annual salary based on attainment of individual and company goals. Mr. Smith was also granted an option to purchase shares of common stock by our board of directors. On August 22, 2005, we entered into a Change of Control Agreement with Mr. Smith. This agreement provides that if (1) Mr. Smith resigns for good reason or is terminated without cause within 12 months following a change of control and (2) Mr. Smith executes a release of claims with us, he shall receive accelerated vesting with respect to 25% of his unvested options outstanding at the time.

        On January 29, 2005, we entered into an offer letter with Dean Grumlose, our Vice President of Marketing. The offer letter provides that Mr. Grumlose will receive an annual base salary and an annual bonus of up to 15% of his base annual salary based on attainment of individual and company goals. Mr. Grumlose was also granted an option to purchase shares of common stock by our board of directors. On August 22, 2005, we entered into a Change of Control Agreement with Mr. Grumlose. This agreement provides that if (1) Mr. Grumlose resigns for good reason or is terminated without cause within 12 months following a change of control and (2) Mr. Grumlose executes a release of claims with us, he shall receive accelerated vesting with respect to 25% of his unvested options outstanding at the time.

        On November 19, 1999, we entered into an offer letter with Anoop Khurana, our Vice President of Engineering. The offer letter provides that Mr. Khurana will receive an annual base salary and a signing bonus. Mr. Khurana was also granted an option to purchase shares of common stock by our board of directors. On August 23, 2005, we entered into a Change of Control Agreement with Mr. Khurana. This agreement provides that if (1) Mr. Khurana resigns for good reason or is terminated without cause within 12 months following a change of control and (2) Mr. Khurana executes a release of claims with us, he shall receive accelerated vesting with respect to 25% of his unvested options outstanding at the time.

Compensation Committee Interlocks and Insider Participation

        In 2005, the compensation committee approved matters concerning executive officer compensation, and Mr. Vashist participated in these deliberations other than those related to his own compensation. In addition, Messrs. Faizullabhoy and Goguen were involved in certain transactions described under the heading "Certain Relationships and Related Party Transactions." None of our executive officers serve as a member of the board of directors or compensation committee of any entity that has one or more executive officers who serve on our board of directors or compensation committee.

Director Compensation

        Prior to our initial public offering in September 2005, our directors did not receive any cash fees for their services on the board of directors, but were entitled to reimbursement of all reasonable out-of-pocket expenses incurred in connection with their attendance at board of directors and board committee meetings and our non-employee directors were eligible under our 1999 Stock Option Plan to receive stock options.

        Following our initial public offering in September 2005, our non-employee directors are entitled to receive $1,000 per meeting and are entitled to reimbursement of business, travel and other related expenses incurred in connection with their attendance at meetings of the board of directors and committee meetings. The chairman of our board of directors, our audit committee, our compensation committee and our nominating and corporate governance committee are each entitled to receive $1,500 per committee meeting attended. In addition, our 2004 Equity Incentive Plan provides for the automatic grant of options to our non-employee directors. Each new non-employee director appointed to the board of directors will receive an initial option to purchase 30,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. The initial option grant vests as to 25% of the shares on the first anniversary of the date of grant and as to 1/48th of the shares each month thereafter, subject to the director continuing to serve as a director on each vesting date. In addition, non-employee directors who have been directors for at least six months receive a subsequent option to purchase 12,000 shares immediately following each annual meeting of our stockholders. The subsequent option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director continuing to serve as a director on each vesting date.

        In January 2005, as consideration for his service as a member of the board of directors, Mr. Hansen received an option exercisable for 33,333 shares of our common stock at an exercise price per share of $3.84 that vests with respect to 1/48th of the shares upon the completion of each of the 48 months of continuous service after the vesting commencement date, with vesting commencing in January 2005.

        We have a consulting agreement with Texan Ventures, LLC entered into on November 7, 2001. G. Venkatesh, who is also a member of our board of directors, is the Managing Member of Texan Ventures, LLC. Under the consulting agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses, and was granted an option to purchase 13,333 shares that vested monthly over a period of 12 months commencing on November 7, 2001. We paid Texan Ventures, LLC, $57,000 in 2003, $36,000 in 2004 and $39,000 in 2005 for consulting services.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

        The following table sets forth certain information with respect to the beneficial ownership of our common stock, as of December 31, 2005, and as adjusted to reflect the sale of common stock offered by us in the offering, for

  •
  each person who we know beneficially owns more than 5% of our common stock;

  •
  each of our directors;

  •
  each named executive officer;

  •
  all of our directors and officers as a group; and

  •
  other selling stockholders.

        Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. Except as indicated by footnote, and subject to applicable community property laws, each person identified in the table possesses sole voting and investment power with respect to all common stock shown to be held by them. The number of shares of common stock outstanding used in calculating the percentage for each listed person or entity includes common stock underlying options or a warrant held by the person or entity that are exercisable within 60 days of December 31, 2005, but excludes common stock underlying options or warrants held by any other person or entity. Percentage of beneficial ownership is based on 23,799,844 shares of common stock outstanding as of December 31, 2005. Unless otherwise indicated, the principal address of each of the stockholders below is c/o Ikanos Communications, Inc., 47669 Fremont Boulevard, Fremont, CA 94538.

	Shares beneficially owned
Name of Beneficial Owner
	Number	Percent
5% Shareholders:
Entities affiliated with Sequoia Capital (1)	3,050,024	12.8%
Entities affiliated with Walden International (2)	2,540,953	10.7
Entities affiliated with Greylock Partners (3)	2,000,426	8.4
Entities affiliated with Telesoft Partners (4)	2,017,058	8.5
Ridgewood Ikanos, LLC (5)	1,563,118	6.6
Executive Officers and Directors:
Rajesh Vashist (6)	1,037,746	4.4
Derek Obata (7)	198,524	*
Yehoshua Rom (8)	165,439	*
Daniel K. Atler (9)	262,332	1.1
Rouben Toumani (10)	269,581	1.1
Anoop Khurana (11)	275,118	*
Danial Faizullabhoy (2)	2,540,953	10.7
Michael L. Goguen (Sequoia) (1)	3,050,024	12.8
Michael Gulett (12)	170,000	*
Paul Hansen (13)	99,999	*
G. Venkatesh (14)	239,182	1.0
All executive officers and directors as a group (13 persons)	8,558,898	32.9

*
Represents beneficial ownership of less than 1% of our common stock

(1)
Principal address is 3000 Sand Hill Road, Bldg. 4, Suite 280, Menlo Park, CA 94025. Number of shares includes (a) 26,782 shares held by Sequoia International Technology Partners VIII, (b) 139,740 shares held by Sequoia International Technology Partners VIII (Q), (c) 2,159,432 held by Sequoia Capital VIII, (d) 86,888 shares held by Sequoia Capital Franchise Partners, (e) 637,182 shares held by Sequoia Capital Franchise Fund. Michael L. Goguen, who is a member of our board of directors, is a Managing Member of SCFF Management, LLC, the general partner of Sequoia Capital Franchise Fund and Sequoia Capital Franchise Partners. Mr. Goguen is a Managing Member of SC VIII Management, LLC, the general partner of Sequoia Capital VIII, Sequoia International Technology Partners VIII and Sequoia International Technology Partners VIII(Q). Mr. Goguen disclaims beneficial ownership of the listed shares except to the extent of his pecuniary interest therein. Mr. Goguen has the authority to vote shares held by the Sequoia entities.

(2)
Principal address is One California Street, 28th Floor, San Francisco, CA 94111. Number of shares includes (a) 279,224 shares held by Pacven Walden Ventures IV, L.P., (b) 2,819 shares held by Pacven Walden Ventures IV Associates Fund, L.P., (c) 2,145,049 shares held by WIIG Communications Partners L.P. and (d) 113,861 shares held by WIIG Communications Partners Associates Fund, L.P. Danial Faizullabhoy, who is a member of our board of directors, was previously a Managing Director of Walden International. Mr. Faizullabhoy disclaims beneficial ownership of these shares except to the extent of his pecuniary interest therein.

(3)
Principal address is 880 Winter Street, Waltham, MA 02451. Number of shares includes (a) 1,671,896 shares held by Greylock X Limited Partnership, (b) 128,512 shares held by Greylock X-A Limited Partnership, (c) 398 shares held by David B. Aronoff, (d) 9,000 shares held by Aneel Bhusri, (e) 13,000 shares held by Charles Chi and Renee van Dieen Community Property, (f) 35,006 shares held by Howard E. Cox, Jr., (g) 9,000 shares held by Charles M. Hazard, Jr., (h) 17,802 shares held by William W. Helman, (i) 17,802 shares held by William S. Kaiser, (j) 20,253 shares held by Mapache Investments L.P., (k) 8,427 shares held by McCance Family Limited Partnership, (l) 26,578 shares held by Henry F. McCance, (m) 6,749 shares held by David N. Strohm, (n) 9,000 shares held by David Sze and (o) 27,003 shares held by The Roger L. Evans Revocable Trust dated 12/16/99. Each person identified above disclaims beneficial ownership of aforementioned shares and shares held by Greylock X Limited Partnership and Greylock X-A Limited Partnership, except to the extent of his or her pecuniary interest therein.

(4)
Principal address is 1450 Fashion Island Blvd., Suite 610, San Mateo, CA 94404. Number of shares includes (a) 476,903 shares held by Telesoft Partners IA, L.P., (b) 43,047 shares held by Telesoft Partners II, L.P., (c) 632,434 shares held by Telesoft Partners II QP. L.P., (d) 2,623 shares held by Telesoft NP Employee Fund, L.L.C., (e) 855,854 shares held by Telesoft Partners II SBIC, L.P. and (f) 6,197 shares held by Telesoft Strategic Side Fund I, LLC. Arjun Gupta is the President of TeleSoft IA-GP, Inc., which is the General Partner of TeleSoft Partners IA, L.P. Arjun Gupta is the President of TeleSoft II SBIC-GP, Inc., which is the General Partner of TeleSoft Partners II SBIC, L.P. Arjun Gupta is the Executive Manager of TeleSoft Management II, L.L.C. which is the General Partner of TeleSoft Partners II, L.P. and TeleSoft Partners II QP, L.P. Allan Howard and Tom Dennedy are the Managers of TeleSoft NP Employee Fund, L.L.C. Arjun Gupta is the Executive Manager of the Manager of TeleSoft Strategic Side Fund I, L.L.C. Messrs. Gupta, Howard and Dennedy disclaim beneficial ownership of these shares except to the extent of their pecuniary interest in these entities. Mr. Gupta has voting and investment power with regard to the shares held by TeleSoft Partners IA, L.P., TeleSoft Partners II, L.P., TeleSoft Partners II QP, L.P., TeleSoft Partners II SBIC, L.P. and TeleSoft Strategic Side Fund I, L.L.C. Messrs. Howard and Dennedy share voting and investment power with regard to the shares held by TeleSoft NP Employee Fund, L.L.C.

(5)
Principal address is 947 Linwood Avenue, Ridgewood, NJ 07450. Ridgewood Ikanos, LLC is managed by Ridgewood Venture Management Corporation. The officers of Ridgewood Venture Management Corporation, Robert Swanson, Chairman, Robert Gold, President and Warren Majek, Vice President, are authorized to sign documents and make decisions for the management of Ridgewood Ikanos, LLC. Each of these managers disclaims beneficial ownership of these shares except to the extent of their pecuniary interest in the funds that are the owners of Ridgewood Ikanos, LLC.

(6)
Represents (a) 282,682 shares of common stock held by Mr. Vashist, (b) 4,166 shares held by Rajesh Vashist and Rohini Vashist, Trustees of Vashist Family Trust u/i dtd February 10, 2000, (c) 416 shares held by Rohini Vashist, Custodian for Mallika Vashist, a minor under CUTMA until age 21 and (d) options granted to Mr. Vashist to purchase 750,482 shares of common stock that are immediately exercisable, of which 189,305 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Vashist's employment.

(7)
Represents (a) 3,333 shares of common stock held by Mr. Obata, none of which are subject to our right of repurchase as of 60 days of December 31, 2005 and (b) options granted to Mr. Obata to purchase 198,524 shares of common stock that are immediately exercisable, of which 115,704 shares underlying options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Obata's employment.

(8)
Represents (a) 32,220 shares of common stock held by Mr. Rom none of which are subject to our right of repurchase as of 60 days of December 31, 2005 and (b) options granted to Mr. Rom to purchase 133,219 shares of common stock that are immediately exercisable, of which 72,114 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Rom's employment.

(9)
Represents (a) 145,833 shares of common stock held by Mr. Atler, 26,833 shares of which are subject to our right of repurchase as of 60 days of December 31, 2005 and (b) options granted to Mr. Atler to purchase 116,499 shares of common stock that are immediately exercisable, of which 81,854 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Atler's employment.

(10)
Represents (a) 37,082 shares of common stock held by Mr. Toumani, (b) 115,833 shares of common stock held by Toumani Family 2000 Trust and (c) options granted to Mr. Toumani to purchase 116,666 shares of common stock that are immediately exercisable, of which 57,291 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Toumani's employment.

(11)
Represents (a) 128,089 shares of common stock held by Mr. Khurana, none of which are subject to our right of repurchase as of 60 days of December 31, 2005 and (b) options granted to Mr. Khurana to purchase 147,029 shares of common stock that are immediately exercisable, of which 71,687 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Khurana's employment.

(12)
Represents options granted to Mr. Gulett to purchase 170,000 shares of common stock that are immediately exercisable, of which 63,750 shares underlying the options would remain subject to our repurchase right upon termination of Mr. Gulett's status as a member of the Board of Directors of Ikanos as of 60 days of December 31, 2005.

(13)
Represents options granted to Mr. Hansen to purchase 99,999 shares of our common stock that are immediately exercisable, of which 64,582 shares underlying the options would remain subject to our repurchase right upon termination of Mr. Hansen's status as a member of the Board of Directors of Ikanos as of 60 days of December 31, 2005.

(14)
Represents (a) 55,849 shares of common stock held by Venkatesh Family Living Trust, (b) 13,333 shares of common stock held by Texan Ventures LLC, of which Mr. Venkatesh is a Managing Member, and (c) options granted to Mr. Venkatesh to purchase 170,000 shares of common stock that are immediately exercisable, of which 38,958 shares underlying the options would remain subject to our repurchase right as of 60 days of December 31, 2005 upon termination of Mr. Venkatesh's status as a member of the Board of Directors of Ikanos.

        Our right to repurchase shares identified in footnotes (6) through (10) above is subject to the provisions of applicable offer letters described in the section entitled "Offer Letters and Change of Control Agreements."

        The information required by this item is incorporated by reference to the section captioned "Equity Compensation Plan Information" contained in our 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        Since January 1, 2001, we have not been a party to, and we have no plans to be a party to, any transaction or series of similar transactions in which the amount involved exceeded or will exceed $60,000 and in which any current director, executive officer, holder of more than 5% of our capital stock, or entities affiliated with them, had or will have a material interest, other than as described above in Part III, Item 12 and in the transactions described below.

Sale of Preferred Stock

        Since inception, we have issued and sold an aggregate of 15,235,082 shares of preferred stock in the following rounds of financing (excluding shares of preferred stock issued upon exercise of preferred stock warrants):

  •
  in May 1999, we sold 347,206 shares of series A preferred stock at a price of $3.60 per share;

  •
  in February 2000 and March 2000, we sold an aggregate of 678,823 shares of series B preferred stock at a price of $23.6712 per share;

  •
  in July 2001, September 2001, December 2001, February 2002 and July 2002, we sold an aggregate of 3,457,797 shares of series C preferred stock at a price of $10.3368 per share;

  •
  in January 2003 and February 2003, we sold an aggregate of 8,666,641 shares of series D preferred stock at a price of $3.8112 per share; and

  •
  in March 2004, April 2004 and May 2004, we sold an aggregate of 2,084,615 shares of series E preferred stock at a price of $7.7232 per share.

        In connection with our initial public offering, each share of series A, series B, series C, series D and series E preferred stock was converted into one share of common stock.

Transactions with Directors, Executive Officers and 5% Stockholders

        The following table summarizes purchases of our preferred stock since inception by our directors, executive officers and holders of more than 5% of our common stock (excluding shares of preferred stock issued upon exercise of preferred stock warrants):

	Shares of Preferred Stock
	Series A	Series B	Series C	Series D	Series E
Entities affiliated with Sequoia Capital (1)	138,882	308,938	497,794	1,762,826	299,129
Entities affiliated with Greylock Partners	—	228,115	253,509	1,311,915	203,666
Entities affiliated with Walden International (2)	—	—	707,528	1,574,305	259,118
Entities affiliated with TeleSoft Partners	104,166	96,614	231,788	1,311,921	201,205
Ridgewood Ikanos, LLC	—	—	616,562	787,153	159,402
Venkatesh Family Living Trust (3)	—	—	24,185	31,664	—
Anoop Khurana	—	—	—	6,299	—
Rouben Toumani	—	—	—	833	—

(1)
Michael L. Goguen, who is a member of our board of directors, is a Managing Member of SCFF Management, LLC, the general partner of Sequoia Capital Franchise Fund and Sequoia Capital Franchise Partners. Mr. Goguen is a Managing Member of SC VIII Management, LLC, the general partner of Sequoia Capital VIII, Sequoia International Technology Partners VIII and Sequoia International Technology Partners VIII(Q). Mr. Goguen has the authority to vote shares held by the Sequoia entities. Mr. Goguen disclaims beneficial ownership of all shares except to the extent of his individual pecuniary interest therein.

(2)
Danial Faizullabhoy, who is a member of our board of directors, was previously a Managing Director of Walden International.

(3)
G. Venkatesh, who is a member of our board of directors, is affiliated with the Venkatesh Family Living Trust.

        In July 2001, we issued warrants to purchase an aggregate of 96,742 shares of our series C preferred stock to the following directors, executive officers or holders of more than 5% of our common stock (all of which were exercised in July 2004):

Holders	Shares Subject to Warrants
Entities affiliated with Sequoia Capital (1)	45,528
Entities affiliated with Greylock Partners (2)	23,187
TeleSoft Partners	23,187

(1)
Number of shares includes a warrant exercisable for 42,274 shares of our series C preferred stock issued to Sequoia Capital VIII, a warrant exercisable for 523 shares of our series C preferred stock issued to Sequoia International Technology Partners VIII, and a warrant exercisable for 2,731 shares of our series C preferred stock issued to Sequoia International Technology Partners VIII(Q).

(2)
Greylock X GP Limited Partnership was issued a warrant in the name of Greylock Partners exercisable for 23,187 shares of our series C preferred stock. In July 2004, entities affiliated with Greylock Partners exercised their warrant on a cashless basis, resulting in the purchase of 3,206 shares of our series C preferred stock.

        In March 2001 and June 2001, we issued to various investors convertible Series C promissory notes that converted into an aggregate of approximately 256,605 shares of series C preferred stock to funds affiliated with Sequoia Capital, 130,388 shares of series C preferred stock to funds affiliated with

Greylock Partners, 24,248 shares of series C preferred stock to funds affiliated with Walden International, 127,232 shares of series C preferred stock to funds affiliated with TeleSoft Partners and 24,261 shares of series C preferred stock to Ridgewood Ikanos, LLC. In December 2002, we issued to various investors convertible Series D promissory notes that converted into an aggregate of approximately 396,294 shares of series D preferred stock to funds affiliated with Sequoia Capital, 132,098 shares of series D preferred stock to funds affiliated with Greylock Partners and 66,049 shares of series D preferred stock to funds affiliated with Walden International.

        The affiliates purchased the securities described above at the same prices and on the same terms and conditions as the unaffiliated investors in the private financings.

        In February 2000, simultaneously with the closing of the purchase of series B preferred stock, TeleSoft Partners IA, L.P., and TeleSoft Strategic Side Fund I, L.L.C. purchased a total of 27,343 shares of common stock at a purchase price of $3.60 per share.

        In November 2001, we granted an option exercisable for 13,333 shares of our common stock with an exercise price of $1.08 per share as partial compensation pursuant to a consulting agreement to Texan Ventures, LLC. Mr. Venkatesh, who is a member of our board of directors, is a Managing Member of Texan Ventures, LLC. The consulting agreement with Texan Ventures, LLC is described in the section captioned "Management—Director Compensation."

        In August 2003, we granted options to each of Messrs. Gulett and Venkatesh exercisable for 170,000 shares of our common stock with an exercise price of $0.48 per share as consideration for their service as members of our board of directors.

        In August 2004, we granted an option exercisable for 66,666 shares of our common stock with an exercise price of $4.80 per share to Mr. Hansen as consideration for his service as a member of our board of directors. In addition, in January 2005, we granted Mr. Hansen an additional option exercisable for 33,333 shares of our common stock with an exercise price of $3.84 per share.

Consulting Agreement

        We have a consulting agreement with Texan Ventures, LLC. Mr. Venkatesh, who is also a member of our board of directors, is a managing member of Texan Ventures, LLC. The consulting agreement with Texan Ventures, LLC is described in Part III, Item 10.

Investor Rights Agreement and Registration Rights

        We have entered into an agreement with the purchasers of our preferred stock, and certain holders of warrants to purchase our capital stock, including entities with which certain of our directors are affiliated, that provides for certain rights relating to the registration of their shares of common stock issuable upon conversion of their preferred stock or other warrants. See "Description of Capital Stock—Registration Rights."

Stock Option Grants

        For more information regarding the grant of stock options to directors and executive officers, please see Part III, Item 10 and Part III, Item 11.

        During the first quarter of 2005, we completed a stock option exchange program. The voluntary program allowed all of our U.S. employees, including our executive officers and all of our directors, to replace existing stock options with exercise prices greater than $3.84 per share for new options with the same terms, including vesting terms, as the replaced stock options, except that the exercise price for the new options was $3.84 per share and the term of the new options was seven years, instead of ten years for the replaced options. The following executive officers and director participated in the stock option exchange program, and returned stock options for the number of shares of common stock listed below for an equal number of new stock options, as follows:

Name and Position	Number of Shares Underlying Stock Options Exchanged	Exercise Price For Stock Options Returned	Exercise Price For New Stock Options
Daniel K. Atler Chief Financial Officer	16,666	$8.04	$3.84
Derek Obata Vice President of Worldwide Sales	16,666	$8.04	$3.84
Anoop Khurana Vice President of Engineering	33,333	$8.04	$3.84
Yehoshua Rom Vice President of Operations	25,000	$8.04	$3.84
Rouben Toumani Vice President of Systems Engineering	50,000	$8.04	$3.84
Paul Hansen Director	66,666	$4.80	$3.84

Loans to Officer

        From September 2000 to December 2000, we provided two loans to Rouben Toumani, our Vice President of Systems Engineering, for the total principal amount of $88,000, at interest rates ranging from 5.87% to 6.20%. These loans matured on September 13, 2005 and December 10, 2005 and as of December 31, 2005, no balance was outstanding under these loans. These loans were provided in connection with the early exercise of stock options.

Offer Letters

        We have entered into offer letters with our officers. See "Part III, Item 11."

Indemnification and Insurance

        We have entered into an indemnification agreement with each of our directors and executive officers and have purchased directors' and officers' liability insurance. The indemnification agreements and our certificate of incorporation and bylaws require us to indemnify our directors and officers to the fullest extent permitted by Delaware law. For more information, please see Part III, Item 10.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this item is incorporated by reference to the section captioned "Proposal Two—Ratification of Appointment of Independent Registered Public Accounting Firm" contained in our 2006 Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

        1.     Financial Statements: The financial statements are set forth under Item 8 of this Form 10-K.

        2.     Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

        The following documents are filed as part of this Report:

        3.     Exhibits:

Exhibit Number		Description
2.1		Form of Agreement and Plan of Merger between Ikanos Communications and Ikanos Communications, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
2.2		Asset Purchase Agreement, dated January 12, 2006, between the Registrant, Analog Devices, Inc. and Analog Devices Canada Ltd.
2.3		Amended and Restated Asset Purchase Agreement, dated February 17, 2006, between the Registrant, Analog Devices, Inc., Analog Devices Canada Ltd., and Analog Devices B.V.
3.1		Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
3.2		Form of Certificate of Incorporation. Incorporated by reference to Exhibit 3.6 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
4.1		Form of Registrant's Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
4.2		Fourth Amended and Restated Investor Rights Agreement, dated as of March 5, 2004, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 3.6 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.1	*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.2	*	1999 Stock Option Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.3	*	Amended and Restated 2004 Equity Incentive Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.3 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.4	*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.5		Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto.
10.6	*	Offer letter, dated August 6, 1999, between the Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.7	*	Offer letter, dated August 29, 2003, between the Registrant and Daniel K. Atler. Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.8	*	Offer letter, dated November 29, 2001, between the Registrant and Lionel Bonnot. Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.9	*	Offer letter, dated February 17, 2005, between the Registrant and Chris H. Smith. Incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.10	*	Offer letter, dated October 8, 2003, between the Registrant and Derek Obata. Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.11	*	Offer letter, dated November 19, 1999, between the Registrant and Anoop Khurana. Incorporated by reference to Exhibit 10.11 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.12	*	Offer letter, dated March 10, 2000, between the Registrant and Rouben Toumani. Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.13	*	Offer letter, dated July 24, 2001, between the Registrant and Yehoshua Rom. Incorporated by reference to Exhibit 10.13 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.14	*	Offer letter, dated January 29, 2005, between the Registrant and Dean Grumlose. Incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.15†		Product Development Agreement, dated October 30, 2003, between Registrant and Sasken Communication Technologies Ltd. Incorporated by reference to Exhibit 10.15 to Amendment No. 2 of the Registrant's registration statement on Form S-1 dated September 3, 2004 (Registration No. 333-116880).
10.16		Loan and Security Agreement, dated as of October 21, 2004, between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.17		Amendment No. 1 and Forbearance, dated June 30, 2005 to the Loan and Security Agreement, dated October 21, 2004, between the Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.18	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Chris Smith. Incorporated by reference to Exhibit 10.18 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.19	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Dean Grumlose. Incorporated by reference to Exhibit 10.19 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.20	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Rouben Toumani, Ph.D. Incorporated by reference to Exhibit 10.20 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.21	*	Change of Control Agreement, dated August 23, 2005, between Registrant and Anoop Khurana. Incorporated by reference to Exhibit 10.21 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.22	*	Employment Agreement, dated August 31, 2005, between Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.22 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.23	*	Summary of 2006 Executive Bonus Plan.
10.24	*	Summary of 2006 Sales Compensation Plan.
10.25		Amended and Restated 2004 Equity Incentive Plan Notice of Grant of Restricted Stock Units.
10.26		Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto.
10.27		Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc.
21.1		Subsidiaries of the Registrant.
23.1		Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.
24.1		Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1		Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2		Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1		Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2		Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted as to certain portions of this Exhibit.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.
By:
/s/ RAJESH VASHIST Rajesh Vashist President, Chief Executive Officer and Chairman of the Board

Date: February 27, 2006

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Rajesh Vashist and Daniel K. Atler, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ RAJESH VASHIST Rajesh Vashist	President, Chief Executive Officer and Chairman of the Board (Principal Executive Officer)	February 27, 2006
/s/ DANIEL K. ATLER Daniel K. Atler	Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	February 27, 2006
/s/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	February 27, 2006
/s/ MICHAEL GOGUEN Michael Goguen	Director	February 27, 2006
/s/ MICHAEL GULETT Michael Gulett	Director	February 27, 2006
/s/ PAUL G. HANSEN Paul G. Hansen	Director	February 27, 2006
/s/ G. VENKATESH G. Venkatesh	Director	February 27, 2006

EXHIBIT INDEX

Exhibit Number		Description
2.1		Form of Agreement and Plan of Merger between the Registrant and Ikanos Communications, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
2.2		Asset Purchase Agreement, dated January 12, 2006, between the Registrant, Analog Devices, Inc. and Analog Devices Canada Ltd.
2.3		Amended and Restated Asset Purchase Agreement, dated February 17, 2006, between the Registrant, Analog Devices, Inc., Analog Devices Canada Ltd., and Analog Devices B.V.
3.1		Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
3.2		Form of Certificate of Incorporation. Incorporated by reference to Exhibit 3.6 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
4.1		Form of Registrant's Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant's registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).
4.2		Fourth Amended and Restated Investor Rights Agreement, dated as of March 5, 2004, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 3.6 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.1	*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.2	*	1999 Stock Option Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.2 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.3	*	Amended and Restated 2004 Equity Incentive Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.3 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.4	*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.5		Lease Agreement, dated as ofFebruary 7, 2006, between Registrant and ProLogis, and addendums thereto.
10.6	*	Offer letter, dated August 6, 1999, between the Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.6 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.7	*	Offer letter, dated August 29, 2003, between the Registrant and Daniel K. Atler. Incorporated by reference to Exhibit 10.7 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.8	*	Offer letter, dated November 29, 2001, between the Registrant and Lionel Bonnot. Incorporated by reference to Exhibit 10.8 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.9	*	Offer letter, dated February 17, 2005, between the Registrant and Chris H. Smith. Incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).

10.10	*	Offer letter, dated October 8, 2003, between the Registrant and Derek Obata. Incorporated by reference to Exhibit 10.10 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.11	*	Offer letter, dated November 19, 1999, between the Registrant and Anoop Khurana. Incorporated by reference to Exhibit 10.11 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.12	*	Offer letter, dated March 10, 2000, between the Registrant and Rouben Toumani. Incorporated by reference to Exhibit 10.12 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.13	*	Offer letter, dated July 24, 2001, between the Registrant and Yehoshua Rom. Incorporated by reference to Exhibit 10.13 of the Registrant's registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).
10.14	*	Offer letter, dated January 29, 2005, between the Registrant and Dean Grumlose. Incorporated by reference to Exhibit 10.14 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.15†		Product Development Agreement, dated October 30, 2003, between Registrant and Sasken Communication Technologies Ltd. Incorporated by reference to Exhibit 10.15 to Amendment No. 2 of the Registrant's registration statement on Form S-1 dated September 3, 2004 (Registration No. 333-116880).
10.16		Loan and Security Agreement, dated as of October 21, 2004, between Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.16 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.17		Amendment No. 1 and Forbearance, dated June 30, 2005 to the Loan and Security Agreement, dated October 21, 2004, between the Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to Amendment No. 4 of the Registrant's registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).
10.18	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Chris Smith. Incorporated by reference to Exhibit 10.18 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.19	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Dean Grumlose. Incorporated by reference to Exhibit 10.19 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.20	*	Change of Control Agreement, dated August 22, 2005, between Registrant and Rouben Toumani, Ph.D. Incorporated by reference to Exhibit 10.20 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.21	*	Change of Control Agreement, dated August 23, 2005, between Registrant and Anoop Khurana. Incorporated by reference to Exhibit 10.21 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.22	*	Employment Agreement, dated August 31, 2005, between Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.22 to Amendment No. 6 of the Registrant's registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).
10.23	*	Summary of 2006 Executive Bonus Plan.
10.24	*	Summary of 2006 Sales Compensation Plan.
10.25		Amended and Restated 2004 Equity Incentive Plan Notice of Grant of Restricted Stock Units.

10.26	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto.
10.27	Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc.
21.1	Subsidiaries of the Registrant.
23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.
24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.
31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.
32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Indicates a management contract or compensatory plan or arrangement.

†
Confidential treatment has been granted as to certain portions of this Exhibit.

QuickLinks

IKANOS COMMUNICATIONS, INC. TABLE OF CONTENTS
SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
PART I
PART II
IKANOS COMMUNICATIONS, INC. INDEX TO FINANCIAL STATEMENTS
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
IKANOS COMMUNICATIONS, INC. CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)
IKANOS COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS (IN THOUSANDS, EXCEPT PER SHARE DATA)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)
IKANOS COMMUNICATIONS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS (IN THOUSANDS)
IKANOS COMMUNICATIONS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Supplementary Financial Data Interim Financial Information (Unaudited)
PART III
PRINCIPAL STOCKHOLDERS
PART IV
SIGNATURES
POWER OF ATTORNEY
EXHIBIT INDEX