Form 10-Q
period 2006-04-02
IKANOS COMMUNICATIONS
filed 2006-05-17
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 2, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from              to

Commission File Number: 0-51532

IKANOS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1721486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47669 Fremont Boulevard

Fremont, CA 94538

(Address of principal executive office and zip code)

(510) 979-0400

(Registrant’s telephone number including area code)

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act~~)~~ (check one):

Large accelerated filer   ☐     Accelerated filer   ☐     Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐     No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was  27,123,827 as of May 15, 2006

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

TABLE OF CONTENTS

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(IN THOUSANDS, EXCEPT SHARE AND PER SHARE DATA)

	March 31,	December 31,
	2006	2005

ASSETS
Current assets:
Cash and cash equivalents	$72,368	$91,932
Short-term investments	42,713	1,988
Accounts receivable—trade	15,523	11,015
Inventories	17,178	9,125
Prepaid expenses and other current assets	2,303	2,235
Total current assets	150,085	116,295
Property and equipment, net	11,851	8,384
Goodwill	4,741	—
Purchased intangible assets, net	16,913	—
Other assets	825	916
Total assets	$184,415	$125,595

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable and accrued liabilities	$28,506	$19,655
Capital lease obligations, current portion	405	315
Notes payable, current portion	708	698
Other current liabilities	709	—
Total current liabilities	30,328	20,668

Capital lease obligations, net of current portion	180	223
Notes payable, net of current portion	547	728
Total liabilities	31,055	21,619

Stockholders’ equity:
Preferred stock	—	—
Common stock	27	24
Additional paid-in capital	241,093	195,398
Warrants	914	914
Notes receivable from stockholders	(19)	(19)
Deferred stock-based compensation	(521)	(5,699)
Accumulated other comprehensive loss	(118)	(65)
Accumulated deficit	(88,016)	(86,577)
Total Stockholders’ equity	153,360	103,976
Total liabilities and stockholders’ equity	$184,415	$125,595

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

(IN THOUSANDS, EXCEPT PER SHARE DATA)

	Three months ended March 31,
	2006	2005
Net revenues	$35,825	$12,286
Costs and expenses:

Cost of revenue(1)	18,560	6,255

Research and development (1)	13,670	6,570

Selling, general and administrative (1)	5,564	3,431

Common stock offering expenses	954	—

Total costs and expenses	38,748	16,256

Loss from operations	(2,923)	(3,970)

Interest income, net	959	95

Loss before income taxes	(1,964)	(3,875)

Provision for income taxes	113	—
Loss before cumulative effect of change in accounting principle	(2,077)	$(3,875)
Cumulative effect of change in accounting principle, net of tax	638	—

Net loss	$(1,439)	$(3,875)

Basic and diluted net loss per share:
Before cumulative effect of change in accounting principle, net of tax	$(0.09)	$(2.18)
Cumulative effect of change in accounting principle, net of tax	0.03	—
Net loss per share	$(0.06)	$(2.18)
Weighted average number of shares in calculating basic and diluted net loss per share	24,481	1,780

(1)          Amounts include stock-based compensation as follows:

	Three months ended March 31,
	2006	2005

Cost of revenue	$44	$61
Research and development	899	632
Selling, general and administrative	1,009	804

	$1,952	$1,497

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(IN THOUSANDS)

	Three months ended March 31,
	2006	2005

Cash flows from operating activities
Net loss	$(1,439)	$(3,875)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation of property and equipment	1,113	666
Amortization of purchased intangibles	987	—
Stock-based compensation expense	1,952	1,497
In-process research and development	2,900	—
Cumulative effect of change in accounting principle	(638)	—
Changes in assets and liabilities, net of effect of NPA acquisition:
Accounts receivable	(4,508)	(2,918)
Inventories	(2,005)	2,452
Prepaid expenses and other current assets	(68)	(403)
Other assets	91	(26)
Accounts payable and accrued liabilities	8,562	(4,901)
Other current liabilities	709	—
Net cash provided by (used in) operating activities	7,656	(7,508)

Cash flows from investing activities
Purchase of short-term investments	(58,830)	—
Sale of short-term investments	18,052	—
Business acquisition	(32,708)	—
Purchases of property and equipment	(2,889)	(418)
Net cash used in investing activities	(76,375)	(418)

Cash flows from financing activities
Net proceeds from public offering	48,562	—
Repayment of notes receivable from stockholders	—	40
Proceeds from exercise of stock options	982	5
Payments of obligations under capital lease	(217)	(286)
Repurchase of common stock	(1)	(24)
Borrowings under notes payable	—	552
Payments on notes payable	(171)	(186)
Net cash provided by financing activities	49,155	101

Effect of exchange rate on cash and cash equivalents	—	(4)

Net decrease in cash and cash equivalents	(19,564)	(7,829)
Cash and cash equivalents, at beginning of period	91,932	25,428
Cash and cash equivalents, at end of period	$72,368	$17,599

Supplemental disclosure of cash flow information:
Cash paid for interest	30	48

Supplemental disclosure of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$263	$—
Exercise of stock options by notes receivable	—	1

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

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

In September 2005, the Company sold 6,400,000 shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds to the Company of $67.9 million, after deducting underwriting discounts and commissions and issuance costs totaling $8.9 million.

On February 17, 2006, the Company acquired network processing and ADSL assets, which we refer to as the NPA acquisition, for approximately $32.7 million in cash. This acquisition enables us to enter the growing residential gateway semiconductor market. This acquisition also will diversify our product offerings and allow us to sell into new markets worldwide.

In March 2006, the Company sold 2,500,000 shares of its common stock in a secondary offering at an offering price of $20.75 per share resulting in net proceeds to the Company of $48.6 million, after deducting underwriting discounts and commissions and issuance costs totaling $3.3 million.

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

The accompanying condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 27, 2006.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006 or for any other future period. The balance sheet as of December 31, 2005 is derived from the audited financial statements as of that date.

Use of Estimates

 The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates, and such differences could affect the results of operations reported in future periods.

Goodwill and intangible assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, order backlog, customer relationships, trademarks, and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. The Company follows the provisions of Statement of Financial Accounting Standard No. 142, Goodwill and Other Intangible Assets ( “SFAS 142”), under which goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments consist of a diversified portfolio of commercial paper, and government agency bonds with maturities less than one year or specifically identified to fund current operations. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Four customers represented 31.9%, 23.6%, 16.2% and 12.5% of accounts receivable at March 31, 2006. Three customers represented 33.0%, 30.0% and 29.6%of accounts receivable at December 31, 2005. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables. Three customers accounted for 31.8%, 25.4% and 24.0%, respectively, of net revenues for the period ended March 31, 2006. Three customers accounted for 43.2%, 36.2%, and 11.8 % of net revenues for the three months ended March 31, 2005.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions ; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above or other factors.

NOTE 2 — STOCK-BASED COMPENSATION

On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative.

On January 2, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under this transition method, compensation cost recognized in the first quarter of fiscal 2006 included: (a) compensation cost for all share-based payments granted prior to but not yet vested as of January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. In accordance with the modified prospective method of adoption, the Company’s results of operations and financial position for prior periods have not been restated.

Equity Compensation Plans

The Company currently grants stock options under the following equity compensation plans:

1999 Stock Option Plan

On September 24, 1999, the Company adopted the 1999 Stock Plan (the “Plan”) under which 5,716,833 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the Plan may be incentive stock options or non statutory stock options. Incentive stock options may only be granted to employees. Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the board of directors. Options generally vest at a rate of 25.0% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. Incentive stock options granted to employees who own more than ten percent of the total combined voting power of all classes of stock of the Company terminate five years from the date of the grant. Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date. Upon completion of the Company’s initial public offering in September 2005, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan.

2004 Equity Incentive Plan

On September 21, 2005, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.

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

2004 Employee Stock Purchase Plan

On September 21, 2005, the Company adopted the 2004 Employee Stock Purchase Plan, (the “ESPP”), upon the closing of its initial public offering. A total of 1,000,000 shares of the Company’s common stock will be made available for sale under the ESPP. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than 5 months in any calendar year. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except that the first offering period commenced on the first trading day on after the Company’s initial offering and will end on the earlier of (1) the first trading day on or after November 1, 2006 and (2) twenty-seven months after the offering period commences, and the second offering period will commence on the first trading day on or after May 1, 2005.

Grant-Date Fair Value

The Company uses the Black-Scholes option pricing model to calculate the grant-date fair value of an award. The fair value of options granted during the first quarter of fiscal 2006 and the first quarter of fiscal 2005 were calculated using the following estimated weighted average assumptions:

The fair value of the Company’s stock-based awards to employees was estimated using the following weighted-average assumptions:

	Stock Option Plans Three months ended March 31,		Stock Purchase Plan March 31, 2006
	2006	2005
Dividend yield	0%	0%	0%
Expected term (years)	4.8 years	4.0 years	0.58 years
Expected volatility	60%	—	60%
Weighted average volatility	—	90%	—
Risk-free interest rate	4.6%	3.9%	4.7%
Weighted average grant date fair value	$19.27	$7.08	$3.76

Expected volatility – The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility.

Expected term –  The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior, and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

Risk-free interest rate – The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption for each group of employees is used as the risk-free interest rate.

Expected dividend yield – Expected dividend yield is calculated by annualizing the cash dividend declared by the Company’s Board of Directors for the current quarter and dividing that result by the closing stock price on the date of grant. Until such time as the Company’s Board of Directors declares a cash dividend the dividend yield assumption will be zero.

Pre-vesting forfeitures –  Estimates of pre-vesting option forfeitures are based on Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ.

Expense

The Company used the graded attribution method to recognize expense for all options granted prior to the adoption of SFAS 123R. Upon adoption of SFAS 123R on January 1, 2006, the Company switched to the straight-line attribution method to recognize expense for options granted after January 1, 2006. The expense associated with the unvested portion of the pre-adoption grants will continue to be expensed using the graded attribution method.

The amount of stock-based compensation recognized during a period is based on the value of the portion of the awards that are ultimately expected to vest. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates.

The following table details the effect on net loss and earnings per share had stock-based compensation expense been recorded for the first three months of fiscal 2005 based on the fair-value method under SFAS 123, Accounting for Stock-Based Compensation. The reported and pro forma net loss and earnings per share for the first quarter of fiscal 2006 are the same since stock-based compensation expense was calculated under the provisions of SFAS 123R.

Three Months Ended March 31, 2005
Net loss, as reported	$(3,875)
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	1,406
Deduct: Total stock-based compensation expense determined under the fair value based method for all awards, net of related tax effects	(1,324)
Pro forma net loss	$(3,793)

Earnings per share:
Basic and diluted – as reported	$(2.18)
Basic and diluted – pro forma	$(2.13)

Impact of the adoption of SFAS No. 123(R)

The Company adopted SFAS 123(R) using the modified prospective transition method beginning January 1, 2006. Accordingly, during the three-month period ended March 31, 2006, we recorded stock-based compensation expense for awards granted prior to, but not yet vested, as of January 1, 2006, as if the fair value method required for pro forma disclosure under SFAS 123 were in effect for expense recognition purposes, adjusted for estimated forfeitures. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. For stock-based awards granted after January 1, 2006, compensation expense has been recognized based on the estimated grant date fair value method using the Black-Scholes valuation model. For these awards, the Company has recognized compensation expense using a straight-line amortization method. As FAS 123(R) requires that stock-based compensation expense be based on awards that are ultimately expected to vest, stock-based compensation for the three-month period ended March 31, 2006 has been reduced for estimated forfeitures. When estimating forfeitures, the Company considers voluntary termination behaviors as well as trends of actual option forfeitures. The impact on the results of operations of recording stock-based compensation for the three-month period ended March 31, 2006 was as follows (in thousands):

Cost of revenue	$44
Research and development	899
Selling, general administrative	1,009
$1,952

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.5 million was reclassified to additional-paid-in-capital.

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $638,000, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Option Activity

A summary of the activity under the Plan and Stand-Alone Stock Option Agreements is as follows (in thousands, except per share amounts):

	Options Available for Future Issuance	Outstanding Shares	Weighted Average Exercise Price
Balances, December 31, 2005	106	3,945	$3.92
Authorized	1,047	—	—
Granted	(44)	44	19.27
Unvested shares repurchased	2	—	0.48
Exercised		(592)	1.66
Forfeited	122	(122)	6.68

Balances, March 31, 2006	1,233	3,275	$4.43

Option grants outstanding as of March 31, 2006 and the related weighted average price and contractual life information are as follows (shares and aggregate intrinsic value in thousands):

	Options Outstanding				Options Vested
		Weighted
Weighted		Average	Weighted		Options	Weighted
Average	Options at	Remaining	Average	Aggregate	Vested at	Average	Aggregate
Exercise	March 31,	Contractual	Exercise	Intrinsic	March 31,	Exercise	Intrinsic
Price	2006	Life (Years)	Price	Value	2006	Price	Value

$0.36 - $0.48	1,144	7.45	$0.48	$22,004	765	$0.48	$14,719
$1.08 - $3.84	1,216	7.68	3.45	19,772	449	3.45	7,601
$4.80 - $9.85	61	8.52	5.62	844	19	5.06	279
$10.20 - $22.00	842	9.37	11.13	7,217	132	10.21	1,252
	3,263			$49,837	1,365		$23,851

As of March 31, 2006 and 2005, options to purchase 3,110,048 and 1,075,525 shares respectively were exercisable. In addition, at March 31, 2006, 12,000 restricted stock units were also outstanding.

During the three months ended March 31, 2006, the total intrinsic value of options exercised (i.e. the difference between the market price at exercise and the price paid by the employee to exercise the options) was $10.5 million and the total amount of cash received from exercise of these options was $982,000. No income tax benefits have been realized from exercised stock options. The Company issues new shares of common stock upon exercise of stock options.

As of March 31, 2006, there was $6.7 million of total unrecognized compensation cost, as determined by SFAS No. 123(R), related to unvested share-based awards. That cost is expected to be recognized over an estimated weighted-average period of 3.0 years.

NOTE 3 – BUSINESS COMBINATION

On February 17, 2006, the Company acquired the network processing and ADSL assets of Analog Devices, Inc. (the “NPA acquisition”) for $32.7 million in cash, including transaction costs of $1.8 million. The acquisition has been accounted for as a purchase business combination. The results of operations from the assets acquired in the NPA acquisition were included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the completion of the NPA acquisition.

(in thousands)
Tangible assets	$7,475
Liability for severance payment assumed	(308)
Goodwill	4,741
Amortizable intangible assets:
Existing technology	4,600
Patents/core technology	2,000
Trademarks	1,000
Customer relationships	3,000
Order backlog	1,200
Non-competition agreement	100
Transition services	1,000
Favorable supply arrangement	5,000

Total intangibles	17,900
In-process research and development	2,900

Total purchase price	$32,708

Amortizable Intangible Assets

Existing technology comprises products that have reached technological feasibility and includes the Eagle and Fusiv products. The Company valued the existing technology utilizing a discounted cash flow, or DCF, model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount rate of 20% for existing technology and is amortizing on a straight-line basis the intangible assets over their estimated useful life of three to four years.

Patents/core technology represents a series of awarded patents, filed patent applications, and core architectures that are used in the products and form a major part of the architecture of both current and planned future releases. The Company valued patents/core technology using the royalty savings method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 2% and a discount rate of 26% for the patents/core technology and is amortizing on a straight-line basis this intangible asset over its estimated useful life of four years.

The trademark assets were determined using the royalty savings method, which represents the benefit of owning an intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 0.5% and a discount rate of 22% for the trademark and is amortizing on a straight-line basis this intangible asset over its estimated useful life of three to five years.

The customer relationships asset relates to the ability to sell existing and future versions of products to existing customers and has been estimated using the income method. The Company valued customer relationships utilizing a DCF model and a discount rate of 22% and are amortizing on a straight-line basis the intangible asset over its estimated useful life of five years.

The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. The Company expects these orders to be delivered and billed within three to six months. The order backlog will be amortized in proportion to the value of the backlog shipped.

The Company valued the non-competition agreement with ADI by estimating the effect on our future net revenues and cash flows if a non-compete were not in place, thereby allowing ADI to re-enter the market and compete with us. The Company utilized a discount rate of 22% for the non-compete agreement and are amortizing the intangible asset on a straight-line basis over the three year term of the agreement.

The transition services asset represents the $1.0 million of transition services that the Company is entitled to receive from ADI with no obligation to pay and is expected to be fully utilized over the next nine to 12 months.

The favorable supply arrangement represents a $5.0 million credit for future purchases from a supplier and will be amortized in proportion to the value of related purchases from that supplier, and is expected to be utilized over nine to 12 months.

Of the total purchase price, $2.9 million has been allocated to in-process research and development, or IPRD, and was expensed in the quarter ended March 31, 2006. Projects that qualify as IPRD represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value of IPRD was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPRD into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPRD projects. The Company utilized the DCF model to value the IPRD using discount rates ranging from 28% to 35%, depending on the estimated useful life of the technology.

Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS No. 142 goodwill resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made.

The following unaudited pro forma financial information presents the combined results of operations of Ikanos and the business of the network processing and ADSL assets as if the NPA acquisition had occurred as of the beginning of fiscal 2005, after giving effect to certain adjustments, including amortization of intangibles. The IPRD charge of $2.9 million is not reflected in the information below. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future.

In thousands except for per share data:	Year Ended December 31, 2005

Pro forma revenues	$138,311

Pro forma net loss	$(12,324)

Pro forma net loss per share:
Basic and Diluted	$(0.65)

NOTE 4 – GOODWILL AND PURCHASED INTANGIBLE ASSETS

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

Intangible assets at March 31, 2006 were as follows (in thousands):

	Carrying Amount	Accumulated Amortization	Net	Weighted average useful life (Years)
Existing technology	$4,600	$(153)	$4,447	3
Patents/core technology	2,000	(63)	1,937	4
Trademarks	1,000	(27)	973	3
Customer relationships	3,000	(75)	2,925	5
Order backlog	1,200	(494)	706	1
Non-competition agreement	100	(4)	96	1
Transition services	1,000	(171)	829	1
Favorable supply arrangement	5,000	—	5,000	1
Total intangible assets	$17,900	$(987)	$16,913

For the three months ended March 31, 2006, amortization of intangible assets was $987,000. The estimated future amortization expense of purchased intangible assets as of March 31, 2006 is as follows (in thousands):

Year ending December 31,	Amount
2006 (remaining nine months)	$8,463
2007	2,572
2008	2,572
2009	2,251
2010	958
2011	97
Total	$16,913

NOTE 5 – NET INCOME (LOSS) PER SHARE

Basic net income (loss) per share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period. Basic net income (loss) per share excludes the dilutive effect of stock options, warrants and unvested common shares subject to repurchase.

The following table sets forth the computation of basic and diluted net loss per common share (in thousands, except per share data):

	Three months ended March 31,
	2006	2005

Numerator:
Net loss	$(1,439)	$(3,875)

Denominator:
Weighted-average common shares outstanding	24,533	1,967
Less: Unvested common shares subject to repurchase	(52)	(187)

Total shares, basic	24,481	1,780

Net loss per share:
Basic and diluted	$(0.06)	$(2.18)

The potential shares, which are excluded from the determination of basic and diluted net loss per share as their effect is anti-dilutive, are as follows (in thousands):

	Three months ended March 31,
	2006	2005

Weighted-average redeemable convertible preferred stock	—	15,312
Warrants to purchase common stock	6	45
Restricted stock units	12	—
Options to purchase common stock	3,263	3,038

NOTE 6—RELATED PARTY TRANSACTIONS:

The Company has a consulting agreement with Texan Ventures, LLC entered into in the first quarter of 2006. The Consulting Agreement is effective as of March 30, 2006. Pursuant to the Consulting Agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Ikanos board of directors, will provide consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. The term of the Consulting Agreement will expire on December 31, 2006. Prior to this Consulting Agreement, the Company also had an agreement with Texan Ventures, LLC entered into on November 7, 2001.

Under the Consulting Agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses. The Company paid Texan Ventures, LLC $9,000 in the three months ended March 31, 2006 for consulting services.

NOTE 7—BALANCE SHEET COMPONENTS:

Short-Term Investments

Short-term investments included the following available-for-sale securities at March 31, 2006 and December 31, 2005 (in thousands):

	Cost basis	March 31, 2006 Gross Unrealized Losses	Fair Value
U.S. Treasury and other U.S. government agencies	$7,516	$(53)	$7,463
Auction rate securities	35,250	—	35,250
Total available-for-sale securities	$42,766	$(53)	$42,713

	Cost basis	December 31, 2005 Gross Unrealized gains	Fair Value
U.S. Treasury and other U.S. government agencies	$1,973	$15	$1,988

Total available-for-sale securities	$1,973	$15	$1,988

Interest income on marketable securities amounted to $832,000 for the three months ended March 31, 2006.

Interest income on marketable securities was insignificant for the year ended December 31, 2005.

A significant portion of Ikanos’ available-for-sale portfolio is composed of auction rate securities. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, Ikanos has classified these securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, “Working Capital- Current Assets and Current Liabilities,” Ikanos views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as Ikanos’ specific experience with these investments, Ikanos believes there is a reasonable expectation of completing a successful auction with the subsequent twelve-month period. During its history of investing in these securities, Ikanos has not been unable to sell its holdings of these investments. Accordingly, Ikanos believes that the risk of non-redemption of these investments within a year is minimal.

Inventory

	March 31, 2006	December 31, 2005
	(in thousands)

Inventory:
Finished Goods	$4,804	$1,955
Work-in-Process	9,608	4,762
Purchased parts and raw materials	2,766	2,408
	$17,178	$9,125

Warranty

The following table summarizes the activity related to the product warranty liability, which is included within accounts payable and accrued liabilities in the Company’s consolidated balance sheets, at March 31, 2006 and December 31, 2005(in thousands):

	Three months ended March 31
	2006	2005
	(in thousands)
Balance, beginning of period	$2,189	$1,084

Accrual for warranties during the period	82	253
Settlements made during the period	(456)	(19)

Balance, end of period	$1,815	$1,318

NOTE 8—BORROWINGS:

On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provides the Company the ability to finance up to $5,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. The working capital line of credit matures on October 21, 2006 and Silicon Valley Bank’s commitment to extend working capital loans terminates. Borrowings under the agreement are capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. The loan agreement was amended on March 31, 2006. Pursuant to the Amendment, the provisions of the loan and security agreement relating to the financial covenant regarding the profitability of Ikanos was amended to exclude stock-based compensation and certain expenses and charges resulting from the NPA acquisition for each of the quarters in 2006.

As of March 31, 2006, no balance was outstanding under the working capital facility and $1.3 million was outstanding under the equipment financing facility. Interest on borrowings under the working capital line is payable monthly and is calculated at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.50%, while interest on the equipment financing facility is payable monthly at a fixed rate of interest equal to Silicon Valley Bank’s prime rate plus 1.0%, Interest rates on the amounts drawn under the equipment financing facility range from 5.95% to 6.31%.

NOTE 9—OPERATING SEGMENT AND GEOGRAPHIC INFORMATION:

The Company operates in one segment, comprising the design, development and marketing of semiconductors.

The following table summarizes net revenue on a percentage basis by geographic region, based on the country in which the customer is located:

	Three months ended March 31,
	2006	2005

Japan	49.4%	55.0%
Korea	31.8	36.2
Other	18.8	8.8

Total revenue	100%	100%

The distribution of long lived assets, net as of March 31, 2006 and 2005 was as follows (in thousands):

	March 31, 2006	December 31, 2005

United States	$6,108	$4,082
Taiwan	4,042	3,329
Other	1,701	973
	$11,851	$8,384

Item 2.Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in the  ”Risk Factors” section in this Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. These forward-looking statements include, without limitation, our expectation that the majority of our net revenue will continue to be represented by sales to customers outside the United States; our expectation that research and development expenses will increase; compliance with bank covenants based on expected future operating results; future costs and expenses and financing requirements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K filed on February 27, 2006.

Overview

We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over carriers’ existing copper lines. We have developed these semiconductors using our proprietary semiconductor designs, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. We recently acquired network processing and ADSL assets, which we refer to as the NPA acquisition, and began deriving revenues relating to network processing and ADSL products in the first quarter of 2006. We offer multiple product lines that are designed to address different segments of the fiber-fast broadband communications semiconductor market for both carrier networks and subscriber premise equipment. We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers are original equipment manufacturers (“OEMs”), who in turn sell our chipsets as part of their product solutions to carriers.

We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, we have experienced significant net revenue growth, primarily due to a rapid rise in deployments of our products in Japan and Korea. Our net revenue has increased from $29.0 million in 2003 to $85.1 million in 2005. Our net revenue, however, can fluctuate significantly on a quarterly basis. For instance, in the first quarter of 2005, our net revenue decreased $6.2 million or 33.4% from the fourth quarter of 2004, yet in the second quarter of 2005, our net revenue increased $7.0 million or 56.6% from the first quarter of 2005. Quarterly fluctuations in net revenue are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. We believe that our rate of growth in net revenue in the last four quarters ended March 31, 2006 may be in excess of carrier deployments. The net revenue growth rates in each of the last four fiscal quarters were 56.6%, 30.0%, 14.1% and 25.6% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

In September 2005, we sold 6,400,000 shares of our common stock in our initial public offering at $12.00 per share. Aggregate net proceeds from our initial public offering, after deducting underwriting discounts and commissions and issuance costs, were $67.9 million. We also had 15,311,840 shares of redeemable convertible preferred stock outstanding that automatically converted into 15,311,840 shares of our common stock upon the closing of our initial public offering.

On February 17, 2006, we completed the NPA acquisition for approximately $32.7 million in cash. This acquisition enables us to enter the growing residential gateway semiconductor market. This acquisition also will diversify our product offerings and allow us to sell into new markets worldwide. As a result of the NPA acquisition, we expect to experience a net loss in 2006, primarily due to non-cash acquisition-related charges.

In March 2006, we sold 2,500,000 shares of our common stock in a follow-on offering at $20.75 per share. Aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and issuance costs, were $48.6 million. In the follow-on offering, selling stockholders including members of our senior management sold 3,250,000 shares of common stock held by them. Ikanos did not receive any proceeds from the sale of shares by the selling stockholders.

Net loss.  As of March 31, 2006, we had an accumulated deficit of $88.0 million and a total stockholders’ equity of $153.4 million. For the three month period ended March 31, 2006 as compared to the three month period ended March 31, 2005, our net loss decreased as our net revenue increased while our research and development and selling, general and administrative expenses decreased as a percentage of revenue.

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

		Percentage of our net revenue for three months ended March 31,
OEM Customer	Sales Representative	2006	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	25.8%	43.2%
Sumitomo Electric Industries, Ltd.	Altima	24.3	11.8
Dasan Networks, Inc.	Uniquest Corporation	20.3	25.5

Moreover, through the NPA acquisition, we expect to continue to sell network processing and ADSL products to the existing customer base for these products. The SAFRAN Group, of which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the twelve months ended October 29, 2005.

Historically, substantially all of our sales are to customers outside the United States. Sales to customers in Asia accounted for 85.4 % and 95.5% for the three months ended March 31, 2006 and 2005, respectively. Net sales of the business acquired in the NPA acquisition to customers in Europe and Asia accounted for 72.2% and 26.7% of total sales of the business, respectively, for the twelve months ended October 29, 2005. We anticipate that a majority of our net revenue will continue to be represented by sales to customers outside the United States.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. On an ongoing basis, we evaluate our estimates, including those related to revenue recognition, bad debts, warranty obligations, inventories, stock-based compensation and income taxes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Stock-based Compensation

During the first quarter of 2006, we implemented the following new critical accounting policy related to our stock-based compensation. Beginning on January 1, 2006, we began accounting for stock options and ESPP shares under the provisions of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”), which requires the recognition of the fair value of stock-based compensation. Under the fair value recognition provisions for FAS 123(R), stock-based compensation cost is estimated at the grant date based on the fair value of the awards expected to vest and recognized as expense ratably over the requisite service period of the award. We have used the Black-Scholes valuation model, or BSM, to estimate fair value of our stock-based awards which requires various judgmental assumptions including estimating stock price volatility, forfeiture rates, and expected life. Our computation of expected volatility is based on a combination of historical and market-based implied volatility. In addition, we consider many factors when estimating expected forfeitures and expected life, including types of awards, employee class, and historical experience. If any of the assumptions used in the BSM model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We adopted FAS 123(R) using the modified prospective method which requires the application of the accounting standard as of January 1, 2006. Our consolidated financial statements as of and for the first quarter of 2006 reflect the impact of FAS 123(R). In accordance with the modified prospective method, the consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of FAS 123(R).

The adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $638,000, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Except for stock-based compensation treatment as described above, there have been no significant changes in our critical accounting policies during the three months ended March 31, 2006 compared to what was previously disclosed in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in our Annual Report on Form 10-K for the year ended December 31, 2005.

Results of Operations

The following table sets forth our financial results, as a percentage of net revenue, for the three months ended March 31, 2006 and 2005:

	Three months Ended March 31
	2006	2005

Net revenue	100%	100%
Costs and expenses:
Cost of revenue	51.8	50.9
Research and development	38.2	53.5
Selling, general and administrative	15.5	27.9
Common stock offering expenses	2.7	—
Operating loss	(8.2)	(32.3)
Interest and other income, net	2.7	0.8
Cumulative effect of change in accounting principle, net	1.8	—
Net loss	(4.0)	(31.5)

Comparison of Three Months Ended March 31, 2006 to Three Months ended March 31, 2005

Net revenue. Net revenue was $35.8 million for the three months ended March 31, 2006 as compared to $12.3  million for the three months ended March 31, 2005, an increase of $23.5 million, or 191%. The increase in our net revenue was the result of increased port shipments offset by decreases in average selling prices per port and revenue from the sales of products from the NPA acquisition, which was completed on February 17, 2006. In the quarter ended March 31, 2005, our net revenue decreased by $6.2 million, or 33.4%, from the previous quarter ended December 31, 2004, but then increased by $7.0 million, or 56.6%, in the next quarter, ended June 30, 2005.

 Cost of revenue. Cost of revenue for the three months ended March 31, 2006 was $18.6 million as compared to $6.3 million for the three months ended March 31, 2005, an increase of $12.3 million. This increase was primarily the result of an increase in net revenue in the three months ended March 31, 2006. As a percentage of net revenue, cost of revenue was 51.8% in the three months ended March 31, 2006 as compared to 50.9% in three months ended March 31, 2005. Gross margin was 48.2% for the three months ended March 31, 2006 as compared to 49.1% for the three months ended March 31, 2005. In connection with the NPA acquisition, we recorded amortization of intangible assets of $449,000 including $286,000 representing a fair value adjustment to inventory acquired as part of the acquisition.

Research and development expenses. Research and development expenses were $13.7 million for the three months ended March 31, 2006 as compared to $6.6 million for the three months ended March 31, 2005, an increase of $7.1 million, or 107.6%. In connection with the NPA acquisition, we expensed $2.9 million of in-process research and development. We incurred stock-based compensation expense associated with research and development personnel of $899,000 and $632,000 in the three months ended March 31, 2006 and 2005, respectively. Depreciation expense increased by $400,000 in the three months ended March 31, 2006 as compared to the corresponding period in 2005 due to $9.1 million in purchases of fixed assets subsequent to March 31, 2005. Personnel expenses increased by $1.1 million due to an increase in headcount of 33% in the three months ended March 31, 2006 as compared to the corresponding period in 2005.

Selling, general and administrative expenses. Selling, general and administrative expenses were $5.6 million for the three months ended March 31, 2006 as compared to $3.4 million for the three months ended March 31, 2005, an increase of $2.2 million, or 64.7%. We incurred stock-based compensation expense associated with sales, marketing and administrative personnel of $1.0 million and $804,000 in the three months ended March 31, 2006 and 2005, respectively. In connection with the NPA acquisition, we recorded amortization of intangible assets of $675,000. Personnel expenses increased by $600,000 due to a 30% increase in headcount in the three months ended March 31, 2006 as compared to the corresponding period in 2005. We also incurred additional costs in the three months ended March 31, 2006 as a result of being a public company.

Common stock offering expenses. Common stock offering expenses for the three months ended March 31, 2006 were $954,000 as compared to $0 for the three months ended March 31, 2005. These expenses relate to the proportionate share of expenses incurred by the company on behalf of the selling stockholders.

Interest and other income, net. Net interest income was $959,000 in the three months ended March 31, 2006 as compared to net interest income of $95,000 in the three months ended March 31, 2005. The increase was due to higher average balances of cash and cash equivalents resulting from our common stock offerings and cash flow generated from operations, and was offset by cash paid for the NPA acquisition.

Net loss. Net loss was $1.4 million in the three months ended March 31, 2006 as compared to a net loss of $3.9 million in the three months ended March 31, 2005, a decrease of $2.5 million.

Liquidity and Capital Resources

We ended the first quarter of 2006 with $115.1 million in cash, cash equivalents and short-term investments as compared to $93.9 million at December 31, 2005, an increase of $21.2 million. This increase was primarily due to the $48.6 million of net proceeds raised in our follow-on offering and $7.9 million generated from operations, and was partially offset by the completion of the NPA acquisition for $32.7 million. We believe there will be additional working capital requirements to fund and operate the networking processing and ADSL business we acquired as well as our business prior to the NPA Acquisition. We expect to finance our operations primarily through operating cash flows and cash balances.

We expect to grow our operating expenses as we continue to execute our business strategy. This increase in operating expenses may not result in an increase in our net revenues and our anticipated net revenues may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash and cash equivalents.

The following table summarizes our statement of cash flows for the three months ended March 31, 2006 and 2005:

	March 31, 2006	March 31, 2005
	(in thousands)
Statements of Cash Flows Data:
Net cash provided by (used in) operating activities	$7,656	$(7,508)
Net cash used in investing activities	(76,375)	(418)
Net cash provided by financing activities	49,155	101
Effect of exchange rates on cash and cash equivalents	—	(4)
Net decrease in cash and cash equivalents	(19,564)	(7,829)
Cash and cash equivalents—Beginning of period	91,932	25,428
Cash and cash equivalents—End of period	$72,368	$17,599

Operating Activities

For the three months ended March 31, 2006, net cash provided by operating activities of $7.6 million resulted from a net loss of $1.4 million that was offset by $1.9 million of non-cash charges for amortization of stock-based compensation, $2.9 million for in-process research and development, $987,000 for amortization of purchased intangibles and $1.1 million for depreciation of property and equipment. In addition, for the three months ended March 31, 2006, cash was used in operating activities to fund increases in accounts receivable of $4.5 million due primarily to the timing of our sales and subsequent collections and increases in inventories of $2.0 million as a result of increase in net revenues. This was offset by an increase in accounts payable and accrued liabilities of $8.6 million due to timing of inventory purchases. We anticipate that accounts receivable, inventory and accounts payable will increase.

Investing Activities

Our investing activities used net cash of $76.4 million in the three months ended March 31, 2006 as compared to $418,000 during the three months ended March 31, 2005. Cash used in investing activities in the three months ended March 31, 2006  related primarily to the NPA acquisition of $32.7 million, and the purchase of property and equipment and the net purchase of short-term investments totaling $43.7 million. We anticipate that our capital expenditures will be approximately $15.0 to $20.0 million over the next 12 months.

Financing Activities

Our financing activities provided $49.2 million in the three months ended March 31, 2006 as compared to $101,000 during the three months ended March 31, 2005. Cash generated by financing activities during the three months ended March 31, 2006 was primarily due to the completion of our secondary public offering in which we raised $48.6 million of net proceeds.

On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for an up to $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of March 31, 2006, we had no balance outstanding under the revolving line of credit and $1.3 million outstanding under the equipment financing facility which bear interest rates from 5.95% to 6.31%.

The revolving line of credit can be used to (1) borrow revolving loans for working capital requirements, (2) issue letters of credit, (3) enter into foreign exchange forward contracts and (4) support cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.50%. Equipment loans bear interest at a fixed rate of interest equal to Silicon Valley Bank’s prime rate at the time of borrowing plus 1.00%. So long as the amount of our unrestricted cash and cash equivalents less outstanding indebtedness under the loan and security agreement exceeds $35.0 million, a maximum of $5.0 million will be available for borrowing under the revolving line of credit. Otherwise, the maximum amount available for borrowing under the revolving line of credit is an amount equal to the lesser of $5.0 million or 80% of our accounts receivable eligible under the terms of the loan and security agreement.

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

The loan agreement was amended on March 31, 2006. Pursuant to the Amendment, the provisions of the loan and security agreement relating to the financial covenant regarding the profitability of Ikanos was amended to exclude stock-based compensation and certain expenses and charges resulting from the NPA acquisition for each of the quarters in 2006.

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

Contractual Commitments and off-balance sheet arrangements

As of March 31, 2006, we have no off-balance sheet arrangements as defined in Item 303(a)(4) of the SEC’s Regulation S-K.

The following table summarizes our contractual obligations at March 31, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods:

	Payment due by period
	Total	Less than 1 year	1 to 3 years	After 3 years
	(in thousands)

Capital lease obligations	$627	$405	$150	$72
Operating leases	4,420	635	2,027	1,758
Notes payable	1,325	573	752	—
Inventory purchase obligations	6,384	6,384	—	—

Total	$10,819	$8,291	$2,148	$380

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

Factors Affecting Future Operating Results

A description of the risk factors associated with our business is included under Part II, Item 1A. “Risk Factors” in this Quarterly Report on Form 10-Q.

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

Interest Rate Sensitivity

We had cash, cash equivalents and short-term investments totaling $115.1 million at March 31, 2006. These amounts were invested primarily in money market funds and short-term investments and are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates will reduce future investment income. During October 2004 we entered into a loan agreement with Silicon Valley Bank. Interest is calculated at Silicon Valley Bank’s prime rate plus 0.5 percentage points. The balance outstanding on this working capital line facility at March 31, 2006 was $1.3 million and bears interest rates from 5.95% to 6.31%. A 10% change in interest rates (0.45%) would not have a material impact on our financial position or results of operations.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures.

Based on their evaluation as of March 31, 2006, our Chief Executive Officer and Chief Financial Officer, have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) were sufficiently effective to ensure that the information required to be disclosed by us in this Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and Form 10-Q and that such information is accumulated and communicated to management as appropriate to allow timely decisions regarding required disclosures.

Changes in internal controls.

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

Legal Proceedings

From time to time we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, before deciding whether to invest in shares of our common stock.

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

We have a limited operating history which makes it difficult to evaluate our prospects. While our commercial operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly net revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the quarter ended March 31, 2005, our net revenue decreased by $6.2 million, or 33.4%, from the previous quarter, ended December 31, 2004, but then increased by $7.0 million, or 56.6%, in the next quarter, ended June 30, 2005. Quarterly fluctuations in revenue are typical in our industry, and are likely to continue in the future. In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases.. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, those identified throughout this “Risk Factors” section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance. In addition, in our last four fiscal quarters ended March 31, 2006, our net revenue has grown 56.6%, 30.0%, 14.1% and 25.6% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

We recently completed the NPA acquisition and if we are not successful in establishing relationships with existing customers and suppliers, integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

In February 2006, we completed the NPA acquisition. Through this acquisition, we added 47 employees in Hyderabad, India, 12 in Toronto, Canada and 18 in San Jose, California. This is our first acquisition and we face numerous challenges in integrating these employees into our organization as well as integrating the newly acquired technologies we purchased into our existing broadband solutions.

The net revenue from the acquired business has been highly concentrated among customers. We did not have a prior relationship with many of these customers. The success of our business is dependent in part upon our ability to develop strong relationships with these customers and for the customers to continue to order network processing products from us.

The NPA business relies on a limited number of suppliers for certain key components and materials. We are currently engaged in efforts to ensure a continuing supply of certain key components and materials from one particular supplier that has not yet committed to provide us with the full amount of supply we have requested. If this supplier is unable to supply us with components and materials in the volumes we require, at the prices we have budgeted or in the timeframes we have requested, our financial results will be negatively impacted. Further, if we do not obtain the components and materials as needed to meet customer demand, customer relationships may be harmed, and this could impact our future business and financial results.

We may experience more difficulty and costs than we anticipate in integrating the technology we acquired in the NPA acquisition. Although we do have certain rights to seek indemnification from the seller in the event third parties make claims with respect to ownership of these technologies, these types of claims, if filed, are inherently costly to litigate and distract management from the operation of the business. In addition, we may not be successful in defending ourselves against any such claims. If customer demand for the network processing products we acquired in the NPA acquisition does not meet our expectations, or we do not receive sufficient supply capacity to supply such products, we will have expended significant management and financial resources on assets that will not realize their revenue potential. If any of these risks were to be realized, our operating results would be harmed. We expect our working capital requirements to increase significantly as a result of the NPA acquisition as that business has historically been, and may continue to be, operated on different, and frequently less favorable, terms than those we have historically negotiated to operate our fiber-fast broadband business. For example, payment terms on products shipped were generally on longer terms than we customarily provide.

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

Since inception, we have only been profitable in the third and fourth fiscal quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred a significant loss our most recent quarter. As a result of the NPA acquisition, we expect to experience a net loss in 2006 primarily relating to non-cash acquisition-related charges. As of March 31, 2006, we had an accumulated deficit of $88.0 million. To achieve profitability again, we will need to generate and sustain higher net revenue while maintaining reasonable cost and expense levels. We expect to increase expense levels to support increased research and development efforts related to new and existing product development, to increase sales and marketing efforts, and to support administrative efforts related to costs of being a public company and managing an increasing complex business, as well as to support the recently acquired NPA assets. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any shortfall of sales. Although we have achieved profitability in the last two quarters of 2005, we may not be able regain or sustain profitability on a quarterly or an annual basis in the future.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our net revenue and our operating results will be harmed.

We currently expect our chipsets to account for substantially all of our net revenue for the foreseeable future. We began deriving revenues in the first quarter of 2006 from products related to the NPA acquisition. If we are unable to develop new products or successfully integrate the newly acquired products to meet our customers’ demand in a timely manner or demand for our chipsets declines or fails to grow as a result of competition or technological changes, it would harm our business. The markets for our products are characterized by frequent introduction of new chipsets, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our net revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

		Percentage of our net revenue for three months ended March 31,
OEM Customer	Sales Representative	2006	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	25.8%	43.2%
Sumitomo Electric Industries, Ltd.	Altima	24.3	11.8
Dasan Networks, Inc.	Uniquest Corporation	20.3	25.5

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenue in 2006 and in the foreseeable future. In addition, we expect to continue to sell the network processing and ADSL products acquired in the NPA acquisition to the existing customer base for these products. The SAFRAN Group of, which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the twelve months ended October 29, 2005. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our chipset products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of fiber-fast broadband services would adversely affect our product sales and business.

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

Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation chipset products in a timely and cost-effective manner. The development of new chipset products is expensive, complex and time consuming. If we do not rapidly develop our next generation chipset products ahead of our competitors, we may lose both existing and potential customers to our competitors. Conversely, even if we are successful in rapidly developing new chipset products ahead of our competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new chipset products, our financial results may be negatively affected by high levels of obsolete inventory. If either of the foregoing were to occur, then our operating results would be harmed.

We rely on a limited number of independent subcontractors to manufacture, package and test our current products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Seven outside factory subcontractors located in Taiwan, Austria, Malaysia, Singapore, Korea and China manufacture, assemble and test all of our semiconductor devices in current production, two of which are also our wafer foundries. In addition, in connection with the NPA acquisition, ADI did not have any specific supply contracts, thus will need to form relationships with the suppliers of key components for network processing and ADSL products. We do not have existing relationships with some of these suppliers and have no assurances from the suppliers that these suppliers will continue to provide supplies under the same or similar terms as they had done prior to the NPA acquisition. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems at our subcontractors’ facilities. In the future, if any of these events occur, or if these facilities suffer any damage, power outages, financial difficulties or any other disruption, we may be unable to meet our customer demand on a timely basis, or at all, and may need to successfully qualify an alternative facility in a timely manner in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products. If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in 2003 and the first nine months of 2004 as well as the second half of 2005, the first quarter of 2006 and continuing, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for our OEM customers’ products increased significantly and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

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

•nonrefundable deposits with or loans to subcontractors in exchange for capacity commitments;

•contracts that commit us to purchase specified quantities of components over extended periods;

•purchase of testing equipment for specific use at our subcontractors’ facilities;

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

If our subcontractors’ manufacturing facilities do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed and, if this were to occur, our net revenue and operating results could decline and our cost of revenue as a percentage of net revenue could increase.

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

The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., Metalink Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated, which companies, we believe, have experience in very-high-bit-rate-digital subscriber line, or VDSL, or VDSL-like, technology. We also expect to compete with Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp., in the network processing market. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Our future success depends to a significant extent upon the continued service of our key personnel, including our President and Chief Executive Officer, Rajesh Vashist, and our other senior executives and key technical personnel. Except for Mr. Vashist, we do not have employment agreements with any of these executives or any other key employees that govern the length of their service. The loss of the services of Mr. Vashist or other senior management or technical personnel could harm our business. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a vice president of engineering and a general manager. Competition for these employees is intense. Stock options and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 98.7% of our net revenue for the three months ended March 31, 2006 and 99.7% of our net revenue for the three months ended March 31, 2005 was derived from sales to customers outside the United States. Additionally, 98.9% of the net sales for the twelve-month period ended October 29, 2005 of the network processing business we acquired in the NPA acquisition were derived from sales to customers outside of the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Sales to customers located in Asia accounted for 85.4% of our net revenue for the three months ended March 31, 2006 and 95.4% for the three months ended March 31, 2005. Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia. Fluctuations in or a plateau of new subscribers in Asia could impact our net revenue and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our net revenue to decline.

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

•accept and process customer orders;

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

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could harm our operating results, our ability to operate our business and investors’ view of us.

Pursuant to Section 404 of the Sarbanes-Oxley Act, beginning with our Annual Report on Form 10-K for the fiscal year ending December 31, 2006, we will be required to furnish a report by our management on our internal control over financial reporting. In order to achieve compliance with Section 404 of Sarbanes-Oxley within the prescribed period, we have commenced a process to document and evaluate our internal control over financial reporting, which will be both costly and challenging. We can provide no assurance as to our or our independent registered public accounting firm’s conclusions with respect to the effectiveness of our internal control over financial reporting under Section 404 of Sarbanes-Oxley. There is a risk that neither we nor our independent registered public accounting firm will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley.

In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Furthermore, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. Effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

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

• changes in investor perceptions; or

•changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

As of March 31, 2006, we had 26,843,625 shares of common stock outstanding. Of these shares, 6,400,000 were sold in our initial public offering in September 2005 and an additional 2,500,000 were recently sold in a follow-on public offering, all of which are freely tradable under federal and state securities laws without further registration under the Securities Act of 1933, as amended, or the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally will be available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act. Of these restricted securities, the shares held by our directors, officers and certain stockholders, including the stockholders that participated in our recent follow-on public offering, are subject to lock-up agreements with the underwriters of that offering. The underwriters may, however, release all or a portion of the shares subject to lock-up agreements at any time without notice. To the extent shares are released before the expiration of the lock-up period and the shares are sold into the market, the market price of our common stock could decline. Current employees, other than our executive officers, who participated as selling stockholders in our follow-on public offering are permitted to purchase and dispose of shares they purchase in connection with our employee stock purchase plan during the term of the lock-up agreement.

In addition, certain of our stockholders are entitled to rights to cause their shares to be registered for sale under the Securities Act. Following the completion of our recent follow-on public offering, the number of shares entitled to registration rights decreased as a result of the participation as selling stockholders of these stockholders possessing registration rights. Registration of these stockholders’ remaining shares under the Securities Act would result in these shares, other than shares purchased by our affiliates, becoming freely tradable without restriction under the Securities Act immediately upon the effectiveness of the registration statement.

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

Our directors, executive officers and their affiliated entities beneficially own over 30% of our outstanding common stock. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Our first registration statement, which we filed on Form S-1 (File No. 333-113880) under the Securities Act of 1933 as amended, was declared effective by the Securities and Exchange Commission in connection with the initial public offering of our common stock on September 21, 2005. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $67.9 million from our initial public offering. To date, we estimate that we have used approximately $32.7 million of the proceeds for the acquisition of network processing and ADSL assets from Analog Devices, Inc. The remainder of the net proceeds of the offering have been applied to temporary investments.

The Securities and Exchange Commission declared our second registration statement, which we filed on Form S-1 (File No. 333-132067), under the Securities Act of 1933 as amended,  in connection with the public offering of our common stock, par value $0.001, effective on March 16, 2006. Citigroup and Lehman Brothers acted as the lead underwriters of the offering. A total of 5,750,000 shares of common stock were sold in the offering at $20.75 per share. 2,500,000 of the shares of common stock were sold by us and 3,250,000 of the shares of common stock were sold by selling stockholders. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $48.6 million from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more. To date, we have not used any part of the net proceeds of the offering, all of which have been applied to temporary investments.

Item 6. Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: May 17, 2006	By:	/s/ RAJESH VASHIST
Rajesh Vashist
President, Chief Executive Officer and Chairman of the Board
(Principal Executive Officer)

Dated: May 17, 2006	By:	/s/ DANIEL K. ATLER
Daniel K. Atler
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

EXHIBIT INDEX

Exhibit Number	Description

2.1

Asset Purchase Agreement, dated January 12, 2006, between the Registrant, Analog Devices, Inc. and Analog Devices Canada Ltd. Incorporated by reference to Exhibit 2.2 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

2.2

Amended and Restated Asset Purchase Agreement, dated February 17, 2006, between the Registrant, Analog Devices, Inc., Analog Devices Canada Ltd., and Analog Devices B.V. Incorporated by reference to Exhibit 2.3 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

4.1

Amendment No. 2 to Fourth Amended and Restated Investor Rights Agreement, dated March 3, 2006, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 4.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated March 8, 2006 (Registration No. 333-132067).

10.1

Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.2	Summary of Registrant’s 2006 Executive Bonus Plan. Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.3*†	Registrant’s 2006 Sales Compensation Plan.

10.4*†	Registrant’s 2006 Stretch Revenue Incentive Plan.

10.5	Form of Notice of Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.25 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.6

Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.26 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.7

Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc. Incorporated by reference to Exhibit 10.27 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.8

Consulting Agreement, effective as of March 30, 2006, between Ikanos and Texan Ventures. Incorporated by reference to Exhibit 10.28 of the Registrant’s current report on Form 8-K filed on April 5, 2006 (File No. 000-51532).

10.9

Amendment No. 2, dated March 31, 2006, to the Loan and Security Agreement, entered into as of October 21, 2004 and as amended on June 30, 2005, between Ikanos and Silicon Valley Bank. Incorporated by reference to Exhibit 10.28 of the Registrant’s current report on Form 8-K filed on April 5, 2006 (File No. 000-51532).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                                         Filed Herewith.

†                                         Confidential treatment has been requested as to certain portions of this Exhibit.