Form 10-Q
period 2006-07-02
IKANOS COMMUNICATIONS
filed 2006-08-16
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended July 2, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-51532

IKANOS COMMUNICATIONS, INC.
(Exact name of registrant as specified in its charter)

Delaware	73-1721486
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

47669 Fremont Boulevard
Fremont, California 94538
(Address of principal executive offices)

(510) 979-0400
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:   ☒   Yes   ☐   No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer   ☐                 Accelerated filer   ☐                           Non-accelerated filer   ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   ☐   Yes   ☒   No

As of July 31, 2006, there were approximately 27,296,000 shares of the registrant’s common stock, par value $ 0.001, outstanding.

IKANOS COMMUNICATIONS, INC.
Table of Contents

PART I:                           FINANCIAL INFORMATION

ITEM 1.                             CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)
(Unaudited)

	June 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$62,596	$91,932
Short-term investments	50,256	1,988
Accounts receivable, net	22,151	11,015
Inventories	9,009	9,125
Prepaid expenses and other current assets	2,254	2,235
Total current assets	146,266	116,295
Property and equipment, net	15,362	8,384
Goodwill	4,741	—
Intangible assets, net	13,496	—
Other assets	763	916
Total assets	$180,628	$125,595
Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,445	$8,371
Accrued liabilities	13,570	11,284
Capital lease obligations, current portion	1,036	315
Notes payable, current portion	719	698
Total current liabilities	24,770	20,668
Capital lease obligations	1,342	223
Notes payable	363	728
Total liabilities	26,475	21,619

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	27	24
Additional paid-in capital	243,980	195,398
Warrants	914	914
Notes receivable from stockholders	(19)	(19)
Deferred stock-based compensation	(371)	(5,699)
Accumulated other comprehensive loss	(153)	(65)
Accumulated deficit	(90,225)	(86,577)
Total stockholders’ equity	154,153	103,976
Total liabilities and stockholders’ equity	$180,628	$125,595

See accompanying notes to unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues	$41,192	$19,243	$77,017	$31,529
Costs and operating expenses:
Cost of revenues(1)	25,076	8,841	43,636	15,096
Research and development(2)	13,429	6,853	27,099	13,423
Selling, general and administrative(3)	6,131	4,075	11,695	7,506
Common stock offering expenses	—	—	954	—
Total costs and operating expenses	44,636	19,769	83,384	36,025
Loss from operations	(3,444)	(526)	(6,367)	(4,496)
Interest income, net	1,345	90	2,304	185
Loss before provision for income taxes	(2,099)	(436)	(4,063)	(4,311)
Provision for income taxes	110	—	223	—
Loss before cumulative effect of change in accounting principle	(2,209)	(436)	(4,286)	(4,311)
Cumulative effect of change in accounting principle, net of tax	—	—	638	—
Net loss	$(2,209)	$(436)	$(3,648)	$(4,311)

Basic and diluted net loss per common share:
Before cumulative effect of change in accounting principle, net of tax	$(0.08)	$(0.24)	$(0.17)	$(2.38)
Cumulative effect of change in accounting principle, net of tax	—	—	0.03	—
Basic and diluted net loss per common share	$(0.08)	$(0.24)	$(0.14)	$(2.38)
Shares used in computing basic and diluted net loss per common share	27,083	1,847	25,728	1,814

Includes stock-based compensation expense as follows:

(1) Cost of revenues	$55	$62	$99	$123
(2) Research and development	$964	$1,056	$1,863	$1,688
(3) Selling, general and administrative	$600	$1,265	$1,609	$2,069

See accompanying notes to unaudited condensed consolidated financial statements.

IKANOS COMMUNICATION, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Six Months Ended June 30,
	2006	2005
Operating activities
Net loss	$(3,648)	$(4,311)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	2,563	1,325
Stock-based compensation expense	3,571	3,880
Amortization of intangible assets and acquired technology	3,856	—
Purchased in-process research and development	2,900	—
Cumulative effect of change in accounting principle	(638)	—
Changes in operating assets and liabilities, net of effect of acquisition:
Accounts receivable	(11,136)	(3,933)
Inventories	6,712	3,554
Prepaid expenses and other assets	134	(419)
Accounts payable and accrued liabilities	3,080	(2,520)
Net cash provided (used in) by operating activities	7,394	(2,424)

Investing activities
Purchases of property and equipment	(5,741)	(850)
Purchases of investments	(72,478)	—
Maturities and sales of investments	24,122	—
Acquisition, net of cash acquired	(32,708)	—
Net cash used in investing activities	(86,805)	(850)

Financing activities
Net proceeds from public offering	48,562	—
Net proceeds from issuances of common stock	2,391	20
Repurchases of common stock	(1)	(25)
Payments of obligations under capital lease	(533)	(503)
Repayment of notes receivable	—	40
Borrowing under notes payable	—	552
Payment of notes payable	(344)	(350)
Net cash provided by (used in) financing activities	50,075	(266)
Effect of foreign exchange rate changes on cash and cash equivalents	—	(7)
Net decrease in cash and cash equivalents	(29,336)	(3,547)
Cash and cash equivalents at beginning of period	91,932	25,428
Cash and cash equivalents at end of period	$62,596	$21,881

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,373	$39
Exercise of stock options by notes payable	$—	$1

See accompanying notes to unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos,” or the “Company”), was incorporated in the state of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company provides highly programmable semiconductors that enable fiber-fast broadband access over telephone companies’ existing copper wires and high-speed network processing for enhanced triple-play services. The Company’s chipsets integrate analog, mixed-signal and digital signal processing functions onto a single chipset.

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

In September 2005, the Company sold 6,400,000 shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds to the Company of $67.9 million.

On February 17, 2006, the Company acquired network processing and ADSL assets from Analog Devices, Inc. (“ADI”), which we refer to as the NPA acquisition, for approximately $32.7 million in cash.

In March 2006, the Company sold 2,500,000 shares of its common stock in a secondary offering at an offering price of $20.75 per share resulting in net proceeds to the Company of $48.6 million, after deducting underwriting discounts and commissions and issuance costs.

On August 1, 2006, the Company acquired Doradus Technologies, Inc. (“Doradus”), a developer of advanced signal processing products for communications and digital TV applications, for $2.5 million in cash and the assumption of approximately 177,000 options to purchase Ikanos common stock and approximately 178,000 shares of restricted stock.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary which are of a normal and recurring nature (see Note 2. Business Combination for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and six months ended June 30, 2006 and 2005 are unaudited. The interim results presented are not necessarily indicative of results for any subsequent interim period, the year ending December 31, 2006, or any future period.

The unaudited condensed consolidated financial statements include the accounts of Ikanos and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

 As discussed later in Note 3. Share-Based Payment Compensation Expense, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(revised 2004), Share-Based Payment (“SFAS 123 (R)”), on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s loss from operations for the three and six months ended June 30, 2006 includes approximately $1.6 million and $3.6 million in stock-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”), respectively. Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

These unaudited, condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2005 included in the Company’s Annual Report on Form 10-K filed with the SEC. The condensed consolidated balance sheet as of December 31, 2005 has been derived from the audited consolidated financial statements of the Company.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenues and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, Ikanos’ financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, order backlog, customer relationships, trademarks, and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. The Company follows the provisions of SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), under which goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Long-Lived Assets

In accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has not recorded impairment of assets as of June 30, 2006.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, short term investments and accounts receivable. Cash, cash equivalents and short term investments are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments include a diversified portfolio of commercial paper, auction rate certificates and government agency bonds. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 46%, 18% and 14% of accounts receivable at June 30, 2006. Three customers represented 33%, 30% and 30% of accounts receivable at December 31, 2005. The Company reviews credit evaluations of its customers but does not require collateral or other security to support customer receivables. Four customers accounted for 19%, 18%, 26%, and 25% of net revenues for the three months ended June 30, 2006 and 22%, 21%, 29% and 18%, of net revenues for the six months ended June 30, 2006. Three customers accounted for 45%, 34%, and 19% for the three months ended June 30, 2005, and 44%, 25%, and 26%, respectively of net revenues for the six months ended June 30, 2005.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above or other factors.

Net Loss Per Share

Under the provisions of SFAS No. 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net income per share if their inclusion is antidilutive.

The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net loss	$(2,209)	$(436)	$(3,648)	$(4,311)
Weighted average shares outstanding	27,113	1,999	25,758	1,966
Weighted average unvested shares of common stock
subject to repurchase	(30)	(152)	(30)	(152)
Shares used in computing basic net loss per
common share	27,083	1,847	25,728	1,814
Basic and diluted net loss per common share	$(0.08)	$(0.24)	$(0.14)	$(2.38)

The following potential common shares have been excluded from the calculation of diluted net loss per share due to the Company’s net loss and the effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Anti-dilutive securities:
Weighted-average redeemable convertible preferred stock	—	15,312	—	15,312
Warrants to purchase common stock	6	45	6	45
Weighted-average restricted stock units	7	—	9	—
Options to purchase common stock	3,256	3,136	3,256	3,136
	3,269	18,493	3,271	18,493

Note 2.   Business Combinations

On February 17, 2006, the Company completed the NPA acquisition for $32.7 million in cash, including transaction costs of $1.8 million. The acquisition has been accounted for as a purchase business combination. The results of operations from the assets acquired in the NPA acquisition were included in the Company’s Condensed Consolidated Statement of Operations from the date of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the completion of the NPA acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Tangible assets acquired	$7,475
Liability for severance payment assumed	(308)
Goodwill	4,741
Amortizable acquired intangible assets:
Existing technology	4,600
Patents/core technology	2,000
Trademarks	1,000
Customer relationships	3,000
Order backlog	1,200
Non-competition agreement	100
Transition services	1,000
Favorable supply arrangement	5,000
Total acquired intangible assets	17,900
Purchased in-process research and development	2,900
Total purchase price	$32,708

The amount of the total purchase price allocated to the tangible assets acquired of $7.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS No. 141, Business Combinations, Financial Accounting Standards Board Interpretations (“FIN”) No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method (“FIN 4”), and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable purchased intangible assets was determined by a third-party appraisal.

Amortizable Acquired Intangible Assets

Existing Technology: The existing technology comprises products that have reached technological feasibility and includes the Eagle and Fusiv products. The Company valued the existing technology utilizing a discounted cash flow (“DCF”) model, which uses forecasts of future revenues and expenses related to the intangible asset. The Company utilized a discount rate of 20% for existing technology and is amortizing on a straight-line basis the intangible assets over their estimated useful life of three to four years.

Patents/Core Technology: The patents/core technology represents a series of awarded patents, filed patent applications, and core architectures that are used in the products and form a major part of the architecture of both current and planned future releases. The Company valued patents/core technology using the royalty savings method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 2% and a discount rate of 26% for the patents/core technology and is amortizing on a straight-line basis this intangible asset over its estimated useful life of four years.

Trademark: The trademark assets were determined using the royalty savings method, which represents the benefit of owning an intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 0.5% and a discount rate of 22% for the trademark and is amortizing on a straight-line basis this intangible asset over its estimated useful life of three to five years.

Customer Relationships: The customer relationships asset relates to the ability to sell existing and future versions of products to existing customers and has been estimated using the income method. The Company valued customer relationships utilizing a DCF model and a discount rate of 22% and are amortizing on a straight-line basis the intangible asset over its estimated useful life of five years.

Order Backlog: The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. The Company expects these orders to be delivered and billed within three to six months. The order backlog will be amortized in proportion to the value of the backlog shipped and was fully amortized as of the end of the second quarter.

Non-competition Agreement: The Company valued the non-competition agreement with ADI by estimating the effect on our future net revenues and cash flows if a non-compete were not in place, thereby allowing ADI to re-enter the market and compete with us. The Company utilized a discount rate of 22% for the non-compete agreement and is amortizing the intangible asset on a straight-line basis over the three -year term of the agreement.

 Transition Services: The transition services asset represents the $1.0 million of transition services that the Company is entitled to receive from ADI with no obligation to pay and is expected to be fully utilized over nine to twelve months.

Favorable Supply Agreement: The favorable supply arrangement represents a $5.0 million credit for future purchases from a supplier and will be amortized in proportion to the value of related purchases from that supplier, and is expected to be utilized over 9 to 12 months.

Purchased In-process Research and Development: Of the total purchase price, $2.9 million has been allocated to IPR&D, and was expensed in the quarter ended March 31, 2006 which was the quarter of the acquisition, in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF model to value the IPR&D using discount rates ranging from 28% to 35%, depending on the estimated useful life of the technology.

 Goodwill

Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142 goodwill resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company anticipates that none of the $4.7 million of the goodwill recorded in connection with the NPA acquisition will be deductible for income tax purposes.

Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Ikanos and the stand alone business of the network processing and ADSL assets as if the NPA acquisition had occurred as of the beginning of fiscal 2005, after giving effect to certain adjustments, including amortization of intangibles. The IPR&D charge of $2.9 million is not reflected in the information below. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future. (in thousands, except per share amounts):

Year Ended December 31,
2005
Pro forma adjusted total revenue	$138,311
Pro forma adjusted net loss	$(12,324)
Pro forma adjusted net loss per share — basic and diluted	$(0.65)
Pro forma weighted-average basic and diluted shares	19,002

Note 3. Stock-Based Compensation Expense

Changes in Accounting Principle

On January 1, 2006, the Company adopted the SFAS 123(R), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), SFAS 123 (R) supersedes APB No. 25, Accounting for Stock Issued to Employees(“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post adoption share-based payment includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. The fair value of all share-based payment transactions granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for post adoption share-based awards on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering were recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.5 million was reclassified to additional-paid-in-capital. The deferred-stock based compensation as of June 30, 2006 represented the unamortized stock-based compensation which was derived from awards granted prior to the Company’s initial Form S-1 registration statement filed with SEC on June 25, 2004. These awards were valued under the minimum value method and will be amortized over the remaining vesting period.

The adoption of SFAS 123(R) also resulted in a cumulative benefit from accounting change of $638,000 net of tax, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. The fair value of the Company’s stock-based awards was estimated assuming no expected dividends with the following assumptions:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Option Grants:
Expected volatility	64%	90%	63%	90%
Expected dividends	—	—	—	—
Expected term of options (in years)	4.8	4.0	4.8	4.0
Risk-free interest rate	5.0%	3.7%	5.0%	3.9%
ESPP:
Expected volatility	64%	n/a	64%	n/a
Expected dividends	—	n/a	—	n/a
Expected term of ESPP (in years)	1.25	n/a	1.25	n/a
Risk-free interest rate - ESPP	5.0%	n/a	5.0%	n/a

Expected volatility: The expected volatility is based on a blend of the Company’s peer group in the industry in which it does business and the Company’s historical volatility.

Expected term: The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior, and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. 107, Share-Based Payment.

Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption for each group of employees is used as the risk-free interest rate.

Pre-vesting forfeitures: Estimates of pre-vesting option forfeitures are based on Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ. For purposes of calculating pro forma information under SFAS No. 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock Option Plan Activity

A summary of option activity through June 30, 2006 is presented below (in thousands, except per share amounts):

		Weighted- Average Exercise	Weighted- Average Remaining Contractual-	Aggregate Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	3,945	$3.92
Granted	469	17.64
Exercised	(881)	1.78
Forfeited or expired	(277)	6.37
Outstanding at June 30, 2006	3,256	6.28	7.99	$30,476
Exercisable at June 30, 2006	1,299	$2.46	7.17	$16,535

The weighted-average grant date fair value of options granted during the quarter ended June 30, 2006 was $9.95 per option. The total intrinsic value of options exercised during the quarter ended June 30, 2006 was $4.4 million. The weighted-average grant date fair value of ESPP granted during the quarter ended June 30, 2006 was $7.30 per share. Upon the exercise of options and ESPP, the Company issues new common stock from its authorized shares. As of June 30,

2006, there was $9.6 million in compensation cost related to nonvested options not yet recognized and is expected to be recognized over a weighted-average of 2.0 years.

The following table summarizes information about stock options as of June 30, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise Price	of	Exercise Price
Exercise Prices	Options	(Years)	per Share	Options	per Share
$0.48 to $1.08	1,119	6.97	$0.56	833	$0.59
$3.60 to $10.20	1,585	8.29	$6.54	464	$5.78
$12.00 to $22.00	552	9.19	$17.09	2	$12.00
	3,256	7.99	$6.27	1,299	$2.46

A summary of the activity of the Company’s nonvested shares through June 30, 2006 is presented below (in thousands except per share amounts):

Nonvested Shares	Shares	Weighted Average Grant-Date Fair Value
Nonvested at January 1, 2006	12	$14.31
Granted	178	$20.63
Vested	(6)	$14.31
Forfeited	(6)	$20.63
Nonvested at June 30, 2006	178	$20.42

As of June 30, 2006, there was $3.5 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the six months ended June 30, 2006 was $0.2 million.

Pro Forma Disclosure for Three and Six Months Ended June 30, 2005

Pro forma information regarding net loss and net loss per share was required by SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense was amortized using an accelerated method over the vesting terms of the option. Had compensation cost for the Company’s stock-based compensation plans and the ESPP been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts for the three months and six months ended June 30, 2005 indicated below (in thousands, except per share amounts):

	Three Months Ended June 30,	Six Months Ended June 30,
	2005	2005
Net loss, as reported	$(436)	$(4,311)
Stock-based employee compensation included
in net loss as reported, net of related tax effects *	2,213	3,619
Stock-based employee compensation using the
fair value method, net of related tax effects *	(1,617)	(2,941)
Net income (loss), pro forma	$160	$(3,633)
Basic and diluted net loss per common share:
As reported	$(0.24)	$(2.38)
Pro forma	$0.09	$(2.00)

*                    The tax effects on stock-based compensation have been fully reserved by way of a valuation allowance.

Summary of Plans

Amended and Restated 2004 Equity Incentive Plan

On September 21, 2005, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive stock options nonstatutory stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date. The number of shares reserved under the 2004 Plan automatically increases  annually on the first day of the Compay’s fiscal year beginning in 2006 by an amount equal to the lesser of; 4.4% of the outstanding shares on such date or 3.3 million shares or an amount determined by the Board of Directors.

The 2004 Plan provides for the automatic grant of non-statutory stock options to our non-employee directors. Each non-employee director appointed to the board will receive an initial option to purchase 30,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest as to 25% of the shares on the first anniversary of the date of grant and as to 1/48th of the shares each month thereafter, subject to the director continuing to serve as a director on each vesting date. In addition, non-employee directors who have been directors for at least six months will receive a subsequent option to purchase 12,000 shares on the date of each annual meeting of our stockholders. These subsequent option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director continuing to serve as a director on each vesting date. All options granted under these automatic grant provisions have a term of ten years and an exercise price equal to the fair market value of our common stock on the date of grant. As of June 30, 2006, the Company had approximately 772,000 authorized options and awards available for grant and approximately 3,434,000 options and awards outstanding under the 2004 Incentive Plan.

1999 Stock Option Plan

On September 24, 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”) under which 5,716,833 shares of the Company’s common stock were reserved for issuance to employees, directors and consultants. Options granted under the 1999 Plan may be incentive stock options or non statutory stock options. Incentive stock options may only be granted to employees. Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the board of directors. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. Incentive stock options granted to employees who own more than ten percent of the total combined voting power of all classes of stock of the Company terminate five years from the date of the grant. Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date. Upon completion of the Company’s initial public offering in September 2005, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan.

2004 Employee Stock Purchase Plan

On September 21, 2005, the Company adopted the ESPP, upon the closing of its initial public offering. A total of 1,000,000 shares of the Company’s common stock will be made available for sale under the ESPP. All of the Company’s employees are eligible to participate if they are customarily employed by the Company or any participating subsidiary for at least 20 hours per week and more than five months in any calendar year. The Company’s  ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year, except that the first offering period commenced on the first trading day on after the Company’s initial offering and will end on the earlier of (1) the first trading day on or after November 1, 2006 and (2) twenty-seven months after the offering period commences, and the second offering period will commence on the first trading day on or after May 1, 2005. As of June 30, 2006, the Company had approximately 919,000 authorized shares available for grant under the ESPP. The number of shares reserved under the ESPP automatically increases on the first day of the Company’s fiscal year beginning in 2005 through 2014 by an amount equal to the lesser of; 2.5% of the outstanding common shares on such date or 1.5 million shares or by an amount determined by the Board of Directors.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the six months ended 2006 was $2.4 million. The Company has been in full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company is unlikely to recognize excess tax benefits from the stock-based payment for the foreseeable future. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the three and six months ended June 30, 2006 and 2005.

Note 4.   Comprehensive Loss

Other comprehensive loss refers to losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net loss. Comprehensive loss consisted of the following items (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net loss, as reported	$(2,209)	$(436)	$(3,648)	$(4,311)
Other comprehensive loss:
Unrealized loss on investments	(36)	—	(88)	—
Foreign currency translation adjustment	—	(4)	—	(25)
Comprehensive loss	$(2,245)	$(440)	$(3,736)	$(4,336)

Accumulated other comprehensive loss as of June 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Unrealized gain (loss) on investments	$(73)	$15
Cumulative foreign currency translation adjustment	(80)	(80)
	$(153)	$(65)

Note 5.        Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	value
U.S. Treasury and other U.S. government agencies	$11,992	$—	$(73)	$11,919
Auction rate securities	38,337	—	—	38,337
Total short-term investments	$50,329	$—	$(73)	$50,256

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S government agencies	$1,973	$15	$—	$1,988
	$1,973	$15	$—	$1,988

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive loss in stockholders’ equity, net of tax. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

A significant portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified these securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital- Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history of investing in these securities, the Company has been able to sell its holdings of these investments at its discretion. Accordingly, the Company believes that the risk of non-redemption of these investments within a year is minimal.

Note 6.          Inventories

Inventories consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Finished goods	$4,214	$1,955
Work-in-process	4,246	4,762
Purchased parts and raw materials	549	2,408
	$9,009	$9,125

Note 7. Goodwill and Purchased Intangible Assets

SFAS No. 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The carrying amount of intangible assets as of June 30, 2006 is as follows (in thousands):

				Weighted
				average
	Gross Carrying	Accumulated	Net	useful life
	Amount	Amortization	Amount	(Years)
Existing technology	$4,600	$(459)	$4,141	3
Patents/core technology	2,000	(188)	1,812	4
Trademarks	1,000	(80)	920	3
Customer relationships	3,000	(225)	2,775	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(13)	87	1
Transition services	1,000	(485)	515	1
Favorable supply arrangement	5,000	(1,754)	3,246	1
Total acquired intangible assets	$17,900	$(4,404)	$13,496

The amortization of technology is charged to cost of revenues; the favorable supply arrangement is capitalized on to inventory at the time of purchase and is charged to cost of revenues as the related inventory is sold; the amortization of patents is charged to research and development; and the amortization of trademarks, customer relationships, order backlog and non-competition is charged to selling, general and administrative. Transition services are charged to cost of revenues, research and development and/or selling, general and administrative based on the actual services performed.

For the six months ended June 30, 2006, the Company amortized intangibles of $3.9 million to; cost of revenues $1.8 million, research and development $0.5 million, and selling, general and administrative $1.6 million. The remaining amortization of $0.5 million pertaining to the favorable supply agreement was capitalized as inventory and will be charged to cost of revenues as the inventory is consumed or sold.

For the three and six months ended June 30, 2006, the amortization of intangible assets was $3.4 million and $4.4 million, respectively. The estimated future amortization of purchased intangible assets as of June 30, 2006 is as follows (in thousands):

Remaining 2006	$5,048
2007	2,572
2008	2,572
2009	2,251
2010	957
2011	96
$13,496

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 is as follows (in thousands):

June 30,
2006
Beginning balance, as of December 31, 2005	$—
Goodwill recorded in acquisition	4,741
Ending balance, as of June 30, 2006	$4,741

Note 8. Accrued Liabilities and Warranty

Accrued liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
Warranty accrual	$2,006	$2,189
Accrued rebates	2,798	2,909
Accrued compensation and related benefits	3,147	2,919
Accrued accounting and legal	835	813
Other accrued liabilities	4,784	2,454
	$13,570	$11,284

The following table summarizes the activity related to the product warranty liability, which is included within accrued liabilities in the Company’s condensed consolidated balance sheets, at June 30, 2006 and 2005 (in thousands):

	Six Months Ended
	June 30,
	2006	2005
Balance, beginning of period	$2,189	$1,084
Accrual for warranties during the period	312	638
Settlements made during the period	(495)	(86)
Balance, end of period	$2,006	$1,636

Note 9. Commitments and Contingencies

   Lease Obligations

The Company leases office facilities and equipment under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2005 and 2004 was $1,025,000 and $605,000, respectively. The terms of the facility lease provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of June 30, 2006 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total
Remaining 2006	$609	$510	$1,119
2007	903	988	1,891
2008	819	1,038	1,857
2009	187	927	1,114
2010	—	664	664
2011	—	168	168
	2,518	$4,295	$6,813
Less: Amount representing interest	(140)
Present value of minimum lease payments	2,378
Less: Current portion	(1,036)
Obligations under capital lease, net of current potion	$1,342

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the various agreements that include indemnity provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with SFAS No. 5, Accounting for Contingencies.

In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Litigation

The Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.

Note 10.   Borrowings

On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provides the Company the ability to finance up to $5,000,000 of working capital requirements (subject to certain limitations) and $2,000,000 of equipment purchases. The working capital line of credit matures on October 21, 2006 and Silicon Valley Bank’s commitment to extend working capital loans terminates. Borrowings under the agreement are capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. The loan agreement was amended on March 31, 2006. Pursuant to this amendment, the provisions of the loan and security agreement relating to the financial covenant regarding the profitability of Ikanos was amended to exclude stock-based compensation and certain expenses and charges resulting from the NPA acquisition for each of the fiscal quarters in 2006.

As of June 30, 2006, no balance was outstanding under the working capital facility and $1.1 million was outstanding under the equipment financing facility. Interest on borrowings under the working capital line is payable monthly and is calculated at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%, while interest on the equipment financing facility is payable monthly at a fixed rate of interest equal to Silicon Valley Bank’s prime rate plus 1.0%, Interest rates on the amounts drawn under the equipment financing facility range from 6.0% to 6.3%.

Note 11.  Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into in the first quarter of 2006. The consulting agreement was effective as of March 30, 2006. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors, will provide consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. The consulting agreement will expire on December 31, 2006. Prior to this consulting agreement, the Company had a prior agreement with Texan Ventures, LLC entered into on November 7, 2001.

Under the Consulting Agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses. The Company paid Texan Ventures, LLC $9,000 and 18,000 in the three and six months ended June 30, 2006 for consulting services, respectively.

Note 12. Recent Accounting Pronouncements

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income taxes — an interpretation of FAS Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS Statement No. 109, Accounting for Income Taxes.  It  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  It shall be effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.

Note 13.   Significant Customer Information and Segment Reporting

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenues by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sales of semiconductor chipsets.

The following table summarizes net revenues on a percentage basis by geographic region, based on the country in which the customer’s headquarter office is located:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Net revenues:
Japan	37%	78%	43%	69%
Korea	26%	19%	28%	26%
France	26%	2%	19%	2%
Others	11%	1%	10%	3%
	100%	100%	100%	100%

The distribution of long lived assets, net as of June 30, 2006 and 2005 was as follows (in thousands):

	June 30,	December 31,
	2006	2005
Long-lived assets (excluding goodwill):
United States	$9,336	$4,082
Taiwan	3,658	3,329
Other	2,368	973
	$15,362	$8,384

Four customers accounted for more than 10% of the Company’s total revenues in the three and six months ended June 30, 2006 and three customers accounted for more than 10% of the Company’s total revenues in three and six months ended June 30, 2005.  At June 30, 2006 and 2005, three customers accounted for more than 10% of the accounts receivable balance.

Note 14. Subsequent Event

On July 31, 2006, the Company entered into a definitive agreement to acquire Doradus Technology, Inc. (“Doradus”), a private company incorporated in San Jose providing advanced signal processing products for communications and consumer applications, for $2.5 million in cash and the assumption of approximately 177,000 options to purchase Ikanos common stock and approximately 178,000 shares of restricted stock. On August 1, 2006, the Company completed the acquisition of Doradus. The Company acquired Doradus by entering into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company and the holders of the shares of Doradus.  Management is in the process of finalizing the purchase price allocation.

ITEM 2.                    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenues, service revenues, deferred revenues, cost of license revenues as a percentage of license revenues, cost of service revenues as a percentage of service revenues, and operating expenses as a percentage of total revenues; the recording of amortization of acquired technology, share-based payment expense and stock-based compensation; provision for income taxes; the integration of our acquisition of the network processing and ADSL assets of Analog Devices, Inc. (“ADI”); the integration of our acquisition of Doradus Technology, Inc. (“Doradus”); deferred taxes; international expansion; the ability of our products to meet customer demand; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products, or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K filed on February 27, 2006.

Overview

We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over carriers’ existing copper lines. We have developed these semiconductors using our proprietary semiconductor designs, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. In the first quarter of 2006, we acquired network processing and ADSL assets from ADI, which we refer to as the NPA acquisition, and began deriving revenues relating to network processing and ADSL products in the first quarter of 2006. In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications. We offer multiple product lines that are designed to address different segments of the fiber-fast broadband communications semiconductor market for both carrier networks and subscriber premise equipment. We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers are original equipment manufacturers (“OEMs”) who in turn sell our chipsets as part of their product solutions to carriers.

We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, we have experienced significant net revenue growth, primarily due to a rapid rise in deployments of our products in Japan and Korea. Our net revenues have increased from $29.0 million in 2003 to $85.1 million in 2005. Our net revenues, however, can fluctuate significantly on a quarterly basis. For instance, in the first quarter of 2005, our net revenues decreased $6.2 million or 33% from the fourth quarter of 2004, yet in the second quarter of 2005, our net revenues increased $7.0 million or 57% from the first quarter of 2005. Quarterly fluctuations in net revenues are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. We believe that our rate of growth in net revenues in the last four quarters ended June 30, 2006 may be in excess of carrier deployments. The net revenue growth rates in each of the last four fiscal quarters were 15%, 26%, 14% and 30% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

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

On February 17, 2006, we completed the NPA acquisition for approximately $32.7 million in cash. This acquisition enables us to enter the growing residential gateway semiconductor market. This acquisition has diversified our product offerings and allow us to sell into new markets worldwide. As a result of the NPA acquisition, we expect to incur significant additional expenses related to the addition of employees and related expenses of developing and marketing related products as well as  non-cash acquisition-related charges.

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

In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications. This acquisition will enable us to expand our offering of triple play products. Doradus stockholders are entitled to receive approximately $2.5 million in cash. In addition, the restricted stock and options of certain Doradus stock and option holders were assumed by Ikanos and converted into approximately 178,000 shares of restricted stock and approximately 177,000 options to purchase shares of Ikanos common stock. As a result of the Doradus acquisition, we expect to incur additional expenses related to the addition of employees and related expenses of developing and marketing related products as well as non-cash acquisition-related charges.

Net loss.   As of June 30, 2006, we had an accumulated deficit of $90.2 million and a total stockholders’ equity of $154.2 million. For the three month period ended June 30, 2006 as compared to the three month period ended June 30, 2005, our net loss increased primarily because cost of revenues as a percentage of revenue increased. This occurred even though our net revenues increased and our research and development and selling, general and administrative expenses decreased as a percentage of net revenues. The three month period ended June 30, 2006 included amortization of acquired intangible assets and fair value adjustment of acquired inventory.

Net revenues. Our net revenues are primarily derived from sales of our chipset products. Net revenues from product sales are generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase net revenues is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers.

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

Historically, a small number of customers have accounted for a substantial portion of our net revenues, and we expect that significant customer concentration will continue for the foreseeable future. We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenues in the foreseeable future. The following OEMs accounted for more than 10% of our net revenues for the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Three Months Ended June 30,		Six Months Ended June 30,
OEM Customer	Sales Representative	2006	2005	2006	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	19%	45%	22%	44%
Sumitomo Electric Industries, Ltd.	Altima	18%	34%	21%	25%
Sagem	Sagem	25%	n/a	18%	n/a
Dasan	Uniquest	9%	17%	14%	21%

Moreover, through the NPA acquisition, we expect to continue to sell network processing and ADSL products to the existing customer base for these products. The SAFRAN Group, of which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the 12 months ended October 29, 2005.

Historically, substantially all of our sales are to customers outside the United States. Sales to customers in Asia accounted for 69% and 98% for the three months ended June 30, 2006 and 2005, respectively. We anticipate that a majority of our net revenues will continue to be represented by sales to customers outside the United States.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for, inventories, income taxes, accounting for impairment of goodwill, acquisitions, and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2005, and have not changed materially as of June 30, 2006 with the exception of the following:

Accounting for Impairment of Goodwill

During the fourth quarter of 2006 we will assess the fair value of the goodwill that resulted from the NPA acquisition of ADI for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets (“SFAS 142”), which requires that goodwill be tested for impairment at the “reporting unit level” and more frequently upon the occurrence of certain events, as defined by SFAS 142. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determine that goodwill may have been impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

Acquisitions

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (“IPR&D”) based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include but are not limited to future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position, as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with the provisions of SFAS No. 123(revised 2004), Share-Based Payment (“SFAS 123 (R)”). Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical and market-based implied volatilities of our stock price. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates are able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12 to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain financial data for the three and six months ended June 30, 2006 and 2005 as a percentage of total net revenues:

	Three Months		Six Months
	Ended June 30,		Ended June 30,
	2006	2005	2006	2005
Net revenues	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenues	60	46	57	48
Research and development	33	36	35	43
Selling, general and marketing	15	21	15	24
Common stock offering expenses	—	—	1	—
Total costs and operating expenses	108	103	108	115
Loss from operations	(8)	(3)	(8)	(15)
Interest income, net	3	1	2	1
Loss before provision for income taxes	(5)	(2)	(6)	(14)
Provision for income taxes	—	—	—	—
Loss before cumulative effect of change in accounting principle	(5)	(2)	(6)	(14)
Cumulative effect of change in accounting principle, net of tax	—	—	1	—
Net loss	(5)%	(2)%	(5)%	(14)%

Net Revenues

The following sets forth, for the periods indicated, our net revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Net Revenues	$41,192	$19,243	114%	$77,017	$31,529	144%

Net revenues increased to $41.2 million and $77.0 million for the three and six months ended June 30, 2006, respectively, as compared to $19.2 million and $31.5 million for the three and six months ended June 30, 2005, respectively. The $22.0 million or 114% increase for the three months ended June 30, 2006 and the $45.5 million or 144% increase for the six months ended June 30, 2006 as compared to the same periods in 2005 were primarily due to increased port shipments of broadband chipsets offset by decreases in average selling prices per port of such chipsets, and revenue from the sales of products from the NPA acquisition, which was completed on February 17, 2006.  Net revenues for the three months ended June 30, 2006 from the acquired ADI business were approximately 32% of total net revenues of which 24% is related to network processing and associated ADSL chipsets and the remainder is related to ADSL broadband only chipsets.

Cost of Revenues

The following sets forth, for the periods indicated, our cost of revenues (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Cost of revenues	$25,076	$8,841	184%	$43,636	$15,096	189%

Our cost of revenues consists primarily of silicon wafers purchased from third-party foundries.  In addition, cost of revenues includes third-party costs associated with assembling, testing, and shipping of our semiconductors and includes accruals for estimated warranty obligations and write-downs of excess, obsolete inventories, stock-based compensation expenses and amortization of acquisition-related intangibles. Cost of revenues increased to $25.1 million for the three months ended June 30, 2006 as compared to $8.8 million for the three months ended June 30, 2005, representing 60% and 46% of net revenues for those periods, respectively. Cost of revenues increased to $43.6 million for the six months ended June 30, 2006 as compared to $15.1 million for the six months ended June 30, 2005, representing 57% and 48% of net revenues for those periods, respectively. The $16.2 million or 184% increase and $28.5 million or 189% increase for the three and six months ended June 30, 2006, respectively, compared to the same periods in 2005 were primarily due to higher volumes of products shipped including a full quarter of costs of products sold related to the NPA acquisition. Gross margin was 39% for the three months ended June 30, 2006 as compared to 54% for the three months ended June 30, 2005 and 43% for the six months ended June 30, 2006 as compared to 52% for the six months ended June 30, 2005. The decreases in gross margin percentage are primarily from a product mix change as we began selling products from the NPA acquisition in February 2006, as well as price decreases in excess of cost decreases on our broadband chipsets. In addition, in the three months ended June 30, 2006, in connection with the NPA acquisition, we charged to cost of revenues $1.7 million related to the amortization of intangibles, including $1.2 million related to the favorable supply agreement. We also charged to cost of revenues $0.7 million related to the fair value adjustment to the acquired inventory. Actual purchase price reductions from the favorable supply agreement amounted to $1.7 million. The $0.5 million difference has been capitalized on to inventory and will be charged to cost of revenues as the inventory is sold.

Research and Development

The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Research and development	$13,429	$6,853	96%	$27,099	$13,423	102%

Our research and development expenses consist primarily of payroll and related personnel costs, engineering services and support from third-party foundries and depreciation. In addition, there are substantial charges related to the amortization of intangible assets related to the NPA acquisition and charges related to stock-based compensation. Research and development expenses increased to $13.4 million for the three months ended June 30, 2006 as compared to $6.9 million for the three months ended June 30, 2005, representing approximately 33% and 36% respectively, of net revenues for those periods. Personnel cost increased by almost $2.0 million due to our growth, including the addition of personnel that resulted from the NPA acquisition. Outside engineering service and support costs increased by $2.2 million, of which tapeout expenses were $1.4 million. Depreciation increased by approximately $0.6 million as our asset base grew. In addition, the amortization of intangibles related to the NPA acquisition amounted to $0.2 million. Charges for stock-based compensation were $1.0 million in the three months ended 2006 versus $1.1 million for the three months ended 2005. Research and development expenses were $27.1 million for six months ended June 30, 2006 versus $13.4 million for the six months ended June 30, 2005. The 102% increase is attributable to higher personnel costs (approximately $4.0 million), higher outside engineering service and support costs (approximately $4.0 million, of which tapeout expenses were $2.8 million), higher facilities costs (approximately $0.8 million) and increased depreciation (approximately $1.0 million). In connection with the NPA acquisition in the first quarter of 2006, we expensed $2.9 million of IPR&D. We incurred stock-based compensation expense associated with research and development personnel of $1.9 million and $1.7 million in the six months ended June 30, 2006 and 2005, respectively. The amortization of intangibles was $0.4 million for the six months ended June 30, 2006.

Selling, General and Administrative

The following sets forth, for the periods indicated, our selling, general and administrative expenses (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Selling, general and administrative	$6,131	$4,075	50%	$11,695	$7,506	56%

Selling, general and administrative expenses were $6.1 million for the three months ended June 30, 2006 as compared to $4.1 million for the three months ended June 30, 2005, an increase of $2.0 million, or 50%. Payroll and related costs and outside services increased due to the effects of the NPA acquisition and normal growth. The amortization of intangibles was $1.0 million, but was somewhat offset by lower stock-based compensation charges. Stock-based compensation expense associated with sales, marketing and administrative personnel was $0.6 million for the three months ended June 30, 2006 as compared to $1.3 million for the three months ended June 30, 2005. Expenses for the six months ended June 30, 2006 were $11.7 million compared to $7.5 million for the six months ended June 30, 2005. The 56% increase is attributable to higher payroll and related costs and higher costs related to both the NPA acquisition and our follow-on offering, which occurred during the first quarter of 2006. The amortization of the NPA-related intangibles amounted to $1.6 million. Stock-based compensation costs were $1.6 million for the six months ended June 30, 2006 versus $2.1 million for the six months ended June 30, 2005.

Common Stock Offering Expense

Common stock offering expenses for the three and six months ended June 30, 2006 were $0 and $1.0 million compared to $0 for the comparable 2005 periods. These expenses relate to the proportionate share of expenses incurred by us on behalf of the selling stockholders.

Interest Income, net

The following sets forth, for the periods indicated, our interest income, net  (in thousands, except percentages):

	Three Months Ended			Six Months Ended
	June 30,			June 30,
	2006	2005	Change	2006	2005	Change
Interest income, net	$1,345	$90	1,394%	$2,304	$185	1,145%

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest expense. Interest income, net increased to $1.3 million for the three months ended June 30, 2006 as compared to $0.1 million for the three months ended June 30, 2005. Interest  income, net, increased to $2.3 million for the six months ended June 30, 2006 as compared to $0.2 million for the six months ended June 30, 2005. The increases for both periods were due to interest earned on higher average cash, cash equivalents and short term investment balances that resulted from our common stock offerings and cash provided by operations. These increases were partially offset by cash paid for the NPA acquisition during the first quarter of 2006.

Income Tax Provision

We recorded an income tax provision of $0.1 million and $0 for the three months ended June 30, 2006 and 2005, respectively, representing effective tax rates of 5.2% and 0% respectively.  For the six months ended June 30, 2006 and 2005, we recorded income tax provision of $0.2 million and $0, respectively, representing effective tax rates of 5.5% and 0%, respectively.  Our effective tax rate for the remainder of 2006 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Cumulative Effect of Change in Accounting Principle

In the three and six months ended June 30, 2006 the adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of $638,000 net of tax, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $112.9 million at June 30, 2006 from $ 93.9 million as of December 31, 2005,  an increase of $19.0 million. This increase was primarily due to the $48.6 million of net proceeds raised in our follow-on offering and $7.4 million generated from operations, and was partially offset by the completion of the NPA acquisition for $32.7 million. We believe there will be additional working capital requirements to fund and operate the networking processing and ADSL business we acquired from ADI as well as additional requirements to fund and operate our existing business prior to the NPA Acquisition. We expect to finance our operations primarily through operating cash flows and existing cash balances.

We expect to grow our operating expenses as we continue to execute our business strategy. This increase in operating expenses may not result in an increase in our net revenues and our anticipated net revenues may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash and cash equivalents.

As of June 30, 2006, we have funded our operations primarily through cash from private and  public offerings of our common stock, the collection of accounts receivable from our customers, and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses and operating expenses such as tape outs and tape out related costs, marketing programs, travel, professional services and facilities and related costs. We have also used cash to acquire businesses and technologies to expand our product offerings.

Operating Activities

During the six months ended June 30, 2006, we generated $7.4 million of net cash from operating activities as compared to net cash used by operating activities of $2.4 million during the six months ended June 30, 2005. The net cash generated during the six months ended June 30, 2006 resulted from a net loss of $3.6 million that was offset by $3.6 million of non-cash charges for amortization of stock-based compensation, $2.9 million for in-process research and development, $3.9 for amortization of purchased intangibles and $2.6 million for depreciation of property and equipment. In addition, cash was used in operating activities to fund increases in accounts receivable of $11.9 million due primarily to the increase payment terms and higher revenues, which was partially offset by an increase in accounts payable and accrued liabilities of $3.1 million due to timing of inventory purchases. We anticipate that accounts receivable, inventory and accounts payable will increase. Our operating cash flows will also be impacted in the future based on the timing of cash receipts from our customers and payments to our vendors by the nature of vendor arrangements and management’s assessment of our cash inflows.

Investing Activities

Our investing activities used net cash of $86.8 million in the six months ended June 30, 2006 as compared to $850,000 during the six months ended June 30, 2005. Cash used in investing activities in the six months ended June 30, 2006  related primarily to the NPA acquisition of $32.7 million,  the purchase of property and equipment of $5.7 million and the net purchase of short-term investments totaling $48.4 million. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $50.1 million in the six months ended June 30, 2006 as compared to $266,000 used in during the six months ended June 30, 2005. Cash generated by financing activities during the six months ended June 30, 2006 was primarily due to the completion of our follow-on offering in which we raised $48.6 million of net proceeds and we intend to use the balance of the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Line of Credit

On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for an up to $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of June 30, 2006, we had no balance outstanding under the revolving line of credit and $1.1 million outstanding under the equipment financing facility which bear interest rates from 6.0% to 6.3%.

The revolving line of credit can be used to (1) borrow revolving loans for working capital requirements, (2) issue letters of credit, (3) enter into foreign exchange forward contracts and (4) support cash management services. Revolving loans will bear interest at a floating rate of interest equal to Silicon Valley Bank’s prime rate plus 0.5%. Equipment loans bear interest at a fixed rate of interest equal to Silicon Valley Bank’s prime rate at the time of borrowing plus 1.0%. So long as the amount of our unrestricted cash and cash equivalents less outstanding indebtedness under the loan and security agreement exceeds $35.0 million, a maximum of $5.0 million will be available for borrowing under the revolving line of credit. Otherwise, the maximum amount available for borrowing under the revolving line of credit is an amount equal to the lesser of $5.0 million or 80% of our accounts receivable eligible under the terms of the loan and security agreement.

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

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations if any will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of net revenues growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies except as noted below, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Other Uses of Cash

In February 2006, in connection with the NPA acquisition, we used approximately $32.7 million in cash as part of the consideration. In August 2006, in connection with the Doradus acquisition, we used approximately $2.5 million in cash as part of the consideration. A portion of our cash may be further used to acquire or invest in other businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Contractual Commitments

We lease certain office facilities and equipment under non-cancelable operating leases. See Note 8 to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. The following table summarizes our contractual obligations at June 30, 2006 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Period
			2007 and	2009 and	2011 and
	Total	2006	2008	2010	Thereafter
Operating lease payments	$4,295	$510	$2,026	$1,591	$168
Capital lease obligations	2,378	560	1,631	187	—
Notes payable	1,082	354	728	—	—
Inventory purchase obligations	8,086	8,086	—	—	—
Other obligations	1,150	400	750	—	—
	$16,991	$9,910	$5,135	$1,778	$168

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

On August 1, 2006, we completed the acquisition of Doradus pursuant to a merger agreement under which payment of $2.5 million in cash will be made in the third quarter of 2006.

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of December 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of June 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2011. Future minimum lease payments under our operating leases as of June 30, 2006 are detailed previously in “Liquidity and Capital Resources - Contractual Commitments”.

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant and we are unable to estimate the maximum potential impact of these indemnification provisions on our future consolidated results of operations.

ITEM 3.                    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of June 30, 2006, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities and commercial paper. All investments are carried at market value, which approximates cost.

As of June 30, 2006 we had cash, cash equivalents and short term investments totaling $112.9 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates will reduce future investment income.

 On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for an up to $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of June 30, 2006, we had no balance outstanding under the revolving line of credit and $1.1 million outstanding under the equipment financing facility which have fixed interest rates from 6.0% to 6.3%. Due to the fixed nature of the equipment facility interest rates, we are not exposed to interest rate risk on our loan arrangements, at this time.

If we were to borrow in the future under the revolving line of credit, we would be exposed to interest rate risks, as revolving loans will bear interest based on a floating rate equal to Silicon Valley Bank’s prime rate plus 1.00%. The company has no plans to borrow against this line in the near future. On October 21, 2006, the revolving line of credit matures and Silicon Valley Bank’s commitment to extend revolving loans terminates

Foreign Currency Risk

Our net revenues and our costs, including subcontractor manufacturing expenses, are denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures. Our management evaluated, with the participation of our Chief Executive Officer and our Chief Financial Officer, the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and our Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Securities Exchange Act of 1934 (i) is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and (ii) is accumulated and communicated to Ikanos’ management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Our disclosure controls and procedures are designed to provide reasonable assurance that such information is accumulated and communicated to our management. Our disclosure controls and procedures include components of our internal control over financial reporting.

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any material litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 1A.  RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other filings with the SEC, including our Annual Report on Form 10K for the year ended December 31, 2005 and subsequent reports on Forms 10-Q and 8-K, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Ikanos, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history and our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, we have experienced high growth rates in our net revenues in recent fiscal quarters. We do not expect similar net revenues growth rates in future periods.

We have a limited operating history which makes it difficult to evaluate our prospects. While our commercial operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly net revenues and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the quarter ended March 31, 2005, our net revenues decreased by $6.2 million, or 33.4%, from the previous quarter, ended December 31, 2004, but then increased by $7.0 million, or 56.6%, in the next quarter, ended June 30, 2005. Quarterly fluctuations in revenue are typical in our industry, and are likely to continue in the future. Quarterly fluctuations in net revenues are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.  In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, changes in the mix of products we develop, acquire and sell as well as those identified throughout this “Risk Factors” section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance. In addition, in our last four fiscal quarters ended June 30, 2006, our net revenues has grown 15%, 26%, 14% and 30% quarter over quarter. We do not expect similar net revenue growth rates in future periods.

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

The net revenues from the acquired business have been highly concentrated among customers. We did not have a prior relationship with many of these customers. The success of our business is dependent in part upon our ability to develop strong relationships with these customers and for the customers to continue to order network processing products from us.

The NPA business relies on a limited number of suppliers for certain key components and materials. We are currently engaged in efforts to ensure a continuing supply of certain key components and materials from such suppliers and if these suppliers are unable to supply us with components and materials in the volumes we require, at the costs we have budgeted or in the timeframes we have requested, our financial results will be negatively impacted. We recently have experienced increased costs inherited from the NPA business and this may continue. Further, if we do not obtain the components and materials as needed or the costs as budgeted to meet customer demand, customer relationships may be harmed, and this could impact our future business and financial results.

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

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to generate sufficient net revenues in the future to achieve or sustain profitability.

Since inception, we have only been profitable in the third and fourth fiscal quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred a significant loss our most recent quarter. As a result of the NPA acquisition, we expect to experience a net loss in 2006 primarily relating to non-cash acquisition-related charges. As of June 30, 2006, we had an accumulated deficit of $90.2 million. To achieve profitability again, we will need to generate and sustain higher net revenues while maintaining reasonable cost and expense levels. We expect to increase expense levels to support increased research and development efforts related to new and existing product development, to increase sales and marketing efforts, and to support administrative efforts related to costs of being a public company and managing an increasing complex business, as well as to support the recently acquired NPA assets. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any shortfall of sales. Although we have achieved profitability in the last two quarters of 2005, we may not be able to achieve or sustain profitability on a quarterly or an annual basis in the future.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our net revenues and our operating results will be harmed.

We currently expect our chipsets to account for substantially all of our net revenues for the foreseeable future. We began deriving revenues in the first quarter of 2006 from products related to the NPA acquisition. If we are unable to develop new products or successfully integrate the newly acquired products to meet our customers’ demand in a timely manner or demand for our chipsets declines or fails to grow as a result of competition or technological changes, it would harm our business. The markets for our products are characterized by frequent introduction of new chipsets, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our net revenues would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

The average selling prices of our products are subject to rapid declines, which may harm our net revenues and profitability.

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

Because we depend on a few significant customers for a substantial portion of our net revenues, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our net revenues and harm our business.

We derive a substantial portion of our net revenues from sales to a relatively small number of customers. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following OEM customers accounted for more than 10% of our net revenues for any one of the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Three Months Ended June 30,		Six Months Ended June 30,
OEM Customer	Sales Representative	2006	2005	2006	2005
NEC Corporation (Magnus)	NEC Corporation (USA)	19%	45%	22%	44%
Sumitomo Electric Industries, Ltd.	Altima	18%	34%	21%	25%
Sagem	Sagem	25%	n/a	18%	n/a
Dasan	Uniquest	9%	17%	14%	21%

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our net revenues in 2006 and in the foreseeable future. In addition, we expect to continue to sell the network processing and ADSL broadband products acquired in the NPA acquisition to the existing customer base for these products. The SAFRAN Group of, which Sagem Communication is a subsidiary, represented 73% of net sales for the acquired business for the twelve months ended October 29, 2005. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our chipset products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of fiber-fast broadband services would adversely affect our product sales and business.

In addition, our relationships with some of our larger OEM customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing OEM customers, we have offered and may continue to offer certain customers favorable prices on our products. If these prices are lower than the prices paid by our existing OEM customers, we may have to offer the same lower prices to certain of our customers. In that event, our average selling prices would decline. The loss of a key customer, a reduction in sales to any major customer or our inability to attract new significant customers could harm our business.

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

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Seven outside factory subcontractors located in Taiwan, Austria, Malaysia, Singapore, Korea and China manufacture, assemble and test all of our semiconductor devices in current production, two of which are also our wafer foundries. In addition, in connection with the NPA acquisition, ADI did not have any specific supply contracts, thus will need to form relationships with the suppliers of key components for network processing and ADSL products. We do not have existing relationships with some of these suppliers and have no assurances from the suppliers that these suppliers will continue to provide manufacturing services under the same or similar terms as they had done prior to the NPA acquisition. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems at our subcontractors’ facilities. Furthermore, our costs for manufacturing services or components have increased without significant notice. In the future, if any of these events occur, or if these facilities suffer any damage, power outages, financial difficulties or any other disruption, we may be unable to meet our customer demand on a timely basis, or at all, and we may be required to incur additional costs and may need to successfully qualify an alternative facility in a timely manner in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products and our costs of revenues may increase. If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in 2003 and the first nine months of 2004 as well as the second half of 2005 and the first half of 2006, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for our OEM customers’ products increased significantly and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

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

•                  purchase of testing equipment for specific use at our subcontractors’ facilities;

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

If our subcontractors’ manufacturing facilities do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed and, if this were to occur, our net revenues and operating results could decline and our cost of revenue as a percentage of net revenues could increase.

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be stopped or suspended. Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. It is not uncommon for yields in semiconductor fabrication facilities to decrease in times of high demand, in addition to reduced yields that may result from normal wafer lot loss due to workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand. Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct. In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors’ wafer foundries are increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. Conversely, unexpected yield improvements could result in us holding excess inventory that would also negatively impact our gross margins. In addition, manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, our reputation would be harmed and our net revenues and operating income could decline and our cost of revenue as a percentage of net revenues could increase.

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

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our net revenues.

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

Many of our competitors operate their own fabrication facilities or have stronger manufacturing partner relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband or network processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our net revenues may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the carrier services addressed by our products, which could adversely affect our product sales and business.

Our net revenues are dependent on the increase in demand for carrier services that use integrated residential gateways. Residential gateways compete against a variety of different data transmission technologies, including other DMT-based technologies, cable modem and satellite and other wireless technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over, the fiber-fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

Our future success depends to a significant extent upon the continued service of our key personnel, including our President and Chief Executive Officer, Rajesh Vashist, and our other senior executives and key technical personnel. Except for Mr. Vashist, we do not have employment agreements with any of these executives or any other key employees that govern the length of their service. The loss of the services of Mr. Vashist or other senior management or technical personnel could harm our business. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a general manager. Competition for these employees is intense. Stock options and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in August 2006 we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications for approximately $2.5 million in cash and the assumption of approximately 177,000 options to purchase Ikanos common stock and approximately 178,000 shares of restricted stock. Any future acquisition, partnership joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

We design our products to conform to regulations established by governments and to standards set by industry standards bodies such as The American National Standards Institute and The Committee T1E1.4 in North America, European Telecommunications Standards Institute in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. worldwide. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our sales and operating results would suffer.

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

After we have delivered a product to an OEM customer, the OEM will usually test and evaluate our product with its carrier customer prior to the OEM completing the design of its own equipment that will incorporate our product. Our OEM customers and the carriers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate net revenue from these products. It is possible that we may never generate any net revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increases the risk that an OEM customer or carrier will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or carrier could cause us to not achieve anticipated net revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or carrier reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

As our international manufacturing, sales and research and development operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 98% of our net revenue for the three months ended June 30, 2006 and 99% of our net revenue for the three months ended June 30, 2005 was derived from sales to customers outside the United States. Additionally, 99% of the net sales for the twelve-month period ended October 29, 2005 of the network processing business we acquired in the NPA acquisition were derived from sales to customers outside of the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Sales to customers located in Asia accounted for 69% of our net revenue for the three months ended June 30, 2006 and 98% for the three months ended June 30, 2005. Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia. Fluctuations in or a plateau of new subscribers in Asia could impact our net revenues and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our net revenues to decline.

We are in the process of implementing a new ERP system, which could disrupt our operations, negatively impact our sales volume and net revenue and adversely affect our ability to integrate the assets we acquired in the NPA acquisition.

In January 2006, we completed the first of many phases of a new comprehensive enterprise resource planning, or ERP, information system to manage our business operations, and subsequent enhancements to this new system could disrupt our operations. We are currently in the process of implementing the second phase of the ERP information system, which we expect to complete in the third quarter of 2006. We have experienced difficulties in the past in implementing new information systems. The process of implementing new information systems could also adversely impact our ability to do the following in a timely manner:

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

Fluctuations in exchange rates between and among the Japanese yen, the Korean won, the Indian rupee, the U.S. dollar, the Canadian dollar and the Euro, as well as other currencies in which we do business, may adversely affect our operating results.

We transact business in an international environment. As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee, Canadian dollar and the Euro. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

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

We have historically derived a substantial amount of our net revenues from Asia, and with the NPA acquisition, a majority of our network processing revenue from a single customer in Europe. If we fail to diversify the geographic sources and customer base of our net revenue in the future, our operating results could be harmed.

A substantial portion of our net revenue is derived from sales into Japan, Korea and France, and our net revenues has been heavily dependent on developments in these markets. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Asia and France. While part of our strategy is to continue to diversify the geographic sources and customer base of our net revenue, our failure to successfully penetrate markets outside of Japan, Korea and France, and to successfully diversify our customer base could harm our business and operating results.

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

We need to attract and retain key employees in our finance department. If we fail to do so our ability to meet reporting and compliance regulations could be affected.

In the second quarter of 2006, the employment of several key employees in our finance department terminated. We are currently in the process of hiring key financial personnel. Without gaining additional key employees in our finance department our ability to meet reporting and compliance regulations may be negatively impacted, which could harm the ability to operate our business as a public company and investors’ may lose confidence in our ability to operate in compliance with existing internal controls rules and regulations, either of which could result in a decline in our stock price.

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

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to our foreign operations and the amount and timing of inter-company payments from our foreign operations subject to U.S. income taxes related to the transfer of certain rights and functions.

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

As of June 30, 2006, we had approximately 27,239,000 shares of common stock outstanding. Of these shares, 6,400,000 were sold in our initial public offering in September 2005 and an additional 2,500,000 were recently sold in a follow-on public offering, all of which are freely tradable under federal and state securities laws without further registration under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally will be available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Our directors, executive officers and their affiliated entities beneficially own over 25% of our outstanding common stock. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders, including electing directors and approving mergers or other business combination transactions. This concentration of ownership may also discourage, delay or prevent a change in control of our company, which could deprive our stockholders of an opportunity to receive a premium for their stock as part of a sale of our company and might reduce our stock price. These actions may be taken even if they are opposed by our other stockholders, including those who purchase shares in this offering.

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

ITEM 2.                    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Our first registration statement, which we filed on Form S-1 (File No. 333-113880) under the Securities Act, was declared effective by the SEC in connection with our initial public offering of our common stock, par value $0.001, in September 2005. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $67.9 million from our initial public offering. To date, we estimate that we have used approximately $32.7 million of the proceeds for NPA acquisition. The remainder of the net proceeds of the offering has been applied to temporary investments.

The SEC declared our second registration statement, which we filed on Form S-1 (File No. 333-132067), under the Securities Act,  in connection with a public offering of our common stock, par value $0.001, effective in March 2006. Citigroup and Lehman Brothers acted as the lead underwriters of the offering. A total of 5,750,000 shares of common stock were sold in the offering at $20.75 per share. 2,500,000 of the shares of common stock were sold by us and 3,250,000 of the shares of common stock were sold by selling stockholders. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $48.6 million from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more. To date, we used approximately $2.5 million of the net proceeds of the offering to fund Doradus acquisition, and the remainder of the net proceeds has been applied to temporary investments.

ITEM 4.                  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted to the stockholders at our Annual Meeting of Stockholders held on June 13, 2006. Votes were cast representing 19,460,299 shares out of 26,993,723 outstanding shares. This represents 72% participation. Each of the matters was approved by the requisite vote.

(a)          The following individuals were re-elected to the Board of Director for three-year terms as Class I directors:

	Votes	Votes
	For	Withheld
Michael Goguen	18,758,247	702,052
G. Venkatesh	18,714,978	745,321

Our board of directors currently consists of six members, who are Danial Faizullabhoy, Michael Goguen, Michael Gulett, Paul Hansen, Rajesh Vashist and G. Venkatesh. Our Board of Directors is divided into three classes, with each director serving a three-year term and one class being elected at each year’s annual meeting of stockholders. Messrs. Faizullabhoy and Gulett are ‘‘Class II’’ directors whose term expires at our annual meeting of stockholders in 2007. Messrs. Vashist and Hansen are ‘‘Class III’’ directors whose term expires at our annual meeting of stockholders in 2008.

(b)         To ratify the appointment of PricewaterhouseCoopers LLP as our independent registered public accounting firm for the year ending December 31, 2006.

Affirmative Votes	19,440,399
Negative Votes	14,550
Votes Abstain	5,350
Broker Non-Votes	—

ITEM 6.                    EXHIBITS

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEMS 3 and 5 are not applicable and have been omitted.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICAITONS, INC.

August 16, 2006	/s/ Rajesh Vashist
Rajesh Vashist
President, Executive Officer and Chairman of the Board
(Principal Executive Officer)

August 16, 2006	/s/ Daniel K. Atler
Daniel K. Alter
Vice President and Chief Financial Officer
(Principal Financial Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2006

Exhibit No.	Description
10.1*	Amended and Restated 1999 Stock Option Plan.

10.2*†	Amendment to 2006 Sales Compensation Plan for Vice President of Worldwide Sales.

10.3	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.4	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.5

French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.5.1

Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.6	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.6.1

Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.7	India Sub-Plan. Incorporated by reference to Exhibit 10.4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.7.1

Form of Restricted Stock Unit Agreement for Employees in India. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.7.2

Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*                    Filed herewith.

†                     Confidential treatment has been requested as to certain portions of this exhibit.