Form 10-Q
period 2006-10-01
IKANOS COMMUNICATIONS
filed 2006-11-15
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒        Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended October 1, 2006

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:                           ☒  Yes ☐  No

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                   Accelerated filer  ☐                             Non-accelerated filer  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).      ☐    Yes  ☒ No

As of October 31, 2006, there were 27,626,729 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

IKANOS COMMUNICATIONS, INC.

PART I:                           FINANCIAL INFORMATION

ITEM 1.                             FINANCIAL STATEMENTS

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 30,	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$52,591	$91,932
Short-term investments	58,879	1,988
Accounts receivable, net	27,658	11,015
Inventories	11,884	9,125
Prepaid expenses and other current assets	3,007	2,235
Total current assets	154,019	116,295
Property and equipment, net	19,439	8,384
Intangible assets, net	12,423	—
Goodwill	4,800	—
Other assets	753	916
Total assets	$191,434	$125,595

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,361	$8,371
Accrued liabilities	17,553	11,284
Capital lease obligations, current portion	874	315
Notes payable, current portion	906	698
Total current liabilities	36,694	20,668
Capital lease obligations	1,189	223
Notes payable	—	728
Total liabilities	37,883	21,619
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock	—	—
Common stock	28	24
Additional paid-in capital	246,759	195,398
Warrants	914	914
Notes receivable from stockholders	(19)	(19)
Deferred stock-based compensation	(256)	(5,699)
Accumulated other comprehensive loss	(86)	(65)
Accumulated deficit	(93,789)	(86,577)
Total stockholders’ equity	153,551	103,976
Total liabilities and stockholders’ equity	$191,434	$125,595

See accompanying notes to these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

 (In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenue	$36,670	$25,010	$113,687	$56,539
Costs and operating expenses:
Cost of revenue (1)	23,051	10,950	66,687	26,046
Research and development (2)	12,912	7,108	40,011	20,530
Selling, general and administrative (3)	5,825	3,958	17,520	11,465
Common stock offering expenses	—	—	954	—
Total cost and operating expenses	41,788	22,016	125,172	58,041
Operating income (loss)	(5,118)	2,994	(11,485)	(1,502)
Interest income, net	1,484	77	3,788	262
Income (loss) before provision for income taxes	(3,634)	3,071	(7,697)	(1,240)
Provision for (benefit from) income taxes	(70)	—	153	—
Income (loss) before cumulative effect of change in accounting principle	(3,564)	3,071	(7,850)	(1,240)
Cumulative effect of change in accounting principle, net of tax	—	—	638	—
Net income (loss)	$(3,564)	$3,071	$(7,212)	$(1,240)
Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.13)	$0.17	$(0.30)	$(0.44)
Cumulative effect of change in accounting principle, net of tax	—	—	0.03	—
Net income (loss) per share	$(0.13)	$0.17	$(0.27)	$(0.44)
Weighted average number of shares	27,368	18,074	26,234	2,803

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.13)	$0.15	$(0.30)	$(0.44)
Cumulative effect of change in accounting principle, net of tax	—	—	0.03	—
Net income (loss) per share	$(0.13)	$0.15	$(0.27)	$(0.44)
Weighted average number of shares	27,368	20,328	26,234	2,803

Includes stock-based compensation expense as follows:

(1) Cost of revenue	139	56	238	179
(2) Research and development	1,387	1,023	3,250	2,710
(3) Selling, general and administrative	1,034	1,000	2,643	3,070

See accompanying notes to these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATION, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 30,
	2006	2005
Cash flows from operating activities:
Net loss	$(7,212)	$(1,240)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation and amortization	4,273	2,031
Stock-based compensation expense	6,131	5,959
Amortization of intangible assets and acquired technology	7,092	—
Purchased in-process research and development	3,512	—
Cumulative effect of change in accounting principle	(638)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(16,643)	(4,148)
Inventories	3,289	2,648
Prepaid expenses and other assets	(586)	1,052
Accounts payable and accrued liabilities	14,895	1,657
Net cash provided by operating activities	14,113	7,959
Cash flows from investing activities:
Purchases of property and equipment	(11,528)	(2,052)
Purchases of investments	(83,578)	—
Maturities and sales of investments	26,666	—
Acquisitions, net of cash acquired	(34,925)	—
Net cash used in investing activities	(103,365)	(2,052)
Cash flows from financing activities:
Net proceeds from public offerings	48,538	67,907
Net proceeds from issuances of common stock and exercise of stock options	2,741	42
Repurchases of common stock	—	(25)
Payments of obligations under capital lease	(848)	(690)
Collection of notes receivable	—	67
Borrowing under notes payable	—	552
Payment of notes payable	(520)	(461)
Net cash provided by financing activities	49,911	67,392
Effect of foreign exchange rate changes on cash and cash equivalents	—	(16)
Net increase (decrease) in cash and cash equivalents	(39,341)	73,283
Cash and cash equivalents at beginning of period	91,932	25,428
Cash and cash equivalents at end of period	$52,591	$98,711

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,373	$255
Conversion of redeemable convertible preferred stock into common stock	$—	$101,633

See accompanying notes to unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1.   Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos,” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company provides highly programmable semiconductors that enable fiber-fast broadband access over telephone companies’ existing copper wires and high-speed network processing devices that are employed in residential gateways for enhanced triple-play services. The Company’s chipsets integrate analog, mixed-signal and digital signal processing functions onto a single chipset.

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

On February 17, 2006, the Company acquired the Broadband Products Product Line (which includes network processing and ADSL assets) from Analog Devices, Inc. (“ADI”), which we refer to as the NPA acquisition, for approximately $32.8 million in cash.

In March 2006, the Company sold 2,500,000 shares of its common stock in a secondary offering at an offering price of $20.75 per share resulting in net proceeds to the Company of $48.5 million, after deducting underwriting discounts and commissions and issuance costs.

On August 1, 2006, the Company acquired Doradus Technologies, Inc. (“Doradus”), a developer of advanced signal processing products for communications and digital TV applications, for $2.1 million in cash, including $0.1 million in transaction expenses, the assumption of liabilities of $0.1 million, the issuance of approximately 177,000 options to purchase Ikanos common stock in exchange for options to purchase Doradus common stock and approximately 178,000 shares of restricted stock.

Basis of Presentation

The accompanying condensed consolidated financial statements of the Company have been prepared in conformity with accounting principles generally accepted in the United States (“GAAP”). However, certain information and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed, or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). In the opinion of management, the financial statements include all adjustments necessary, which are of a normal and recurring nature (see Note 2. Business Combination for the adjustments other than normal recurring adjustments) for the fair presentation of the results of the interim periods presented. All of the amounts included in this report related to the condensed consolidated financial statements and notes thereto as of and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The interim results presented are not necessarily indicative of the results that may be expected for any future interim period or for the year ending December 31, 2006. These financial statements should be read in conjunction with the annual audited consolidated financial statements and notes as of and for the year ended December 31, 2005, included in the Company’s Form 10-K dated February 27, 2006. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The unaudited condensed consolidated financial statements include the accounts of Ikanos and all of its subsidiaries. Intercompany transactions and balances have been eliminated in consolidation.

As discussed later in Note 3, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006 using the modified prospective transition method. Accordingly, the Company’s loss from operations for the three and nine months ended September 30, 2006 includes approximately $2.6 million and $6.1 million, respectively, in stock-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

Use of Estimates

The preparation of the Company’s condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization. Rather, goodwill is subject to at least an annual assessment for impairment, applying a fair-value based test.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. The Company has not recorded impairment of assets as of September 30, 2006.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Two customers represented 47% and 23% of accounts receivable at September 30, 2006. Three customers represented 33%, 30% and 30% of accounts receivable at December 31, 2005. Four customers accounted for 23%, 22%, 22% and 20% of revenue for the nine months ended September 30, 2006. Three customers accounted for 46%, 27% and 24% of revenue for the nine months ended September 30, 2005.

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

Net Income (Loss) Per Share

Under the provisions of SFAS 128, Earnings per Share, basic net income per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is antidilutive.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss)	$(3,564)	$3,071	$(7,212)	$(1,240)

Weighted average shares outstanding	27,379	4,901	26,245	2,923
Redeemable convertible preferred stock	—	13,293	—	—
Weighted average unvested shares of common stock subject to repurchase	(11)	(120)	(11)	(120)
Total shares - basic	27,368	18,074	26,234	2,803

Effect of dilutive securities:
Stock options and warrants	—	2,100	—	—
Unvested common shares subject to repurchase	—	120	—	—
Redeemable convertible preferred participating stock warrants	—	34	—	—
Total shares - diluted	27,368	20,328	26,234	2,803

Basic net income (loss) per share	$(0.13)	$0.17	$(0.27)	$(0.44)
Diluted net income (loss) per share	$(0.13)	$0.15	$(0.27)	$(0.44)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Anti-dilutive securities:
Weighted-average redeemable convertible preferred stock	—	—	—	14,639
Warrants to purchase common stock	6	—	6	43
Weighted-average restricted stock units	615	—	146	—
Options to purchase common stock	1,313	—	399	1,937
	1,934	—	551	16,619

Note 2.   Business Combinations

Doradus Acquisition

On August 1, 2006, the Company acquired Doradus, a developer of advanced signal processing products for communications and digital TV applications, for $2.1 million in cash, including $0.1 million in transaction expenses, and the assumption of liabilities of $0.1 million, options to purchase approximately 177,000 shares of Ikanos common stock and approximately 178,000 shares of restricted stock.  The agreement provides for additional consideration of up to $0.5 million in cash based on the achievement of certain revenue milestones. The results of Doradus’ operations have been included in the condensed consolidated financial statements since the acquisition date.

The acquisition was accounted for as a purchase business combination. The fair value of the assets acquired, including identified intangible assets and in-process research and development expense (“IPR&D”), was determined to be $5.8 million, which exceeded the purchase price by $3.6 million. The fair value in excess of the purchase price was allocated ratably to the identified intangible assets and IPR&D.  The allocation of the purchase price for this acquisition is as follows (in thousands):

Net tangible assets acquired	$23
Developed technology	1,545
Customer relationships	70
Purchased in-process research and development	612
Liabilities assumed	(92)
Total purchase price	$2,158

The fair value of the restricted stock issued and the intrinsic value of the unvested options assumed is being recognized as compensation expense over the respective future service periods. Pro forma results of operations have not been presented, because the historical results of operations of Doradus are not material to the consolidated results of operations of the Company.

The developed technology comprised products that have reached technological feasibility and were valued utilizing a discounted cash flow (“DCF”) model. This intangible asset is being amortized on a straight-line basis over three years.

Customer relationships relate to the ability to sell products to existing customers and have been estimated using a DCF model. This asset is being amortized on a straight-line basis over one year.

Of the total purchase price, $0.6 million was allocated to IPR&D and was expensed in the quarter ended September 30, 2006. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use.

NPA Acquisition

On February 17, 2006, the Company completed the NPA acquisition for $32.8 million in cash, including transaction costs of $1.8 million. The acquisition has been accounted for as a purchase business combination. The results of operations from the assets acquired in the NPA acquisition have been included in the Company’s condensed consolidated statement of operations from the date of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. The allocation of the purchase price for this acquisition, as of the date of the acquisition, is as follows (in thousands):

Tangible assets acquired	$7,475
Liability for severance payment assumed	(308)
Goodwill	4,800
Amortizable acquired intangible assets:
Existing technology	4,600
Patents/core technology	2,000
Trademarks	1,000
Customer relationships	3,000
Order backlog	1,200
Non-competition agreement	100
Transition services	1,000
Favorable supply arrangement	5,000
Total acquired intangible assets	17,900
Purchased in-process research and development	2,900
Total purchase price	$32,767

The amount of the total purchase price allocated to the tangible assets acquired of $7.5 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141, Business Combinations, Financial Accounting Standards Board Interpretations No. (“FIN”) 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value. The purchase price allocated to purchased in-process research and development (“IPR&D”) and to identifiable purchased intangible assets was determined by a third-party appraisal.

Amortizable Acquired Intangible Assets and Goodwill

Existing Technology: The existing technology comprises products that have reached technological feasibility and includes the Eagle and Fusiv products. The Company valued the existing technology utilizing a DCF model, which uses forecasts of future revenue and expense related to the intangible asset. The Company utilized a discount rate of 20% for existing technology and is amortizing the intangible assets on a straight-line basis over their estimated useful life of three to four years.

Patents/Core Technology: The patents/core technology represents a series of awarded patents, filed patent applications, and core architectures that are used in the products and form a major part of the architecture of both current and planned future releases. The Company valued patents/core technology using the royalty savings method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 2% and a discount rate of 26% for the patents/core technology and is amortizing this intangible asset on a straight-line basis over its estimated useful life of four years.

Trademarks: The trademark assets were determined using the royalty savings method, which represents the benefit of owning an intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 0.5% and a discount rate of 22% for the trademark and is amortizing this intangible asset on a straight-line basis over its estimated useful life of three to five years.

Customer Relationships: The customer relationships asset relates to the ability to sell existing and future versions of products to existing customers and has been estimated using the income method. The Company valued customer relationships utilizing a DCF model and a discount rate of 22% and is amortizing this intangible asset on a straight-line basis over its estimated useful life of five years.

Order Backlog: The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach. The order backlog was fully amortized as of the end of the second quarter of 2006 as the orders were delivered and billed.

Non-competition Agreement: The Company valued the non-competition agreement with ADI by estimating the effect on our future revenue and cash flows if a non-compete were not in place, thereby allowing ADI to re-enter the market and compete with us. The Company utilized a discount rate of 22% for the non-compete agreement and is amortizing this intangible asset on a straight-line basis over the three -year term of the agreement.

 Transition Services: The transition services asset represents the $1.0 million of transition services that the Company is entitled to receive from ADI with no obligation to pay and is expected to be fully utilized over nine to twelve months.

Favorable Supply Agreement: The favorable supply arrangement represents a $5.0 million credit for future purchases from a supplier which is being amortized in proportion to the value of related purchases from that supplier, and is expected to be utilized over nine to twelve months.

Purchased In-process Research and Development: Of the total purchase price, $2.9 million has been allocated to IPR&D, and was expensed in the quarter ended March 31, 2006, in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features, and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF model to value the IPR&D using discount rates ranging from 28% to 35%, depending on the estimated useful life of the technology.

Goodwill: Goodwill represents the excess of the purchase price over the fair value of the net tangible and intangible assets acquired. In accordance with SFAS 142 goodwill resulting from business combinations will not be amortized but instead will be tested for impairment at least annually (more frequently if certain indicators are present). In the event that management determines that the value of goodwill has become impaired, the combined company will incur an accounting charge for the amount of impairment during the fiscal quarter in which the determination is made. The Company anticipates that none of the $4.8 million of the goodwill recorded in connection with the NPA acquisition will be deductible for income tax purposes.

Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of Ikanos and the stand alone business of the network processing and ADSL assets as if the NPA acquisition had occurred as of the beginning of fiscal 2005, after giving effect to certain adjustments, including amortization of intangibles. The IPR&D charge of $2.9 million is not reflected in the information below. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

Year Ended
December 31,
2005

Pro forma adjusted total revenue	$138,311
Pro forma adjusted net loss	$(12,324)
Pro forma adjusted net loss per share – basic and diluted	$(0.65)
Pro forma weighted-average basic and diluted shares	19,002

Note 3. Stock-Based Compensation Expense

The Company has in effect three stock option plans under which incentive and non-qualified stock options have been granted to employees and directors.  Options granted under these plans generally have a ten year term and vest over a four year period. As of September 30, 2006, the Company had 1,276,118 authorized options and awards outstanding and 329,879 options and awards available for future grant under its stock option plans.

The Company also has an ESPP for all eligible employees that qualifies under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods.  As of September 30, 2006, the Company had 919,231 authorized shares available for grant under the ESPP.

On August 1, 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”).  Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock.  The Company has reserved 177,246 shares of Ikanos common stock for options outstanding as of the closing date and 103,346 shares for future issuance.

The Doradus plan allows for issuance to directors, employees and consultants.  Options granted under the Doradus Plan may be incentive stock options or non statutory stock options.  Incentive stock options may only be granted to new employees.  Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the board of directors.  Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter. Generally, options terminate ten years after the date of grant.  Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date.

Changes in Accounting Principle

On January 1, 2006, the Company adopted SFAS 123(R), which is a revision of SFAS 123, Accounting for Stock-Based Compensation. SFAS 123(R) supersedes Accounting Principles Bulletin (“APB”) No. 25, Accounting for Stock Issued to Employees, and amends SFAS 95, Statement of Cash Flows. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post adoption share-based payment includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. The fair value of all share-based payment transactions granted subsequent to January 1, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS  123(R). The Company recognizes compensation expense for post adoption share-based awards on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering was recorded as unearned stock-based compensation as of December 31, 2005. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.5 million was reclassified to additional-paid-in-capital. The deferred-stock based compensation as of September 30, 2006 represented the unamortized stock-based compensation which was derived from awards granted prior to the Company’s initial Form S-1 registration statement filed with the SEC on June 25, 2004. These awards were valued under the minimum value method and are being amortized over the remaining vesting period.

The adoption of SFAS 123(R) also resulted in a cumulative benefit from accounting change of $0.6 million net of tax, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Option Grants:
Expected volatility	63%	90%	63%	90%
Expected dividends	—	—	—	—
Expected term of options (in years)	4.8	4.0	4.8	4.0
Risk-free interest rate	4.8%	4.0%	4.9%	4.0%
ESPP:
Expected volatility	64%	n/a	64%	n/a
Expected dividends	—	n/a	—	n/a
Expected term of ESPP (in years)	1.25	n/a	1.25	n/a
Risk-free interest rate - ESPP	5.0%	n/a	5.0%	n/a

Expected volatility: The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility.

Expected term: The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. (“SAB”) 107, Share-Based Payment.

Risk-free interest rate: The yield on zero-coupon U.S. Treasury securities for a period that is commensurate with the expected term assumption for each group of employees is used as the risk-free interest rate.

Pre-vesting forfeitures: Estimates of pre-vesting option forfeitures are based on Company experience and industry trends. The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ. For purposes of calculating pro forma information under SFAS 123 for periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

Stock Option Plan Activity

A summary of option activity through September 30, 2006 is presented below (in thousands, except per share amounts):

			Weighted-
		Weighted-	Average
		Average	Remaining	Aggregate
		Exercise	Contractual-	Intrinsic
Options	Shares	Price	Term	Value
Outstanding at January 1, 2006	3,945	$3.92
Granted	856	13.24
Exercised	(1,056)	1.82
Forfeited or expired	(288)	6.41
Outstanding at September 30, 2006	3,457	$6.67	8.01	$21,042
Exercisable at September 30, 2006	1,314	$3.00	7.09	$11,566

The weighted-average grant date fair value of options granted during the quarter ended September 30, 2006 was $7.28 per option. The total intrinsic value of options exercised during the quarter ended September 30, 2006 was $1.7 million.

The following table summarizes information about stock options as of September 30, 2006 (number of options in thousands):

	Options Outstanding			Options Exercisable
		Weighted-Average	Weighted		Weighted
	Number	Remaining	Average	Number	Average
Range of	of	Contractual Life	Exercise Price	of	Exercise Price
Exercise Prices	Options	(Years)	per Share	Options	per Share
$ 0.38 to $ 1.08	1,165	7.14	$0.55	777	$0.59
$ 3.40 to $10.20	1,532	8.10	$6.57	520	$6.24
$12.00 to $22.00	760	9.19	$16.23	17	$13.25
	3,457	8.01	$6.67	1,314	$2.99

A summary of the activity of the Company’s nonvested shares through September 30, 2006 is presented below (in thousands except per share amounts):

		Weighted-
		Average
		Grant-Date
Nonvested Shares	Shares	Fair Value
Nonvested at January 1, 2006	12	$14.31
Granted	526	$16.95
Vested	(9)	$14.31
Forfeited	(12)	$18.47
Nonvested at September 30, 2006	517	$16.90

As of September 30, 2006, there was $11.5 million in compensation cost related to nonvested options that are not yet recognized and is expected to be recognized over a period of 4 years. As of September 30, 2006, there was $7.9 million of total unrecognized compensation cost related to nonvested share-based compensation arrangements. That cost is expected to be recognized on a declining basis over the next 4 years. The total fair value of shares vested during the nine months ended September 30, 2006 was $0.9 million.

Pro Forma Disclosure for Three and Nine Months Ended September 30, 2005

Pro forma information regarding net loss and net loss per share is required by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense was amortized using an accelerated method over the vesting terms of the option. Had compensation cost for the Company’s stock-based compensation plans and the ESPP been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net loss and basic and diluted net loss per share would have been changed to the pro forma amounts for the three months and nine months ended September 30, 2005 indicated below (in thousands, except per share amounts):

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2005	2005
Net income (loss), as reported	$3,071	$(1,240)
Stock-based employee compensation included in net income (loss) as reported, net of related tax effects *	1,905	5,524
Stock-based employee compensation using the fair value method, net of related tax effects *	(2,709)	(5,593)
Net income (loss), pro forma	$2,267	$(1,309)

Basic net income (loss) per common share:
As reported	$0.17	$(0.44)
Pro forma	$0.13	$(0.47)

Diluted net income (loss) per common share:
As reported	$0.15	$(0.44)
Pro forma	$0.11	$(0.47)

*               The tax effects of stock-based compensation have been fully reserved as a result of a full valuation allowance on the deferred tax assets.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements for the nine months ended September 30, 2006 was $2.7 million. The Company has maintained a full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the three and nine months ended September 30, 2006 and 2005.

Note 4.   Comprehensive Income (Loss)

Other comprehensive income (loss) refers to losses that, under GAAP, are recorded as an element of stockholders’ equity and are excluded from net income (loss). Comprehensive income (loss) consisted of the following items (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Net income (loss), as reported	$(3,564)	$3,071	$(7,212)	$(1,240)
Other comprehensive loss:
Unrealized gain (loss) on investments	67	—	(21)	—
Foreign currency translation adjustment	—	(12)	—	(38)
Comprehensive income (loss)	$(3,497)	$3,059	$(7,233)	$(1,278)

Accumulated other comprehensive loss as of September 30, 2006 and December 31, 2005 consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Unrealized gain (loss) on investments	$(6)	$15
Cumulative foreign currency translation adjustment	(80)	(80)
	$(86)	$(65)

Note 5.        Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	September 30, 2006
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies	$15,485	$—	$(6)	$15,479
Auction rate securities	43,400	—	—	43,400
Total short-term investments	$58,885	$—	$(6)	$58,879

	December 31, 2005
		Gross	Gross	Estimated
		Unrealized	Unrealized	Fair
	Cost	Gains	Losses	Value
U.S. Treasury and other U.S. government agencies	$1,973	$15	$—	$1,988
	$1,973	$15	$—	$1,988

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

Note 6.   Inventories

Inventories consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Finished goods	$2,588	$1,955
Work-in-process	9,173	4,762
Purchased parts and raw materials	123	2,408
	$11,884	$9,125

Note 7.   Goodwill and Purchased Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets.

The carrying amount of intangible assets as of September 30, 2006 is as follows (in thousands):

				Weighted
				average
	Gross Carrying	Accumulated	Net	useful life
	Amount	Amortization	Amount	(Years)
Existing technology	$6,145	$(848)	$5,297	4
Patents/core technology	2,000	(313)	1,687	4
Trademarks	1,000	(133)	867	5
Customer relationships	3,070	(386)	2,684	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(21)	79	3
Transition services	1,000	(594)	406	1
Favorable supply arrangement	5,000	(3,597)	1,403	1
Total acquired intangible assets	$19,515	$(7,092)	$12,423

The amortization of technology is charged to cost of revenue; the favorable supply arrangement is capitalized on to inventory at the time of purchase and is charged to cost of revenue as the related inventory is sold; the amortization of patents is charged to research and development; and the amortization of trademarks, customer relationships, order backlog and non-competition is charged to selling, general and administrative. Transition services are charged to cost of revenue, research and development and/or selling, general and administrative based on the actual services performed.

For the three and nine months ended September 30, 2006, the amortization of intangible assets was $2.7 million and $7.1 million, respectively. The estimated future amortization of purchased intangible assets as of September 30, 2006 is as follows (in thousands):

Remaining 2006	$2,602
2007	3,127
2008	3,087
2009	2,551
2010	958
2011	98
$12,423

The change in the carrying amount of goodwill for the nine months ended September 30, 2006 is as follows (in thousands):

Beginning balance, as of December 31, 2005	$—
Goodwill recorded in acquisition	4,800
Ending balance, as of September 30, 2006	$4,800

In the third quarter of 2006, the Company increased the carrying amount of goodwill by approximately $60,000 as a result of additional transaction costs related to the NPA acquisition.

Note 8.   Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2006	2005
Warranty accrual	$1,954	$2,189
Accrued rebates	4,688	2,909
Accrued compensation and related benefits	3,277	2,919
Accrued accounting and legal	828	813
Accrued royalties	1,478	392
Employee stock purchase plan.	906	350
Other accrued liabilities	4,422	1,712
	$17,553	$11,284

The following table summarizes the activity related to the product warranty liability, which is included within accrued liabilities in the Company’s condensed consolidated balance sheets, at September 30, 2006 and 2005 (in thousands):

	Nine Months Ended
	September 30,
	2006	2005
Balance, beginning of period	$2,189	$1,084
Accrual for warranties during the period	312	1,074
Settlements made during the period	(547)	(415)
Balance, end of period	$1,954	$1,743

Note 9.   Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the years ended December 31, 2005 and 2004 was $1.0 million and $0.6 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of September 30, 2006 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

	Capital	Operating
	Leases	Leases	Total
Remaining 2006	$254	$282	$536
2007	909	2,765	3,674
2008	826	2,179	3,005
2009	189	1,189	1,378
2010	—	664	664
2011	—	168	168
	$2,178	$7,247	$9,425
Less: Amount representing interest	(115)
Present value of minimum lease payments	2,063
Less: Current portion	(874)
Obligations under capital lease, net of current potion	$1,189

Purchase Commitments

The Company entered into a technology access agreement in September 2006. Under terms of the agreement, the Company agreed to pay $ 0.7 million in 2006, $ 1.8 million in 2007, $ 2.3 million in 2008 and $1.2 million in 2009.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the various agreements that include indemnity provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with SFAS 5, Accounting for Contingencies.

In addition, we indemnify our officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to our certificate of incorporation, bylaws, and applicable Delaware law. To date, we have not incurred any costs related to these indemnifications.

Litigation

In November 2006, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors, an executive officer and a former executive officer as well as the Company’s lead investment bankers in the offerings. The lawsuits allege certain misrepresentations by the Company in its registration statements and prospectus related to its initial public offering in September 2005 and its follow-on offering in March 2006, and seeks unspecified damages.  The Company has not been served with the complaints. The Company cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on the Company.

Additionally, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows, or financial position.

Note 10. Borrowings

On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provides the Company the ability to finance up to $5.0 million of working capital requirements (subject to certain limitations) and $2.0 million of equipment purchases. The working capital line of credit matured on October 21, 2006, and Silicon Valley Bank’s commitment to extend working capital loans terminated. Borrowings under the agreement are capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property. The loan agreement was amended on March 31, 2006. Pursuant to this amendment, the provisions of the loan and security agreement relating to the financial covenant regarding the profitability of Ikanos was amended to exclude stock-based compensation and certain expenses and charges resulting from the NPA acquisition for each of the fiscal quarters in 2006.

As of September 30, 2006, no balance was outstanding under the working capital facility and $0.9 million was outstanding under the equipment financing facility. Interest on borrowings under the equipment financing facility is payable monthly at fixed rates ranging from 6.0% to 6.3%.

Note 11. Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into in the first quarter of 2006. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors, will provide consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. The consulting agreement will expire on December 31, 2006. Prior to this consulting agreement, the Company had a prior agreement with Texan Ventures, LLC entered into on November 7, 2001. Effective October 2006, the agreement was amended whereby Mr. Venkatesh will serve as Executive Chairman of the Company’s Board of Directors, while the Company searches for a permanent Chief Executive Officer.

Under the Consulting Agreement, Texan Ventures, LLC is entitled to $3,000 per month and reimbursement for reasonable expenses. The Company paid Texan Ventures, LLC $9,000 and $27,000 in the three and nine months ended September 30, 2006 for consulting services, respectively. Commencing in October 2006, Texan Ventures will be entitled to $18,000 per month while Mr Venkatesh serves as Chairman of the Company’s Board of Directors. In addition, Mr Venkatesh will receive an option to purchase 125,000 shares of the Company’s common stock.

Note 12. Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (“FASB”) issued FIN 48, Accounting for Uncertainty in Income taxes – an interpretation of FAS Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  It shall be effective for fiscal years beginning after December 15, 2006.  The Company is assessing the impact, if any, on its consolidated results of operations, financial position and cash flows.

In July 2006, the FASB issued Emerging Issues Task Force (“EITF”) Issue No. 06-3, How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation). The adoption of EITF Issue No. 06-03 did not have an impact on the Company’s consolidated financial statements. The Company’s accounting policy is to present the above mentioned taxes on a net basis, excluded from revenue.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for the Company on January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157 on its financial position, cash flows and results of operations.

In September 2006, the SEC released SAB 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB 108 provides interpretive guidance on the SEC’s views on how the effects of the carryover or reversal of prior year misstatements should be considered in quantifying a current year misstatement. The provisions of SAB 108 will be effective for the Company for the fiscal year ended December 31, 2006. The Company is currently evaluating the impact of applying SAB 108 but does not believe that the application of SAB 108 will have a material effect on its financial position, cash flows, and results of operations.

Note 13.   Significant Customer Information and Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sale of semiconductors.

The following table summarizes revenue on a percentage basis by geographic region, based on the country in which the customer headquarters office is located:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenue:
Japan	41%	76%	43%	73%
France	33%	00%	23%	00%
Korea	13%	21%	23%	24%
United States	6%	0%	3%	0%
Others	7%	3%	8%	3%
	100%	100%	100%	100%

Four customers accounted for more than 10% of the Company’s total revenue for the three and nine months ended September 30, 2006, and three customers accounted for more than 10% of the Company’s total revenue for three and nine months ended September 30, 2005.

The distribution of long-lived assets (excluding goodwill) was as follows (in thousands):

	September 30,	December 31,
	2006	2005
United States	$12,725	$4,082
Taiwan	3,268	3,329
India	2,388	761
Other	1,058	212
	$19,439	$8,384

ITEM 2.                          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of the federal securities laws, particularly statements referencing our expectations relating to license revenue, service revenue, deferred revenue, cost of license revenue as a percentage of license revenue, cost of service revenue as a percentage of service revenue, and operating expenses as a percentage of total revenue; the recording of amortization of acquired technology, share-based payment expense and stock-based compensation; provision for income taxes; the integration of our NPA and Doradus acquisitions; deferred taxes; international expansion; the ability of our products to meet customer demand; the sufficiency of our cash balances and cash flows for the next 12 months; investment and potential investments of cash or stock to acquire or invest in complementary businesses, products or technologies; the impact of recent changes in accounting standards; and assumptions underlying any of the foregoing. In some cases, forward-looking statements can be identified by the use of terminology such as “may,” “will,” “expects,” “intends,” “plans,” “anticipates,” “estimates,” “potential,” or “continue,” or the negative thereof, or other comparable terminology. Although we believe that the expectations reflected in the forward-looking statements contained herein are reasonable, these expectations or any of the forward-looking statements could prove to be incorrect, and actual results could differ materially from those projected or assumed in the forward-looking statements. Our future financial condition and results of operations, as well as any forward-looking statements, are subject to risks and uncertainties, including but not limited to the factors set forth under Part II, Item 1A. Risk Factors. All forward-looking statements and reasons why results may differ included in this Quarterly Report on Form 10-Q are made as of the date hereof, and we assume no obligation to update any such forward-looking statements or reasons why actual results may differ.

The following discussion and analysis should be read in conjunction with our condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2005, contained in our Annual Report on Form 10-K filed on February 27, 2006.

Overview

We are a leading developer and provider of highly programmable semiconductors that enable fiber-fast broadband services over carriers’ existing copper lines. We have developed these semiconductors using our proprietary semiconductor designs, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. In the first quarter of 2006, we acquired network processing and ADSL assets from ADI, which we refer to as the NPA acquisition, and began deriving revenue relating to network processing and ADSL products in the same quarter. In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications. We offer multiple product lines that are designed to address different segments of the fiber-fast broadband communications semiconductor market for both carrier networks and subscriber premise equipment. We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers consist primarily of original destination manufacturers (“ODMs”), contract manufacturers (“CMs”) and original equipment manufacturers (“OEMs”), who in turn sell our chipsets as part of their product solutions to carriers.

We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, we have experienced significant revenue growth, primarily due to a rapid rise in deployments of our products in Japan and Korea. Our revenue increased from $29.0 million in 2003 to $85.1 million in 2005 resulting from increased deployment of broadband services by carriers. Our revenue, however, can fluctuate significantly, even on a quarterly basis. For instance, in the first quarter of 2005, our revenue decreased $6.2 million or 33% from the fourth quarter of 2004, yet in the second quarter of 2005, our revenue increased $7.0 million or 57% from the first quarter of 2005. More recently, in the third quarter of 2006, our revenue declined by $4.5 million or 11% from the second quarter of 2006.  Quarterly fluctuations in revenue are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.  We believe that our rate of growth in revenue in the four quarters ended June 30, 2006 may be in excess of carrier deployments. The revenue growth rates in each of the four quarters ended June 30, 2006 were 15%, 26%, 14% and 30% quarter over quarter. In the third quarter of 2006, our revenue decreased 11% and we expect a significant decline in the fourth quarter of 2006.

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

On February 17, 2006, we completed the NPA acquisition for approximately $32.8 million in cash. This acquisition has enabled us to enter the growing residential gateway semiconductor market and has diversified our product offerings, allowing us to sell into new markets worldwide. As a result of the NPA acquisition, we have incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

In March 2006, we sold 2,500,000 shares of our common stock in a follow-on offering at $20.75 per share. Aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and issuance costs, were $48.5 million. In the follow-on offering, selling stockholders including members of our senior management sold 3,250,000 shares of common stock held by them. Ikanos did not receive any proceeds from the sale of shares by the selling stockholders.

In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications. This acquisition will enable us to expand our offering of triple play products. The purchase price was approximately $2.1 million in cash, including $0.1 million in acquisition-related expenses and the assumption of $0.1 million in liabilities. Doradus stockholders are also entitled to receive up to an additional $0.5 million in cash based on the achievement of certain revenue milestones. In addition, the restricted stock and options of certain Doradus stock and option holders were assumed by Ikanos and converted into approximately 178,000 shares of restricted stock and approximately 177,000 options to purchase shares of Ikanos common stock. As a result of the Doradus acquisition, we expect to incur additional expenses related to the addition of employees and related expenses of developing and marketing related products as well as non-cash acquisition-related charges.

Net loss.   As of September 30, 2006, we had an accumulated deficit of $93.8 million and a total stockholders’ equity of $153.6 million. For the three month period ended September 30, 2006 as compared to the three month period ended September 30, 2005, our net loss increased primarily because cost of revenue as a percentage of revenue increased even though our revenue increased in this timeframe. Additionally, our research and development and selling, general and administrative expenses also increased from 2005 to 2006. The three month period ended September 30, 2006 included amortization of acquired intangible assets and fair value adjustment of acquired inventory.

Revenue. Our revenue is primarily derived from sales of our chipset products. Revenue from product sales are generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers.

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

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. The following OEMs accounted for more than 10% of our revenue for the periods indicated. Sales made to these OEMs were made through the indicated third-party sales representatives:

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Sales Representative	OEM Customer	2006	2005	2006	2005
NEC Corporation (USA)	NEC Corporation (Magnus)	23%	45%	22%	46%
Altima	Sumitomo Electric Industries, Ltd.	18%	34%	20%	27%
Sagem	Sagem	32%	n/a	22%	n/a
Uniquest	Dasan	8%	12%	12%	11%
Uniquest	Others	5%	9%	11%	13%

Moreover, through the NPA acquisition, we expect to continue to sell network processing and ADSL products to the existing customer base for these products. The SAFRAN Group, of which Sagem Communication is a subsidiary, represented 73% of sales for the acquired business for the 12 months ended October 29, 2005.

Historically, substantially all of our sales are to customers outside the United States. Sales to customers in Asia accounted for 60% and 97% for the three months ended September 30, 2006 and 2005, respectively. We anticipate that a majority of our revenue will continue to be represented by sales to customers outside the United States.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our condensed consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for inventories, income taxes, impairment of goodwill, acquisitions, and stock-based compensation expense have the greatest potential impact on our condensed consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2005, and have not changed materially as of September 30, 2006 with the exception of the following:

Accounting for Impairment of Goodwill

During the fourth quarter of 2006 we will assess the fair value of the goodwill that resulted from the NPA acquisition for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment at the “reporting unit level” and more frequently upon the occurrence of certain events, as defined by SFAS 142. If such comparison reflected potential impairment, we would then prepare the discounted cash flow analyses. Such analyses are based on cash flow assumptions that are consistent with the plans and estimates being used to manage the business. An excess carrying value compared to fair value would indicate that goodwill may be impaired. Finally, if we determine that goodwill may have been impaired, we will compare the “implied fair value” of the goodwill, as defined by SFAS 142, to its carrying amount to determine the impairment loss, if any.

Acquisitions

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased IPR&D based on their estimated fair values. We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed. This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

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

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with the provisions of SFAS 123 (R). Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.

We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical volatilities of our stock price and that of our peer group. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future; our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the historical option exercises, post-vesting cancellations, and estimates concerning future exercises/cancellations of vested/unvested options that remain outstanding. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

Recent Accounting Pronouncements

For recent accounting pronouncements see Note 12 to the Condensed Consolidated Financial Statements in Part I, Item.1 of this Quarterly Report on Form 10-Q.

Results of Operations

The following table presents certain financial data for the three and nine months ended September 30, 2006 and 2005 as a percentage of total revenue:

	Three Months		Nine Months
	Ended September 30,		Ended September 30,
	2006	2005	2006	2005
Revenue	100%	100%	100%	100%
Costs and operating expenses:
Cost of revenue	63	44	59	46
Research and development	35	28	35	37
Selling, general and marketing	16	16	15	20
Common stock offering expenses	—	—	1	—
Total costs and operating expenses	114	88	110	103
Income (loss) from operations	(14)	12	(10)	(3)
Interest income, net	4	0	3	1
Income (loss) before provision for income taxes	(10)	12	(7)	(2)
Provision for (benefit from) income taxes	(0)	—	0	—
Income (loss) before cumulative effect of change in accounting principle	(10)	12	(7)	(2)
Cumulative effect of change in accounting principle, net of tax	—	—	1	—
Net Income (loss)	(10)%	12%	(6)%	(2)%

Revenue

The following sets forth, for the periods indicated, our revenue (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Revenue	$36,670	$25,010	47%	$113,687	$56,539	101%

Revenue increased to $36.7 million in the three months ended September 30, 2006, from $25.0 million in the comparable period in 2005.  Included in revenue for the three months ended September 30, 2006 is revenue from products related to the NPA acquisition completed in the first quarter of 2006 in the amount of $13.7 million.  Revenue from our broadband chipsets declined by 8% in this timeframe, resulting from a decrease in average selling prices per port of such chipsets, even though the number of port shipments of these chipsets increased as a result of continued deployment of VDSL-based products by carriers in Asia and Europe.  The decrease in average selling prices was due to a shift in the mix of shipments towards products targeting subscriber located equipment, which typically have lower selling prices than products installed into carrier networks and the central office.

For the nine months ended September 30, 2006, revenue increased to $113.7 million from $56.5 million from the comparable period in 2005 due to the addition of $31.2 million in revenue from the NPA acquisition and $26.0 million in revenue growth from our broadband products resulting from increased deployment of VDSL equipment by carriers.

Cost of Revenue

The following sets forth, for the periods indicated, our cost of revenue (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Cost of revenue	$23,051	$10,950	111%	$66,687	$26,046	156%

Our cost of revenue consists primarily of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing, and shipping of our semiconductors.  In addition, cost of revenue includes accruals for estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles. Cost of revenue increased to $23.1 million for the three months ended September 30, 2006 as compared to $11.0 million for the three months ended September 30, 2005. Cost of revenue increased to $66.7 million for the nine months ended September 30, 2006 as compared to $26.0 million for the nine months ended September 30, 2005. The $12.2 million, or 111%, increase and $40.7 million, or 156%, increase for the three and nine months ended September 30, 2006, respectively, compared to the same periods in 2005 were primarily due to higher volumes of products shipped including two full quarters of cost of products sold related to the NPA acquisition. Gross margin was 37% for the three months ended September 30, 2006 as compared to 56% for the three months ended September 30, 2005 and 41% for the nine months ended September 30, 2006 as compared to 54% for the nine months ended September 30, 2005. The decreases in gross margin percentage are primarily a result of a product mix change and price decreases on our broadband chipsets that exceeded our cost decreases on those chipsets. The product mix change commenced in February 2006, when we began selling products from the NPA acquisition that have lower margins than our broadband chipsets. In addition, in the nine months ended September 30, 2006, in connection with the NPA and Doradus acquisitions, we charged to cost of revenue $4.7 million related to the amortization of intangibles, including $3.6 million related to the favorable supply agreement. We also charged to cost of revenue $1.0 million related to the fair value adjustment to the acquired inventory.

We expect that the gross margin in the fourth quarters of 2006 will decline from the third quarter of 2006 as a result of an increase in the percentage of lower margin products expected to be sold in the fourth quarter of 2006 and the anticipated reduction in revenue, which will increase the fixed overhead component as a percentage of total cost of sales.

Research and Development

The following sets forth, for the periods indicated, our research and development expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Research and development	$12,912	$7,108	82%	$40,011	$20,530	95%

Our research and development expenses consist primarily of payroll and related personnel costs, engineering services and support from third-party foundries and depreciation. In addition, there are substantial charges related to the amortization of intangible assets related to the NPA acquisition and charges related to stock-based compensation. Research and development expenses increased to $12.9 million in the third quarter of 2006 as compared to $7.1 million in the third quarter of 2005, representing approximately 35% and 28% respectively, of revenue for those periods. Personnel costs increased by $2.2 million due to the growth in our engineering and development team, including the addition of personnel from the NPA and Doradus acquisitions. Software license costs increased by $0.8 million due to the increase in the number of product development employees. Depreciation increased by approximately $0.8 million as our asset base grew. In addition, the amortization of intangibles related to the NPA acquisition and the in-process R&D charge from the Doradus acquisition contributed to an additional $0.8 million in expenses. Charges for stock-based compensation increased by $0.4 million in the third quarter of 2006 from the comparable period in 2005.

Research and development expenses were $40.0 million for the nine months ended September 30, 2006 versus $20.5 million for the nine months ended September 30, 2005. The 95% increase was due to several reasons. First, our personnel costs increased by $5.2 million resulting from an increase in our research and development headcount primarily due to the growth in our engineering teams and the addition of employees from the NPA and Doradus acquisitions. Second, our outside engineering service and support costs increased by $4.7 million due to an increase in the number of new product introductions and related tapeouts. Third, facilities cost increased by $1.2 million as a result of the expansion of our primary research and development facility and the addition of new facilities relating to the NPA acquisition. Fourth, depreciation increased by $1.8 million due to the growth in our asset base. Finally, in connection with the NPA acquisition in the first quarter of 2006 and the Doradus acquisition in the third quarter of 2006, we expensed $3.5 million of IPR&D and incurred $0.6 million in amortization of intangibles related to research and development expenses for the nine months ended September 30, 2006, whereas we did not incur these costs in 2005. Stock-based compensation expense associated with research and development personnel increased by $0.5 million in the third quarter of 2006 from the comparable period in 2005.

We expect research and development expenses in the fourth quarter of 2006 to increase in absolute dollars and as a percentage of revenues from the third quarter of 2006 due, primarily to an anticipated increase in tape out costs.

Selling, General and Administrative

The following sets forth, for the periods indicated, our selling, general and administrative (SG&A) expenses (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Selling, general and administrative	$5,825	$3,958	47%	$17,520	$11,465	53%

SG&A expenses were $5.8 million in the third quarter of 2006 as compared to $4.0 million in the third quarter of 2005, an increase of $1.9 million, or 47%. Payroll and related costs and outside services increased due to the effects of the NPA acquisition and normal growth. Amortization expense of intangibles was $0.2 million in the third quarter of 2006. Stock-based compensation expense associated with sales, marketing and administrative personnel was $1.0 million in each of the three month periods ended September 30, 2006 and 2005. SG&A expenses for the nine months ended September 30, 2006 were $17.5 million compared to $11.5 million for the nine months ended September 30, 2005. The 53% increase is attributable to higher payroll and related costs and higher costs related to both the NPA acquisition and our follow-on offering, which occurred during the first quarter of 2006. The amortization of the NPA-related intangibles that was charged to SG&A expenses amounted to $1.9 million. Stock-based compensation costs were $2.6 million for the nine months ended September 30, 2006 versus $3.1 million for the nine months ended September 30, 2005.

We expect SG&A expenses in the fourth quarter of 2006 to increase from the third quarter of 2006 primarily due to increased professional fees in connection with the year end audit and Sarbanes-Oxley compliance, as well as severance costs related to employee departures.

Common Stock Offering Expense

Common stock offering expenses for the three and nine months ended September 30, 2006 were $0 and $1.0 million, respectively. These expenses relate to the proportionate share of expenses incurred by us on behalf of the selling stockholders in our common stock offering in March 2006.

Interest Income, net

The following sets forth, for the periods indicated, our interest income, net (in thousands, except percentages):

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
	2006	2005	Change	2006	2005	Change
Interest income, net	$1,484	$77	1827%	$3,788	$262	1346%

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest expense. Interest income, net increased to $1.5 million for the three months ended September 30, 2006 as compared to $0.1 million for the three months ended September 30, 2005. Interest income, net, increased to $3.8 million for the nine months ended September 30, 2006 as compared to $0.3 million for the nine months ended September 30, 2005. The increases for both periods were due to interest earned on higher average cash, cash equivalents and short term investment balances that resulted from our common stock offerings and cash provided by operations. These increases were partially offset by cash paid for the NPA and Doradus acquisitions during the first and third quarters of 2006.

Income Tax Provision (benefit)

For the three months and nine months ended September 30, 2006, we recorded immaterial amounts of income tax provisions (benefit). Our income tax provision for the remainder of 2006 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Cumulative Effect of Change in Accounting Principle

In the three and nine months ended September 30, 2006 the adoption of SFAS 123(R) resulted in a cumulative benefit from accounting change of zero and $0.6 million net of tax, respectively, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $111.5 million at September 30, 2006 from $93.9 million as of December 31, 2005, an increase of $17.6 million. This increase was primarily due to the $48.5 million of net proceeds raised in our follow-on offering and $14.1 million generated from operations, offset by payments for the NPA and Doradus acquisitions for $34.9 million and capital expenditures of $11.5 million. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash balances.

We expect to grow our operating expenses as we continue to execute our business strategy. This increase in operating expenses may not result in an increase in our revenue and our anticipated revenue may not be sufficient to support these increased expenditures. We anticipate that operating expenses and working capital will constitute a material use of our cash and cash equivalents.

As of September 30, 2006, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products, and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs and operating expenses such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have also used cash to acquire businesses and technologies to expand our product offerings.

Operating Activities

During the nine months ended September 30, 2006, we generated $14.1 million of net cash from operating activities as compared to net cash generated by operating activities of $8.0 million during the nine months ended September 30, 2005. We generated cash from operations despite incurring a net loss of $7.2 million during the nine months ended September 30, 2006 because included in that loss was approximately $21.0 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology, purchased IPR&D and cumulative effect of change in accounting principles. During the nine months ended September 30, 2006, cash receipts from customers increased to $97.0 million from $52.4 million in the same period in 2005, while cash payments to vendors and employees increased to $86.5 million from $44.7 million.  These increases in both receipts and payments were due to the overall growth in our business as revenue increased from $56.5 million to $113.7 million in the same periods.

Investing Activities

We used net cash of $103.3 million in investing activities in the nine months ended September 30, 2006 as compared to $2.1 million during the nine months ended September 30, 2005. Cash used in investing activities in the nine months ended September 30, 2006  related primarily to the NPA and Doradus acquisitions aggregating $34.9 million, the purchase of property and equipment of $11.5 million and the net purchase of short-term investments totaling $56.9 million. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines, the yield on the investment is no longer attractive, or we are in need of cash. Because we invest only in investment securities that are highly liquid with a ready market, we believe that the purchase, maturity, or sale of our investments has no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $49.9 million in the nine months ended September 30, 2006 as compared to $67.4 million generated during the nine months ended September 30, 2005. Cash generated by financing activities during the nine months ended September 30, 2006 was primarily due to the completion of our follow-on offering in which we raised $48.5 million of net proceeds.  We have, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Line of Credit

On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for a revolving line of credit up to $5.0 million and a $2.0 million equipment financing facility. As of September 30, 2006, we had no balance outstanding under the revolving line of credit and $0.9 million outstanding under the equipment financing facility, which bear interest rates ranging from 6.0% to 6.3%. On October 21, 2006, the revolving line of credit matured, and Silicon Valley Bank’s commitment to extend revolving loans terminated. The outstanding equipment facilities will be paid in full by February 2008 and is collateralized by a first priority lien on substantially all of our assets, excluding intellectual property. The loan and security agreement requires us to maintain certain financial covenants.  We were not in compliance with the minimum profitability financial covenant during the quarter ended March 31, 2005. Silicon Valley Bank agreed to waive this non-compliance for the quarter ended March 31, 2005. As of September 30, 2006, we were in compliance with all covenants.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies except as noted below, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Other Uses of Cash

In February 2006, in connection with the NPA acquisition, we used approximately $32.8 million in cash as part of the consideration. In August 2006, in connection with the Doradus acquisition, we used approximately $2.1 million in cash as part of the purchase price, and we may be required to pay additional contingent consideration of up to $0.5 million.   A portion of our cash may be further used to acquire or invest in other businesses or products or to obtain the right to use other complementary technologies. From time to time, in the ordinary course of business, we may evaluate potential acquisitions of such businesses, products, or technologies. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Contractual Commitments

We lease certain office facilities, equipment and software under non-cancelable operating leases. See Note 9 to the Condensed Consolidated Financial Statements in Part I, Item 1. of this Quarterly Report on Form 10-Q. The following table summarizes our contractual obligations at September 30, 2006, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in thousands):

	Payment Due by Period
			2007 and	2009 and	2011 and
	Total	2006	2008	2010	Thereafter
Operating lease payments	$7,247	$282	$4,944	$1,853	$168
Capital lease obligations	2,178	254	1,735	189	—
Notes payable	906	179	727	—	—
Inventory purchase obligations	6,083	6,083	—	—	—
Access to technology	5,900	650	4,100	1,150	—
Other obligations	950	200	750	—	—
	$23,264	$7,648	$12,256	$3,192	$168

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

Off-Balance Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off-balance-sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of September 30, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most United States and international offices in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of September 30, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2011. Future minimum lease payments under our operating leases as of September 30, 2006 are detailed previously in “Liquidity and Capital Resources - Contractual Commitments.”

In the normal course of business, we provide indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of our products. Historically, costs related to these indemnification provisions have not been significant, and we are unable to estimate the maximum potential impact of these indemnification provisions on our future consolidated results of operations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of September 30, 2006, we did not hold derivative financial instruments.

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

As of September 30, 2006, we had cash, cash equivalents and short term investments totaling $111.5 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. Due to the short-term nature of these investments, we do not believe that a 10% change in interest rates would have a material impact on our financial position and results of operations. However, declines in interest rates will reduce future investment income.

On October 21, 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for a $5.0 million revolving line of credit and a $2.0 million equipment financing facility. As of September 30, 2006, we had no balance outstanding under the revolving line of credit and $0.9 million outstanding under the equipment financing facility, which bear interest rates ranging from 6.0% to 6.3%. Due to the fixed nature of the equipment facility interest rates, we are not exposed to interest rate risk on our loan arrangements. The revolving line of credit expired on October 21, 2006, with no advances made in October 2006.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

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

Changes in Internal Control over Financial Reporting. There was no change in our system of internal control over financial reporting during the three months ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II:                OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

In November 2006, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer. The lawsuits allege certain misrepresentations by us in our registration statements and prospectus related to our initial public offering in September 2005 and the follow-on offering in March 2006, and seeks unspecified damages.  We have not been served with the complaints. We cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on our financial statements.

In addition, from time to time, we may be involved in litigation relating to claims arising in the ordinary course of business.  As of the date of this report, except as described in this report, we are not engaged in any legal proceeding that is expected to have a material, adverse effect on our business, financial condition or operating results.

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

Risks Related to Our Business

We have a limited operating history, and our quarterly operating results may fluctuate significantly. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline. In addition, we have experienced periods of volatility in our revenue in recent fiscal quarters. We expect revenue to continue to be volatile in future periods, including, but not limited to, the fourth quarter of 2006.

We have a limited operating history, which makes it difficult to evaluate our prospects. While our commercial operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter. Additionally, in the third quarter of 2006, our revenue declined by 11% from the second quarter of 2006. We are currently forecasting revenue to further decrease in the fourth quarter of 2006.  Quarterly fluctuations in revenue are typical in our industry, and are likely to continue in the future.  Quarterly fluctuations in revenue are characteristic of our industry, as carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing.  In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, changes in the mix of products we develop, acquire and sell as well as those identified throughout this “Risk Factors” section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance.

We recently completed the NPA acquisition, and if we are not successful in establishing relationships with existing customers and suppliers, integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

In February 2006, we completed the NPA acquisition. Through this acquisition, we added 47 employees in Hyderabad, India, 12 in Toronto, Canada and 18 in San Jose, California. This was our first acquisition, and we face numerous challenges in integrating these employees into our organization as well as integrating the newly acquired technologies we purchased into our existing broadband solutions.

The revenue from the acquired business has been highly concentrated among customers. We did not have a prior relationship with many of these customers. The success of our business is dependent in part upon our ability to develop strong relationships with these customers and for the customers to continue to order network processing products from us.

The NPA business relies on a limited number of suppliers for certain key components and materials. We are currently engaged in efforts to ensure a continuing supply of certain key components and materials from such suppliers and if these suppliers are unable to supply us with components and materials in the volumes we require, at the cost we have budgeted or in the timeframes we have requested, our financial results will be negatively impacted. We recently have experienced increased cost from suppliers inherited from the NPA business, and this may continue. Further, if we do not obtain the components and materials as needed or the cost as budgeted to meet customer demand, customer relationships may be harmed, and this could impact our future business and financial results.

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

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to generate sufficient revenue in the future to achieve or sustain profitability.

Since inception, we have only been profitable in the third and fourth fiscal quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred losses in the past three quarters. As a result of the sequential decrease in revenue in the third quarter of 2006, our expectation of a significant decrease in revenue in the fourth quarter of 2006 and the effect of non-cash acquisition related charges arising from the NPA and Doradus acquisitions, we expect a net loss in 2006. As of September 30, 2006, we had an accumulated deficit of $93.8 million. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining reasonable cost and expense levels. We expect to increase expense levels to support increased research and development efforts related to new and existing product development, to increase sales and marketing efforts, and to support administrative efforts related to costs of being a public company and managing an increasing complex business, as well as to support the recently acquired NPA assets. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any shortfall of sales. Although we have achieved profitability in the last two quarters of 2005, we may not be able to achieve profitability again and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

If demand for our chipsets declines or does not grow, we will be unable to increase or sustain our revenue and our operating results will be harmed.

We currently expect our existing chipsets to account for substantially all of our revenue for the foreseeable future. We began deriving revenue in the first quarter of 2006 from products related to the NPA acquisition. If we are unable to develop new products or successfully integrate the newly acquired products to meet our customers’ demand in a timely manner or demand for our chipsets declines or fails to grow as a result of competition or technological changes, it would harm our business. The markets for our products are characterized by frequent introduction of new chipsets, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business.  For example, the Federal Communications Commission, or FCC, has broad jurisdiction over our target markets in the United States, and the European Union, or EU, has broad jurisdiction over our target markets in Europe.  Although the laws and regulations of these and other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide, including the FCC and EU, may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

The average selling prices of our products are subject to rapid declines, which may harm our revenue and profitability.

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices. We have lowered our prices significantly at times to gain market share, and we expect that we will continue to reduce prices in the future. Offering reduced prices to one customer could impact our average selling prices to all customers. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, or if we are unable to reduce our cost and expenses or develop new or enhanced products on a timely basis with higher selling prices.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following OEM customers accounted for more than 10% of our revenue for any one of the periods indicated. Sales made to these OEMs were made through the indicated third party sales representative.

		Three Months Ended		Nine Months Ended
		September 30,		September 30,
Sales Representative	OEM Customer	2006	2005	2006	2005
NEC Corporation (USA)	NEC Corporation (Magnus)	23%	45%	22%	46%
Altima	Sumitomo Electric Industries, Ltd.	18%	34%	20%	27%
Sagem	Sagem	32%	n/a	22%	n/a
Uniquest	Dasan	8%	12%	12%	11%
Uniquest	Others	5%	9%	11%	13%

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2006 and in the foreseeable future. In addition, we expect to continue to sell the network processing and ADSL broadband products acquired in the NPA acquisition to the existing customer base for these products. The SAFRAN Group of, which Sagem Communication is a subsidiary, represented 73% of revenue for the acquired business for the twelve months ended October 29, 2005. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our chipset products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of fiber-fast broadband services would adversely affect our product sales and business.

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

We may be unable to attract a CEO in a timely manner; and we may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel. We do not have employment agreements with any of these executives or any other key employees that govern the length of their service. The loss of the services of senior management or technical personnel could harm our business. In October 2006, our then President and Chief Executive Officer, Rajesh Vashist, was replaced as President and Chief Executive Officer and resigned from the Board of the Directors.  While we are actively conducting a search for Mr. Vashist’s permanent replacement, we cannot assure you that we will be able to recruit a qualified individual in a timely manner.  Even though we have established an interim management team to assume Mr. Vashist’s responsibilities and retained Mr Vashist as a consultant for a limited transition period, any disruption resulting from Mr. Vashist’s departure may adversely impact our customer relationships, employee morale and our business.  Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a general manager. Competition for these employees is intense. Stock options and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Currently, eight outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan and the United States, manufacture, assemble and test all of our semiconductor devices in current production, five of which are also our wafer foundries. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems at our subcontractors’ facilities. Furthermore, our costs for manufacturing services or components have increased without significant notice. In the future, if any of these events occur, or if these facilities suffer any damage, power outages, financial difficulties or any other disruption, we may be unable to meet our customer demand on a timely basis, or at all, and we may be required to incur additional costs and may need to successfully qualify an alternative facility in a timely manner in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before we can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products and our costs of revenue may increase. If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in 2003, in the first nine months of 2004, the second half of 2005 and in the first half of 2006, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for our OEM customers’ products increased significantly, and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

Although we use five independent wafer foundries to manufacture all of our semiconductor products, each of our products is designed to be manufactured in a specific process at only one of these wafer foundries. Accordingly, if one of these wafer foundries were unable to provide us with semiconductors as needed, we could experience significant delays in securing sufficient supplies of those semiconductors. We cannot assure you that any of the existing or new wafer foundries that we use will be able to produce semiconductor devices with acceptable manufacturing yields, or that the wafer foundries will be able to deliver enough devices to us on a timely basis, or at reasonable prices. This could impair our ability to meet our OEM customers’ needs.

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

As indicated, we use five independent wafer foundries to manufacture all of our semiconductor products, which exposes us to a substantial risk of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers would need to qualify the new facility, which process could take as long as several months. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time our perceived need for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

If our subcontractors’ manufacturing facilities do not achieve satisfactory yields or quality, our relationships with our customers and our reputation will be harmed, our revenue and operating results could decline, and our cost of revenue as a percentage of revenue could increase.

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be stopped or suspended.  We have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per-unit cost, shipment delays and increased expenses associated with resolving yield problems.  Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  For instance, in the third quarter of 2006, we were unable to fulfill a certain amount of our customers’ orders due to difficulties in attaining acceptable yields on one of our products.  We are currently in the process of implementing design changes and new testing programs to this product in an effort to increase their manufacturing yields.  However, we cannot assure you that we will be successful in improving yields on this product or any future product.

It is common for yields in semiconductor fabrication facilities to decrease in times of high demand or due to poor workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand.  Many of these problems are difficult to detect at an early stage of the manufacturing process and may be time consuming and expensive to correct.  In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors’ wafer foundries are increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. Conversely, unexpected yield improvements could result in us holding excess inventory that would also negatively impact our gross margins. In addition, manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, our reputation would be harmed and our revenue and operating income could decline and our cost of revenue as a percentage of revenue could increase.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller chips, which are measured in microns and referred to as geometry processes. We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron and 0.13 micron geometry processes. We are currently migrating some of our products to even smaller 90 nanometer geometry process technology, and over time, we are likely to migrate to even smaller geometries. The smaller chip size reduces our production and packaging costs, which may enable us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.  Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., Metalink Ltd., STMicroelectronics N.V. and Texas Instruments Incorporated, which companies, we believe, have experience in very-high-bit-rate-digital subscriber line, or VDSL, or VDSL-like, technology. We also expect to compete with, among others, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp in the network processing market. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Many of our competitors operate their own fabrication facilities or have stronger manufacturing partner relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband or network processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the carrier services addressed by our products, which could adversely affect our revenue and business.

Our revenue is dependent on the increase in demand for carrier services that use integrated residential gateways. Residential gateways compete against a variety of different data transmission technologies, including other DMT-based technologies, cable modem and satellite and other wireless technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over, the fiber-fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

Our products are generally incorporated into our OEMs customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a design win. We often incur significant expenditures on the development of a new product without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in August 2006 we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications for $2.1 million in cash, including $0.1 million in transaction expenses, and the assumption of liabilities of $0.1 million, options to purchase approximately 177,246 shares of Ikanos common stock and approximately 178,000 shares of restricted stock. Any future acquisition, partnership joint venture or investment may require that we pay significant cash, issue stock or incur substantial debt. Acquisitions, partnerships or joint ventures may also result in the loss of key personnel and the dilution of existing stockholders as a result of issuing equity securities. In addition, acquisitions, partnerships or joint ventures require significant managerial attention, which may be diverted from our other operations. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our OEM customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established within the last three years, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third-party sales representatives or recruit additional or replacement third-party sales representatives, our revenue and operating results could be harmed.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as The American National Standards Institute and The Committee T1E1.4 in North America, European Telecommunications Standards Institute in Europe and ITU-T and the Institute of Electrical and Electronics Engineers, Inc. worldwide. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers and our revenue and operating results would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our cost.

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights in the United States. We do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact that a significant portion of our revenue is generated abroad. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as U.S. law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we may be required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of our resources.

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

After we have delivered a product to an OEM customer, the OEM will usually test and evaluate our product with its carrier customer prior to the OEM completing the design of its own equipment that will incorporate our product. Our OEM customers and the carriers may need three to more than six months to test, evaluate and adopt our product and an additional three to more than nine months to begin volume production of equipment that incorporates our product. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increases the risk that an OEM customer or carrier will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or carrier could cause us to not achieve anticipated revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or carrier reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

As our international manufacturing, sales and research and development operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 97% of our revenue for the nine months ended September 30, 2006 and 99% of our revenue for the nine months ended September 30, 2005 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Sales to customers located in Asia accounted for 70% of our revenue for the nine months ended September 30, 2006 and 98% for the nine months ended September 30, 2005. Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia. Fluctuations in or a plateau of new subscribers in Asia could impact our revenue and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our revenue to decline.

We are in the process of implementing a new ERP system, which could disrupt our operations, negatively impact our sales volume and revenue and adversely affect our ability to integrate the assets we acquired in the NPA acquisition.

In January 2006, we completed the first of many phases of a new comprehensive enterprise resource planning, or ERP, information system to manage our business operations.  In September 2006, we substantially completed the second phase of the ERP information system.  We have operated this new system for only a limited time and may experience difficulties in successfully transitioning from the prior system to the new system.  Further, we will require subsequent enhancements to this new system, which could disrupt our operations. We have experienced difficulties in the past in implementing new information systems. The process of implementing new information systems could also adversely impact our ability to do the following in a timely manner:

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

We have historically derived a substantial amount of our revenue from Asia, and with the NPA acquisition, a majority of our network processing revenue comes from a single customer in Europe. If we fail to diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

A substantial portion of our revenue is derived from sales into Japan, Korea and France, and our revenue has been heavily dependent on developments in these markets. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Asia and France. For instance, our revenue declined sequentially by 11% in the third quarter of 2006 and is projected to further decline in the fourth quarter principally due to a reduction in demand for our products in Japan and Korea as well as a general slow down in the telecommunication integrated circuit (“IC”) market. While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets outside of Japan, Korea and France, and to successfully diversify our customer base could harm our business and operating results.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that we offer frequently contain defects and bugs, particularly when they are first introduced or as new versions are released. In the past, we have experienced, and may in the future experience, defects and bugs in our products. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, could impact our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, some of our customers selling products in Europe have begun demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In addition, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

We have incurred, and expect to continue to incur, increased costs as a result of being a public company.

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

In 2006, the employment of several key employees in our finance department terminated. We have recently hired certain key financial personnel and may need to hire additional personnel in the future. As a result of these changes, we may face difficulties in integrating these employees and adhering to reporting and compliance regulations, which could harm the ability to operate our business as a public company and investors’ may lose confidence in our ability to operate in compliance with existing internal controls rules and regulations, either of which could result in a decline in our stock price.

Due to the cyclical nature of the semiconductor and telecommunications industries, our operating results may fluctuate significantly, which could adversely affect the market price of our common stock.

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors could cause substantial fluctuations in our revenue and in our operating results. Any downturns in the semiconductor or broadband communications industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause our stock price to decline.

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

In November 2006, purported class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer. The lawsuits allege certain misrepresentations by us in our registration statements and prospectus related to our initial public offering in September 2005 and the follow-on offering in March 2006, and seeks unspecified damages.  We have not been served with the complaints. We cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on our financial statements.

If we are not successful in our defense of such claims, we could be forced to make significant payments to our stockholders and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of September 30, 2006, we had approximately 27.6 million shares of common stock outstanding. Of these shares, 6,400,000 were sold in our initial public offering in September 2005 and an additional 2,500,000 were recently sold in a follow-on public offering, all of which are freely tradable under federal and state securities laws without further registration under the Securities Act of 1933, as amended (the “Securities Act”), or the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally will be available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

The SEC declared our second registration statement, which we filed on Form S-1 (File No. 333-132067), under the Securities Act,  in connection with a public offering of our common stock, par value $0.001, effective in March 2006. Citigroup and Lehman Brothers acted as the lead underwriters of the offering. A total of 5,750,000 shares of common stock were sold in the offering at $20.75 per share. 2,500,000 of the shares of common stock were sold by us and 3,250,000 of the shares of common stock were sold by selling stockholders. The offering terminated after the sale of all of the securities registered on the registration statement. After deducting the underwriters’ commission and the estimated offering costs, we received net proceeds of $48.5 million from the offering. None of the expenses were paid, directly or indirectly, to directors, officers or persons owning 10% or more.

To date, we used approximately $34.9 million of the net proceeds of these offerings to fund the NPA and Doradus acquisitions, and the remainder of the net proceeds has been applied to temporary investments and the purchase of capital equipment and licensing technology.

ITEMS 3 and 5 are not applicable and have been omitted.

ITEM 5. Other Information

ITEM 6.  EXHIBITS

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934 the Company has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICAITONS, INC.

November 15, 2006	/s/ DANIEL K. ATLER
Daniel K. Atler
President and Chief Executive Officer
(Principal Executive Officer)

November 15, 2006	/s/ CORY J. SINDELAR
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2006

Exhibit No.	Description

10.1	Amended and Restated 1999 Stock Option Plan. Incorportated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16,2006 (file No. 000-57532).

10.2 **

Amendment to 2006 Sales Compensation Plan for Vice President of Worldwide Sales. Incorporated by reference Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006 (file No. 000-51532).

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

31.1*	Certification of the Chief Executive Officer pursuant to Rule 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of the Chief Financial Officer pursuant to Rule 13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.
**	Confidential treatment has been requested as to certain portions of this exhibit.