Form 10-K
period 2006-12-31
IKANOS COMMUNICATIONS
filed 2007-03-07
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

OR

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

Commission File Number: 0-51532

IKANOS COMMUNICATIONS, INC.

(Exact name of registrant as specified in its charter)

Delaware	73-1721486
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

47669 Fremont Boulevard

Fremont, California 94538

(Address of principal executive offices) (Zip Code)

(510) 979-0400

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.001 par value	The NASDAQ Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    ☐  Yes    ☒  No

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    ☐  Yes     ☒  No

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days:    ☒  Yes    ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.  See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer  ☐                        Accelerated filer  ☒                            Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    ☐  Yes    ☒  No

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 2, 2006 (the last day of Registrant’s second quarter of fiscal 2006), based upon the closing price of the Common Stock on June 30, 2006, as reported on the Nasdaq Global Market, was approximately $324,822,033.  Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates.  This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2007, there were 28,195,738 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement for the 2007 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties.  All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements.  In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions.  We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.  These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this prospectus, regarding, among other things:

•	our limited operating history and history of losses;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	decreased demand for our semiconductors;

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	market acceptance of new products and technologies;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	the future growth of the Fiber Fast™ broadband and network processing markets;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

These risks are not exhaustive.  Other sections of this annual report on Form 10-K may include additional factors that could adversely impact our business and financial performance.  Moreover, we operate in a very competitive and rapidly changing environment.  New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events.  We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur.   Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.  Moreover, neither we nor any other person assume responsibility for the accuracy and completeness of the forward-looking statements.  Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K to conform these statements to actual results or to changes in our expectations.

PART I

ITEM 1. BUSINESS

The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this annual report on Form 10-K.

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband.  We develop and market end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data.  Our solutions power DSLAMs, optical network units (ONUs), concentrators, customer premises equipment (CPE), modems and residential gateways for leading network equipment manufacturers.  Our products have been deployed by carriers in Asia, Europe and North America.  We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software.  We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services.  Expertise in the creation and integration of unique digital signal processing (DSP) algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power very-high-bit-rate digital subscriber line (VDSL) products.  Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home.  These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment.  Our customers consist primarily of original destination manufacturers (ODMs), contract manufacturers (CMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to carriers.  We also sell to third-party sales representations, who in turn sell to ODMs, CMs and OEMs.

We offer multiple product lines including VDSLx and high-performance residential gateways for distributing advanced services in the home.  These product lines are designed to address different segments of the Fiber Fast broadband communications semiconductor market for both carrier networks and subscriber premises equipment:

•	Our Fx™ and FxS™ families of VDSLx Physical Layer (PHY) products are targeted at the broadband over copper market and provide transmission rates up to 100 Mbps downstream and upstream;

•	Our SmartLeap™ and CleverConnect™ families of VDSLx PHY products are targeted at the broadband over copper market and provide transmission rates up to 60 Mbps downstream and 30 Mbps upstream;

•	Our Eagle® family of ADSL2+ PHY products is primarily targeted at ADSL2+ USB modems which provide a very cost effective solution for broadband connectivity;

•	Our Fusiv® family of residential gateway products is primarily targeted at CPE for fiber extension, VDSLx and ADSL2+ markets; and

•	Our DoraVison evaluation kit consists of an end-to-end system model, synthesizable RTL code, core level testbench, and FPGA evaluation board and is designed for digital TV applications.

Carriers and OEMs choose from these multiple PHY product lines based upon many factors such as the design of carrier networks, the required performance, and the length of the copper loop between the fiber termination point and the customer premise.  Moreover, carriers and OEMs choose amongst the Fusiv family of residential gateway semiconductors based upon the services and functions they wish to provide to their customers.

Corporate Information

We were incorporated as a California corporation in April 1999, and we reincorporated in Delaware in September 2005.  Our principal executive office is located at 47669 Fremont Boulevard, Fremont, CA 94538.  Our telephone number at that location is (510) 979-0400.  Our website address is www.Ikanos.com.  This is a textual reference only.  We do not incorporate the information on our website into this annual report on Form 10-K, and you should not consider any information on, or that can be accessed through, our website as part of this annual report on Form 10-K.  We were incorporated in 1999 as Velocity Communications and changed our name to Ikanos Communications in December 2000.  When we reincorporated in Delaware in September 2005, our name changed to Ikanos Communications, Inc.

Recent Acquisitions

In February 2006, we acquired the broadband products product line from Analog Devices, Inc. (ADI), which we refer to as the NPA acquisition, which consists of network processing and ADSL assets, for $32.7 million in cash, including transaction costs of $1.8 million.  The NPA acquisition enables us to enter the growing residential gateway semiconductor market.  The NPA acquisition also will diversify our product offerings and allow us to sell into new markets worldwide.

In August 2006, we acquired Doradus Technologies, Inc. (Doradus), a developer of advanced signal processing products for communications and digital TV applications.  This acquisition will enable us to expand our offering of triple play products.  The purchase price was approximately $2.1 million in cash, including $0.1 million in transaction expenses and the assumption of liabilities of $0.1 million.  Doradus stockholders are also entitled to receive up to an additional $0.5 million in cash based on the achievement of certain revenue milestones.  In addition, the restricted stock and options of certain Doradus stock and option holders were assumed by Ikanos and converted into approximately 0.2 million shares of restricted stock and approximately 0.2 million options to purchase shares of Ikanos common stock.

Industry Background

Demand for Fiber Fast Broadband Services

The growth of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate.  According to In-Stat, worldwide broadband households will more than double between 2005 and 2010, growing from about 194 million in 2005 to more than 413 million by 2010 and the worldwide market for online content services is expected to expand by a factor of 10, growing from about 13 million households during 2005 to more than 131 million households by 2010.  Of the online households, the majority continued to access the Internet through dial-up connections.  Dial-up connections provide transmission rates of up to 56 Kbps, allowing for basic applications such as e-mail and low bandwidth Internet access.  Comparatively, the households accessing the Internet through broadband connections were utilizing first generation broadband, such as DSL, ADSL or cable modems, for faster downloading of data.  We believe that typical first generation broadband transmission rates are 1 Mbps downstream and 256 Kbps upstream, which limit users to sending and receiving emails with attachments utilizing low-bandwidth Internet access and some multi-media applications.  Today, we believe consumers and businesses are increasingly demanding access to advanced digital media, video, communications and interactive broadband applications, including:

•	Broadcast television;

•	High definition television (HDTV);

•	Internet Protocol television (IPTV);

•	Video on demand (VOD);

•	Interactive television;

•	Peer-to-peer file sharing;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Streaming video and audio;

•	Online gaming and game hosting; and

•	Voice over Internet Protocol (VoIP).

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

The table below compare times to upload based on different upstream bandwidths, and show the typical Fiber Fast broadband requirements for triple play:

Interactive Services	Upload Requirement	Time Required (284 Kbps)	Time Required (100 Mbps)
Digital Photo Sharing	20 photos (5 MB each)	Greater than 20 minutes	Less than 1 minute
Video Phones	Broadcast Quality	Not possible	Possible
Music Sharing	Transfer 30 songs (5 MB each)	Greater than 60 minutes	Less than 1 minute
Video Publishing	Upload one 50 MB file	Greater than 20 minutes	Less than 1 minute

Services	Downstream (Mbps)	Upstream (Mbps)
HDTV (2-3 per household)	20-50	1-1.5
High Speed Internet	20-30	10-20
Video Conferencing	2-5	2-5
On-line Gaming	1-3	1-3
Video Blogging	1-3	1-3
Total Required	44-91	15-33

The Carrier Market Opportunity for Fiber Fast Broadband Services and Residential Gateways

Historically, carriers have used their copper lines primarily for providing basic voice services.  While demand for Internet access has increased, traditional basic voice service revenue has experienced little growth.  Carriers’ legacy voice revenue has also been under pressure due to increased competition from cable operators and other alternative service providers.

Anticipating a significant increase in advanced communications traffic, carriers upgraded their core and metro area networks with millions of miles of high-capacity optical fiber in the 1990s.  However, broadly deploying fiber directly to the end user on the access network to provide Fiber Fast broadband is cost prohibitive and time consuming.  As a result, there is an enormous disparity between bandwidth in the fiber network and the bandwidth available to the end user.  Given that the majority of Internet users are connected to carriers’ copper lines, the most practical means available to the carriers for delivering Fiber Fast broadband services is to utilize their existing copper lines.

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

Second-generation broadband offerings, specifically the ADSL2 and ADSL2+ standards, were introduced to provide carriers with the ability to offer basic video, voice and data services, and provided speed improvement over first-generation broadband technologies.  While second-generation broadband technologies do not offer the high maximum upstream and downstream data rates of third-generation, or VDSLx-based technologies, second-generation broadband technology offerings have achieved market acceptance in early deployments of triple play services.

Third-generation interactive broadband provides a richer user experience through the combination of higher upstream and downstream transmission rates, which, together with customizable applications, such as interactive television, provides more personalized services than broadcast-oriented networks.  Moreover, Fiber Fast broadband enables telephone carriers to offer triple play and interactive services that may surpass the services currently provided by cable operators.

To accommodate the requirements of triple play and interactive services, a number of carriers are deploying Fiber Fast broadband services over their existing copper infrastructure.  Fiber Fast broadband technology bridges the bandwidth gap between fiber and copper while avoiding the costs and time of deploying fiber all the way to the premises.  This enables carriers to quickly meet the needs of their users and increase their revenues through the delivery of advanced digital media, video, communications and interactive broadband applications while minimizing costs and capital expenditures.

In order to deliver triple play and interactive services, carriers are increasingly offering customers residential gateway equipment that implements some or all of the following key functions:

•	Wide Area Network PHY: VDSLx, ADSLx, FTTx;

•	Internet Protocol, or IP routing;

•	Local Area Networking (LAN), such as Ethernet, 802.11x, Home Networking; and VoIP;

•	Quality of Service;

•	Connectivity for external devices like Printers, USB drive, hard disk drive (HDD); and

•	Network security.

According to Infonetics Research, worldwide IP-based DSLAMs VDSLx ports are estimated to grow from 8.3 million in 2006 to 21.2 million in 2008, and VDSLx modems and gateways are estimated to grow from 3.2 million units in 2006 to 18.4 million units in 2008.

The Ikanos Solution

We are a leading developer and provider of highly programmable semiconductors that enable Fiber Fast broadband services over telephone companies’ existing copper lines as well as residential gateways in the home. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities.  Our network processors are used in triple play gateways for the digital home, and offer high-performance, integrated VoIP and DSL, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

Our products are incorporated in communications systems that are deployed by carriers in their infrastructure, as well as in the home to enable subscribers to access data, voice and video.  We offer highly programmable products that support the multiple international standards used in Fiber Fast broadband deployments worldwide, including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+, as well as network processing semiconductors.

We have incorporated features and functions into our products that previously had to be developed by our OEM customers as part of their own systems.  We refer to these features and functions as our systems-level capabilities, which enable our OEM customers to reduce costs, accelerate time-to-market and enhance the flexibility of their systems.

We believe that our key competitive advantages include our system-level expertise, the programmability of our products, our ability to integrate complex analog hardware, digital hardware, algorithms, systems and software into a complete product, our distributed accelerator processor architecture and our technology leadership and experience working directly with carriers in mass deployment of this technology.  Our products are deployed by several leading carriers and are also being evaluated by other leading carriers.

Key features of our technology include:

Integrated analog technology.  One of the key technology differentiations of our semiconductors is our analog technology that is incorporated into our integrated analog products.  The analog products perform the high-precision analog-to-digital and digital-to-analog conversion and the various analog functions necessary to interface between the digital signal processor and the physical transmission medium.  Our integrated analog technology includes programmable transmit and receive filters, low-noise amplifiers, and a power-optimized line driver with synthesized impedance and hybrid cancellation.  Our analog technology enables systems to increase performance, adapt to noisy signal conditions, reduce power consumption and be programmed for multiple international standards.  Additionally, our analog technology eliminates the need for a large number of discrete components and hence reduces costs for our OEM customers and increases the number of connections, or ports, in OEM systems.

Highly programmable platform and software.  We provide a highly programmable platform for the Fiber Fast broadband industry that enables significant customization of reach, transmission rates and other specifications to optimize transmission performance.  Our software enables the programmability of our digital signal processor as well as provides an interface to an external processor for diagnostic testing and configuration of key functions.  Our software can be remotely downloaded into our semiconductors incorporated into modem located in the residence.  This capability allows the carriers to upgrade portions of their existing systems without having to replace them, thereby enabling carriers to protect their investments and reduce costs.  In addition, we provide application software that can be used by our OEM customers to facilitate the incorporation of our semiconductors into their systems.

High-performance digital signal processing and advanced algorithms.  Communications algorithms are special techniques used to transform between digital data streams and specially conditioned analog signals suitable for transmission over copper lines.  In order to reliably transmit and receive signals at Fiber Fast transmission rates, it is critical to execute advanced algorithms in real time.  Algorithm processing is typically performed by the digital signal processor.  We have designed high-performance, low power usage digital signal processors for high transmission rate applications that utilize our proprietary software.  Our processing algorithms enable reliable transmission and recovery of signals at Fiber Fast transmission rates over the existing copper lines even under noisy signal conditions.  We believe the combination of speed and programmability of our digital signal processor and our advanced algorithms provides us a competitive advantage.

Flexible network interfaces.  Carriers globally use multiple communications protocols for transmitting data, voice and video over their networks.  Such protocols include Asynchronous Transfer Mode, or ATM, and Internet Protocol, or IP.  Our semiconductors have the capability to support multiple network protocols and interfaces, including ATM and IP, to a variety of different OEM systems.  For example, carriers in Japan and Korea typically deploy IP-based line cards and platforms that use our semiconductors while carriers in Europe and North America have historically deployed ATM-based systems and are in the process of migrating to IP-based systems.

High-performance network processing.  The delivery of high-quality video and other triple play services requires a high-performance residential gateway to process the digital data streams that travel in both the upstream and downstream directions from the end customer.  Common data processing functions include routing of IP based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality.  Our products include high-performance network processing semiconductors that are designed to perform residential gateway functions at rates of up to 200 Mbps, which is equal to the rates of our VDSL2 PHY solutions.  We believe the combination of our high-performance network processing products and our broad range of VDSLx and ADSL2+ PHY solutions provides us a competitive advantage.

Key benefits of our technology for our OEM customers and carriers are:

Enabling the delivery of advanced digital media, video, communications and interactive broadband applications.  Our PHY solutions provide Fiber Fast transmission rates of up to 100 Mbps downstream and upstream.  These transmission rates enable carriers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming and game hosting and VoIP, as well as traditional telephony services.

Improving time-to-market with programmable systems-level products.  Our solutions are programmable through our software, which enables our OEM customers to provide a single line card, instead of multiple line cards, to support multiple international standards.  Our systems-level capabilities enable us to design our semiconductors to accelerate our OEM customers’ time-to-market.  Because of the programmability of our products, carriers can deliver multiple service packages and charge different amounts for these packages.

Cost-effective, Fiber Fast transmission over existing copper lines.  Our semiconductors minimize carriers’ capital expenditures and costs because they enable transmission of signals at Fiber Fast transmission rates over their existing copper lines.  As a result, carriers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers.  Our solutions are also compatible with carriers’ existing systems, enabling these carriers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs.  Moreover, we offer semiconductors for both ADSL2 and ADSL2+ broadband solutions, as well as VDSLx broadband solutions, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors.

End-to-end solutions.  We offer semiconductors for carrier networks as well as for CPE including modems and residential gateways.  We ensure seamless interoperability by providing end-to-end solutions from the carrier network to the customer premises.

Proven technology.  To date, we have shipped products to enable over 20 million DSL ports.  Our solutions are already deployed or in field testing at several leading carriers worldwide such as Belgacom, France Telecom, KDDI Corp., Korea Telecom Corp., Nippon Telegraph And Telephone East Corp., Nippon Telegraph And Telephone West Corp., Softbank BroadBand and Telecom Italia (France).  Our OEM customers and the carriers they serve conduct extensive system-level testing and field qualification of a new semiconductors generally over a six to 18 month period to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment.  Our semiconductors have been designed into systems offered by leading OEMs including: Alcatel-Lucent, Dasan Networks, Inc., ECI Telecom, Ltd., Huawei Technologies Co., Ltd.  Innomedia, Inc., Millinet Co., Ltd., NEC Corporation, Netopia, Inc.  (a Motorola Company), the SAFRAN Group of which Sagem Communication is a subsidiary, Sumitomo Electric Industries, Ltd., Tellabs, Inc., Woojyun Systec Co., Ltd., ZTE Corporation and ZyXEL Communications Corp.

Our Strategy

Our objective is to be the leading developer and provider of highly programmable semiconductors that deliver triple play and interactive services over Fiber Fast broadband using telephone copper lines and that distribute these services in the digital home.  In addition, we intend to further expand into new applications and adjacent markets.  The principal elements of our strategy are:

Leverage our market and technology leadership positions.  We believe we have achieved a leadership position in the Fiber Fast broadband market as well as in the triple play residential gateway markets.  We have been a leader in the development of the standards for Fiber Fast broadband over copper lines and our solutions are compliant with many of those standards.  Our solutions have been deployed by several leading carriers, which we believe provides us with an incumbent position with these carriers.  We intend to leverage our incumbent position to accelerate the deployment of our products around the world.

Capitalize on our existing carrier and OEM relationships.  Broadband technology requires customization for the specific needs of carriers.  We intend to continue to capitalize on our close relationships with leading carriers and OEMs to accelerate the deployment of our products.  We believe that our close relationships with carriers and OEMs provide us with a deep understanding of their needs and enable us to continue to develop customized technology to meet their requirements.

Continue to pursue acquisitions, strategic partnerships and joint ventures.  We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs.  For example, in February 2006, we completed the NPA acquisition, which we believe will enable us to become a leading developer and provider of residential gateway semiconductors; and in August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications.

Leverage our technology capabilities to pursue new market opportunities.  We have developed expertise in technologies that are key to Fiber Fast broadband, including analog and mixed-signal semiconductor design, digital signal processing, advanced-signal processing algorithms, firmware and software.  Through the NPA acquisition, we added over 70 engineers with expertise in developing and designing high-performance network processing semiconductors and related software that enables us to integrate key residential gateway functions into a single chipset that consists of multiple semiconductors.  We plan to further extend our technology expertise by devoting engineering resources to research and development in analog and mixed-signal, digital signal and network processing as well as by exploring potential technology acquisition opportunities.  We intend to use our core technologies and establish partnerships to develop new complementary products that incorporate additional functionality to our current semiconductors to expand our addressable market.

Rapidly expand our geographic presence.  We have a significant local sales presence in France, Japan and Korea.  In addition, we have expanded our sales reach by adding sales personnel, field application engineers, consultants and third-party representatives in Taiwan (also serving China), Europe and the United States.  We intend to continue to expand our sales team, technical support organization and third-party sales channels to broaden our customer reach on a global basis.  Particularly, we intend to achieve growth in key countries such as Belgium, Canada, China, Germany, Italy, The Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom

and the United States.  We believe that such geographic expansion provides significant potential for additional long-term growth for our company.

Capitalize on our fabless operating model.  We intend to continue to operate as a fabless semiconductor company by outsourcing all the manufacturing, assembling and testing of our semiconductors to reliable outsourcing partners.  We also intend to continue working closely with our third-party outsourcing partners to achieve higher performance and lower cost for our semiconductors.  We believe that our fabless operating model has enabled us to continue to focus on innovation, integration and the marketing and selling of our products.   This enables us to maximize our growth opportunities while minimizing our need for capital and increasing our flexibility.

Our Target Markets and Products

We offer multiple product lines that are designed to address different segments of the Fiber Fast broadband and residential gateway semiconductor markets.  Using equipment based on our programmable semiconductors, carriers deploy advanced digital media, video, communications and interactive broadband applications over their existing copper infrastructure.  Carriers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer and system design constraints such as performance, density and power consumption.

Our products are generally located at both end of the copper line.  CPE, which is located at the end-user, uses semiconductors from our Gateway product family.  DSLAMs and concentrators, which are located in the carrier infrastructure, use semiconductors from the Access product family.

Access Markets

Carrier networks generally connect to their customers through fiber followed by copper lines.  The fiber termination point can be located in the carrier central office (Fiber to the Exchange), in a remote terminal in the field (Fiber to the Remote — FTTR), at the curbside of homes a neighborhood (Fiber to the Curb — FTTC or Fiber to the Node — FTTN), or inside or just outside a large building (Fiber to the Building — FTTB) and in a home (Fiber to the Home — FTTH, in which case the in-home distribution may or may not be over copper lines).  Such markets are collectively referred to as FTTx and the growth in these markets is fueled by carriers pushing their fiber capabilities deeper into their infrastructure and closer to the end user.

As carriers extend fiber closer to the customer, the length of the copper line shortens.  With copper lines of 3,000 feet or shorter, carriers can provide Fiber Fast transmission rates over existing copper lines.  Carriers have been increasing the deployment of fiber and bringing it closer to the customer.  However, we believe that deploying fiber directly to the customer is cost prohibitive and time consuming.  By providing Fiber Fast transmission rates over existing copper lines, carriers enable the provisioning of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming and game hosting and VoIP, as well as traditional telephony services.

As the length of the copper loop between the fiber termination point and the end-user grows, the bandwidth that is available on this copper loop decreases.  Various flavors of ADSL (ADSL, ADSL2, ADSL2+ — henceforth ADSLx) are currently the predominant technologies worldwide to deploy broadband using existing copper lines for such longer loop applications.  Standards-based ADSLx transmission rates currently range up to 25 Mbps downstream and 2 Mbps upstream, with many subscribers typically achieving transmission rates of up to 1 Mbps downstream and 256 Kbps upstream.  With the advent of the VDSLx standard, we believe that carriers that are looking to upgrade their infrastructure will consider VDSL2 products that offer similar performance in longer loops as ADSLx products, and significantly higher performance in shorter loops.  An additional criteria for carrier selection may be the capability to work with deployed ADSLx CPE, which can potentially ease the carrier’s upgrade to new, VDSL2 technology.

According to In-Stat, worldwide broadband households will more than double between 2005 and 2010, growing from about 194 million in 2005 to more than 413 million by 2010 and of all broadband households today, 13% are already regularly viewing professional content via online content aggregators.

The following diagram depicts typical network connectivity of broadband access networks.

Our multi-mode central office (CO) products enable carriers to quickly and cost-effectively offer triple play services.  The CO products comply with a broad range of international standards, support both Ethernet and ATM connectivity and fully complement carriers’ fiber deployments by leveraging existing copper infrastructure.  We believe that this product line offers the industry’s best performance with the lowest power consumption and the highest port density.

Platforms

Fx Family

The Fx family of multi-mode (VDSL2, VDSL, ADSL2+, ADSL2, ADSL per port) products enable carriers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform and offer up to 100/100 Mbps performance.  These products utilize fifth generation technology and consist of an 8-port DSP engine, a 4-port Analog Front End, a 4-port Integrated Front End and a 2-port, 20.5 dBm line driver.

Platform	Applications	Description
Fx100100-5	Triple play, IPTV deployments from Multi Dwelling Unit and Remote Terminals that require up to 100 Mbps in the downstream and up to 100 Mbps in the upstream when using the 998 band plan and up to 48-port line card density	IPTV optimized, multi-mode (VDSL2, VDSL, ADSL2+, ADSL2, ADSL per port) platforms with up to 30 MHz of spectrum utilization and up to 20.5 dBm of transmit power.

Fx10050-5	Triple play, IPTV deployments from Remote Terminals and Central Offices that require up to 100 Mbps in the downstream and up to 50 Mbps in the upstream when using the 998 band plan and up to 48-port line card density	IPTV optimized, multi-mode (VDSL2, VDSL, ADSL2+, ADSL2, ADSL per port) platforms with up to 17.6 MHz of spectrum utilization and up to 20.5 dBm of transmit power

SmartLeap Family

The SmartLeap family of multi-mode products utilize up to 12MHz of spectrum, providing highly dense solutions with up to 60Mbps downstream and 30Mbps upstream performance (using band plan 998).  They are used in up to 48-port line cards for multi-mode systems and can interoperate with deployed VDSL2, VDSL, ADSL2+ and ADSL modems on a per port basis thus enabling system vendors to develop a single system for worldwide applications.

Platform	Applications	Description
SL9400	Multi-mode VDSLx DSLAM line cards and concentrators with up to 24 port density	Multi-mode platforms with up to 12 MHz of spectrum utilization and up to 14.5 dBm of transmit power.

SL9450	Multi-mode VDSLx DSLAM line cards and concentrators that require up to 48 port density and higher transmit power	Multi-mode platforms with up to 12 MHz of spectrum utilization and up to 17.5 dBm of transmit power

Reference Platforms

	Applications	Description
FasTrack Reference Systems	Evaluation system	The FasTrack Reference System allows equipment vendors to rapidly and cost-effectively develop an array of fiber-based systems and broadband products.

Software

	Applications	Description
Ikanos Programmable Operating System (iPOS)	Multi-mode Central Office, MDU and Remote Terminal DSLAM deployments.	The Ikanos Programmable Operating System (iPOS) integrates a Real-time Operating System (RTOS) kernel and management Application Programming Interfaces (APIs) that enable equipment vendors to easily tailor platforms to specific application requirements.

Gateway Markets

Our Gateway products are primarily targeted at the residential gateway market, but may also be utilized in adjacent applications including but not limited to routers and security appliances for small and medium enterprises, analog telephone adapters and small IP-based private branch exchanges, or PBXs.

•

Fusiv Vx products are incorporated in customer premises equipment including VoIP gateways, integrated access devices, residential gateways, routers and IP-based PBXs.  The Fusiv architecture utilizes a distributed processing model using a central RISC and accelerator processors to provide wire-speed packet processing performance;

•

FxS chipsets are incorporated into equipment located at the customer premises, referred to as Subscriber Located Equipment (SLE), or the Optical Network Terminal (ONT), and are integral to the delivery of Fiber Fast broadband services.  FxS chipsets provide multi-mode VDSLx PHY connectivity using existing copper lines at transmission rates of up to 100 Mbps downstream and upstream;

•	CleverConnect chipsets are incorporated into the equipment located at the customer premises. CleverConnect chipsets provide VDSLx PHY connectivity.

•	Eagle chipsets are incorporated into the ADSL / ADSL2 / ADSL2+ Modem equipment located at the customer premises.

Gateway Products

•	Fusiv Vx150 (Gateway Processor): On-chip voice processing, supports networking operations at Ethernet wire speeds. Targeted at FTTH Residential Gateway and VoIP ATA Gateway applications.

•

Fusiv Vx155 (Gateway Processor): On-chip voice processing, supports networking operations at Ethernet wire speeds.  Targeted at Data Gateway, VoIP and Data Gateway, Triple play Gateway, FTTH Residential Gateway and VoIP ATA Gateway applications.

•	Fusiv Vx160 (ADSL2+ Gateway Processor): On-chip voice processing, Networking operations at ADSL2+ and Ethernet wire speeds. Targeted at ADSLx Residential Gateway applications.

•

Fusiv Vx200 (Gateway/SME Processor): On-chip voice processing, built-in security engine for IPSec enabled data and voice, supports networking operations at Ethernet wire speeds.  Targeted at FTTH Residential Gateway, ADSLx SoHo Gateway, VoIP ATA Gateway, SoHo Gateway and Security/ADSL applications.

•	Eagle IV: ADSL/ADSL2/ADSL2+ USB bus powered modem applications.

•	Fx10050-5 and Fx100100-5: Respectively 100/50 (profile 8a,b,c,d/12a,b/17a) and 100/100 VDSLx (profile 8a,b,c,d/12a,b/17a/30a) and ADSLx applications for Customer Premises Equipment (CPE) and Security.

•	CleverConnect CC600: 60/30 VDSLx (up to profile 12a,b) for Customer Premises Equipment (CPE) applications.

Gateway Software

•	Ikanos Programmable Operating System (iPOS)

The Ikanos Programmable Operating System (iPOS) integrates a Real-time Operating System (RTOS) kernel and management Application Programming Interfaces (APIs) that enable equipment vendors to easily tailor platforms to specific application requirements.

•	Linux based middleware

The Ikanos Linux based middleware includes full voice chain, and microcode for the Fusiv Accelerator Processors, routing, bridging, NAT, Firewall and QoS over Ethernet, xDSL and Wireless interfaces.

Gateway Reference Systems

The Ikanos Reference Systems allow equipment vendors to rapidly and cost-effectively develop an array of fiber-based and broadband (ADSLx, VDSLx) products, and address numerous markets:

•	FasTrack Reference System (SmartLeap and Fx based)

•	VDSLx Residential Gateway Platform (Vx155 & Fx based)

•	ADSL Residential Gateway Platform (Vx 160)

•	Residential Gateway/SME Platforms (Vx150, Vx200 or Vx 160 based)

•	ADSL/ADSL2/ADSL2+ USB Modem (Eagle IV based)

IP Cores

•	DoraVision: Digital TV

The DoraVision 8-VSB/QAM Demodulator IP Core from Ikanos enables integrated terrestrial/cable TV receiver systems to receive digital High Definition (HD) and Standard Definition (SD) broadcast signals without coverage reliability issues that occur in commonly found multi-path signal environments.  This core is ideal for System-on-a-Chip (SoC) integration and is found in such end-end-user applications such as ATSC standard compatible Digital TV sets, PC TVs, recordable DVDs, digital video recorders (DVRs), personal video recorders (PVRs) and set-top boxes (STBs).  The DoraVison FPGA evaluation kit consists of an end-to-end system model, synthesizable RTL code, core level testbench, and FPGA evaluation board.

Customers and Carriers

Customers

The markets for systems utilizing our products and services are mainly served by large OEMs, original design manufacturers (“ODMs”) and contract manufacturers (“CMs”).  We work directly with OEMs to understand their requirements and the requirements of the carriers they serve to provide the OEMs with semiconductors that can be qualified for use within the carriers’ networks.

Below is the list of our OEM customers who have purchased at least $1.0 million of our products directly from us or through a CM or third-party sales representative identified during the year ended December 31, 2006:

OEM customer	CM or third-party sales representative, if any
Sumitomo Electric Industries, Ltd.	Altima
Dasan Networks, Inc.	Uniquest Corporation
Innomedia, Inc.	—
JDC	Uniquest Corporation
Lucent Technologies, Inc.	Solectron
Millinet Co., Ltd.	Uniquest Corporation
NEC Corporation (Magnus)	—
Sagem	—
Woojyun Systec Co., Ltd.	Uniquest Corporation
ZyXEL Communications Corp.	—

In 2006, Sagem accounted for 23%, NEC Corporation accounted for 23%, Uniquest Corporation accounted for 22% and Altima accounted for 19% of our revenue.  In 2005, NEC Corporation accounted for 44%, Uniquest Corporation accounted for 24% and Altima accounted for 28% of our revenue.  In 2004, NEC Corporation accounted for 45%, Uniquest Corporation accounted for 27% and Altima accounted for 23% of our revenue.

Historically, substantially all of our sales have been to customers outside the United States.  Sales to customers in Asia accounted for 70% in 2006, 98% in 2005 and 97 % in 2004.

Carriers

We work directly with various major carriers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the carriers’ networks.  Our OEM customers have sold products that include our semiconductors to major carriers, including:

•	Belgacom (Belgium);

•	France Telecom (France);

•	KDDI Corp. (Japan);

•	Korea Telecom Corp. (Korea);

•	Nippon Telegraph & Telephone Corporation (Japan);

•	Softbank BroadBand (Japan);

•	Swisscom (Switzerland); and

•	Telecom Italia (France).

Our Service and Support for Customers and Carriers

To accelerate design and development of our OEM customers’ systems and the qualification and mass deployment of our technology, we have a customer engineering team and a field application engineering team to support our OEM customers and the carriers they serve.  These customer engineers and field application engineers work closely with the OEMs as well as directly with the carriers.  Customer engineers have expertise in hardware, software and have access to the various expertise within our company to ensure proper service and support for our OEM customers and the carriers.

Our service and support involves multiple stages beginning with the carriers’ evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the carriers’ performance and other requirements.

In parallel, our engineers help our OEM customers with the design and review of their system designs.  Our application engineers and field application engineers help the OEM engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software codes and other documentation.  By doing this, we assist our OEM customers and the carriers they serve in meeting their deployment requirements.  Once the hardware incorporating our chipset solutions is built by the OEMs, we work closely with the OEMs’ engineers to integrate our software into the OEMs’ systems through site visits and extensive field-testing with the carriers.  This entire cycle may take six to 18 months depending upon the region, carrier requirements and deployment plans.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with leading OEMs and mass deployment with carriers worldwide.  We consider a design win to occur when an OEM notifies us that it has selected our solution to be incorporated into its system.  We refer to our sales and marketing strategy as “direct touch” since we have significant contact directly with the customers of our OEMs, the carriers.  We believe that applications support at the early stages of design is critical to reducing time to deployment and minimizing costly redesigns for our OEM customers and the carriers.  By simultaneously working with our OEM customers and the carriers, we are able to use the pull of carrier network compatibility and interoperability to push design wins with our OEM customers, which is further augmented by our support and service capabilities.

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

Our marketing teams focus on our product strategy and management, product development road maps, product pricing and positioning, new product introduction and transition, demand assessment, competitive analysis and marketing communications and promotions.  Our marketing teams are also responsible for ensuring that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our OEM customers and third-party sales representatives.

Competition

We compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., Metalink Ltd., PMC-Sierra, Inc.  Realtek Semiconductor Corp, STMicroelectronics N.V.  and Texas Instruments Incorporated who either offer, or we believe may be developing, semiconductors for segments of the Fiber Fast broadband and network processor markets.  In our newly acquired digital TV intellectual property licensing business we compete with, among others, Sarnoff Corporation, a subsidiary of SRI International.  We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development, but nonetheless we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

We also consider other companies that have access to discrete multi-tone (DMT) or network processing technology as potential future competitors.  In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

We compete primarily with respect to the following factors:

•	product performance;

•	compliance and influencing industry standards;

•	price and cost effectiveness;

•	functionality;

•	time-to-market; and

•	customer service and support.

We believe that we are competing effectively with respect to these factors.

Technology and Architecture

We believe that one of our key competitive advantages is in the integration of our broad base of core technologies encompassing the complete space from systems, algorithms, hardware and software to silicon.  We believe this vertical integration of core competencies enables us to make optimal architectural choices in designing and developing cost-effective, high-performance, and programmable semiconductors.  Our products are manufactured on standard low-cost, complementary metal-oxide semiconductor, or CMOS, or bi-polar complementary metal-oxide semiconductor, or Bi-CMOS, processes or Bi-Polar processes.  We have the following core competencies:

•	ability to develop system-level solutions that incorporate analog and digital processing, as well as software and algorithms;

•	a programmable analog and digital architecture that allows our semiconductor solutions to be programmed for multiple standards and applications;

•	highly optimized digital signal processing algorithms;

•	highly optimized packet processing engine;

•	carrier deployed VoIP digital signal processing capability;

•	digital design, verification, and back-end capability for leveraging advancements in process technologies;

•	analog design capability in CMOS, Bi-CMOS and Bi-Polar processes; and

•	knowledge of the carrier network, which enables us to help carriers with their network planning and deployment of services.

Where cost-effective, we purchase designed and verified specific functional blocks, such as real time operating systems, from third-party vendors.

Our VDSLx/CO and VDSLx/CPE products utilize DMT line coding technology.  Starting in June 2003, DMT was adopted as the principal standard for VDSL by three standards committees: in North America, by Alliance for Telecommunications Industry Solutions (ATIS is accredited by the American National Standards Institute (ANSI)), the Committee T1E1.4, and worldwide, by the Institute of Electrical and Electronics Engineers (IEEE) and ITU-T.  In May 2005, the VDSL2 standard was recommended by the ITU-T and in February 2006 the standard was approved.  The VDSL2 standard represents an advance in capability over the VDSL standard and defines a series of “profiles” for high-speed DMT-based transmission in both the upstream and downstream directions for a variety of deployment models.

VDSL and VDSL2 are the highest-rate forms of DSL technology available today and can enable Fiber Fast broadband services using existing copper lines.  VDSL2 transmits aggregate data at rates of 60 Mbps and over for a reach of 3,000 feet.  VDSL2 also offers longer reach of up to 15,000 feet at lower transmission rates. VDSL and VDSL2 are significantly faster than alternative DSL technologies and enable carriers to provide revenue enhancing multiple services to respond to competitive and industry pressures from cable operators and other carriers.  We provide a portfolio of products which support some or all of the following standards: VDSL2, VDSL, ADSL2+, ADSL2 and ADSL.

Our networking processor products have high-performance packet processing capacity and implement a broad suite of protocol functionality, VoIP, and networking security.  These products are capable of 200+ Mbps packet processing throughput at any standard packet size.  This complements our high-performance PHY products to accommodate the requirements of triple play and interactive services, and provides carriers the scalability and flexibility to add additional broadband applications in the future.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related software.   We have experienced engineers who have significant expertise in Fiber Fast broadband and network processing technologies.  These areas of expertise include communication systems, system architecture, digital signal and network processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards, and system design.  In addition, we work closely with the research and development teams of our OEM customers and the carriers.  As of December 31, 2006, we had 182 persons engaged in research and development, of whom 94 are employed in Bangalore and Hyderabad, India and 88 in North America.  Our research and development expenses were $53.7 million in 2006 as compared to $28.4 million in 2005 and $21.7 million in 2004.

Operations

Semiconductor Fabrication

We do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for our usage.  By owning some of the test equipment, we gain some cost benefit and assurance of capacity.  We depend on third-party subcontractors to manufacture, package and test our products.  By outsourcing manufacturing, we are able to substantially avoid the cost associated with owning and operating our own manufacturing facility.  This allows us to focus our efforts on the design and marketing of our products.  We currently outsource our semiconductor wafer manufacturing to Taiwan Semiconductor Manufacturing Company, Austriamicrosystems AG, Silterra Malaysia Sdn Bhd., Tower Semiconductor Ltd., and NXP Semiconductors.  We work closely with our foundries to forecast on a monthly basis our manufacturing capacity requirements.  Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes.  Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance.  We believe that our fabless manufacturing approach provides us with the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of our products to those vendors that offer the best capability at an attractive price.  Nevertheless, because we do not have formal, long-term pricing agreements with our subcontracting partners, our wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors.  Our engineers work closely with our foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

Our products are shipped from our third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and tested.  We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors, including Advanced Semiconductor Engineering, Inc.  in Taiwan and Malaysia, United Test and Assembly Center Ltd.  in Singapore, and STATSChipPac Ltd.  in Singapore and Korea.  Our products are designed to use low cost, standard packages and to be tested with widely available test equipment.  In addition, we specifically design our semiconductors for ease of testability, further reducing production costs.

Quality Assurance

Our quality assurance program begins with the design and development process.  Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to manufacture.  We pre-qualify each of our subcontractors and conduct quality audits.  We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels.  All of our independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards.  In August 2006, we were ISO9000 certified.

Environmental Regulation

We are also focusing on managing the environmental impact of our products.  Our manufacturing flow is registered to ISO 14000, the international standard related to environmental management, by our subcontractors.  We believe that our products are compliant with the Restriction of Hazardous Substance (“RoHS”) Directive and that materials will be available to meet these emerging regulations.  However, it is possible that unanticipated supply shortages or delays may occur as a result of these new regulations.

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

As of January 31, 2007, we held 42 issued U.S.  patents and have 15 additional U.S.  patent applications pending.  Our patents and patent applications cover features, arts, and methodology employed in each of our existing product families.  The expiration dates are generally 2019 and beyond.  We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products.  Ikanos Communications, Ikanos, the Ikanos logo, SmartLeap, Eagle, Fusiv, CleverConnect, Ikanos Programmable Operating System, Fx, FxS, VLR and Fiber Fast are among the trademarks or registered trademarks of Ikanos.

Employees

As of December 31, 2006, we had a total of 279 full-time employees, of whom 182 were involved in research and development, 24 in operations, and 73 in sales and marketing, customer support, finance and administration.  None of our employees are represented by a labor union.  We have not experienced any work stoppages and believe that our relationships with our employees are good.

Backlog

Our sales are made pursuant to short term purchase orders.  These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty.  Therefore, we believe that the purchase orders are not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 27, 2007:

Name	Age	Position
Daniel K. Atler	47	President and Chief Executive Officer
Cory Sindelar	38	Chief Financial Officer
Yehoshua Rom	55	Vice President of Operations
Nick N. Shamlou	46	Vice President of Worldwide Sales
Dean Westman	50	Vice President, General Manager of Gateway Products Group

There are no family relationships among any of our directors and executive officers.

Daniel K. Atler has served as our President and Chief Executive Officer since October of 2006.  Prior to that, Mr. Atler served as our Chief Financial Officer since October 2003.  Prior to joining Ikanos, Mr. Atler was an executive for Silicon Image, Inc., a semiconductor company.  During his tenure at Silicon Image, Mr. Atler served as the Vice President of Finance and Administration and Chief Financial Officer from June 1998 to October 2001, and as the Executive Vice President of Strategic Business Development from November 2001 to September 2003.  Prior to Silicon Image, Mr. Atler served as the Chief Financial Officer and Vice President of Finance and Administration for Wireless Access, Inc., a system and semiconductor company for wireless, two-way data communications, and as a Senior Manager at Ernst & Young.  Mr. Atler holds a degree in business administration from Colorado State University.

Cory J. Sindelar has served as our Chief Financial Officer since October 2006.  Mr. Sindelar joined Ikanos in September 2006 as Vice President of Finance.  Prior to joining us, Mr. Sindelar served as Director of Finance and Accounting at EMC Corporation, an information infrastructure solutions company.  Mr. Sindelar was the Vice President, Corporate Controller and Principal Accounting Officer of Legato Systems, Inc., a software company from December 2000 until October 2003, at which time it was acquired by EMC Corporation.  Prior to joining EMC/Legato, Mr. Sindelar served as Senior Manager at PricewaterhouseCoopers LLP, a global assurance and business advisory firm in San Jose, California.  Mr. Sindelar also held various positions at C-Cube Microsystems (acquired by LSI Logic) and Arthur Andersen LLP.  Mr. Sindelar holds a B.S.B.A in accounting from Georgetown University.

Yehoshua Rom has served as our Vice President of Operations since August 2002.  Prior to that, Mr. Rom served as Director of Engineering at Broadcom Corporation, a semiconductor company from March 2001 to August 2002.  From February 2000 to March 2001, Mr. Rom served as Director of Operations at Virage Logic Inc.  From July 1997 to January 2000, Mr. Rom was Director of VLSI Engineering at MMC Networks Inc. Mr. Rom holds a B.S. degree in electrical engineering from the Tel Aviv University (Israel) and a M.B.A. degree from San Jose State University.

Nick N. Shamlou has served as our Vice President of Worldwide Sales since September 2006.  From January 2002 to September 2006, Mr. Shamlou served as Vice President of Asia sales at Broadcom Corporation and as representative director for Broadcom Japan KK. Prior to joining Broadcom, Mr. Shamlou held several key positions at Motorola Inc., including director of sales for the Semiconductor Products Sector (SPS) Japan, director of Asia sales for the SPS-Imaging and Entertainment Division and director of global sales for the SPS-Advanced Digital Consumer Division.  Mr. Shamlou earned a B.S. degree in Electrical Engineering from the University of Florida.

Dean Westman has served as our Vice President, General Manager of Gateway Products Group since April 2006.   From February 2001 to September 2005, Mr. Westman served as vice president of Sales and Marketing at Mathstar Inc., a semiconductor company.  Previously, Mr. Westman served as Vice President of Marketing at C-Cube Microsystems, a semiconductor company.  He also spent 15 years at LSI Logic Corporation, a semiconductor company, where Mr. Westman served in sequential management roles, including vice president of Operations for the company’s consumer division.  Mr. Westman holds B.S. degrees in Electrical Engineering and Mathematics from the University of Minnesota.

Where Can You Find Additional Information

With respect to the statements contained in this annual report on Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document, a copy of which has been filed as an exhibit to the registration statement.  You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission (SEC) at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain copies of all or any part of this annual report on Form 10-K from such offices at prescribed rates.  You may also obtain information on the operation of the Public reference Room by calling the SEC at 1-800-SEC-0300.  The SEC maintains an Internet site at http://www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including our information which we file electronically with the SEC.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC.  Such periodic reports, proxy statements and other information are available for inspection and copying at the public reference room and web site of the SEC referred to above.  We maintain a web site at www.Ikanos.com.  You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, free of charge at our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC.  The reference to our web address does not constitute incorporation by reference of the information contained at this site.

ITEM 1A. RISK FACTORS

Investing in our common stock involves a high degree of risk.  You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, before deciding whether to invest in shares of our common stock.  Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our business.  If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on Ikanos, our business, financial condition and results of operations could be seriously harmed.  In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Business

We have a limited operating history, and our quarterly operating results have fluctuated significantly and may do so again.  As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.  In recent quarters, we have experienced significant fluctuations in our revenue, and revenue and operating results are likely to continue to be volatile in future periods.

We have a limited operating history, which makes it difficult to evaluate our business and financial prospects.  While our operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002.  Since then, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control.  For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter.  More recently, in the fourth quarter of 2006, our revenue declined by 43% from the third quarter of 2006.  Quarterly fluctuations in revenue are characteristic of our industry.  And given our concentration of revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue.  Specifically, carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed.  As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

Since inception, we have only been profitable in the third and fourth quarter of 2005.  We incurred significant net losses prior to such quarters, and we incurred losses in the past four quarters.  We had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $22.8 million for the year ended December 31, 2006.  As of December 31, 2006, we had an accumulated deficit of $109.4 million.  To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining reasonable cost and expense levels.  Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any revenue shortfall, as occurred in the fourth quarter of 2006.  We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

If demand for our semiconductors declines or does not grow, we will be unable to increase or sustain our revenue; and our operating results will be harmed.

We currently expect our existing semiconductors to account for substantially all of our revenue for the foreseeable future.  If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the VDSLx market does not materialize as expected, it would harm our business.  The markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition.  If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer.  In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business.  For example, the Federal Communications Commission (FCC) has broad jurisdiction over our target markets in the United States, and the European Union (EU) has broad jurisdiction over our target markets in Europe.  Although the laws and regulations of these and other federal or state agencies are not directly applicable to our products, they do apply to much of the equipment into which our products are incorporated.  Governmental regulatory agencies worldwide, including the FCC and EU, may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

The average selling prices of our products are subject to rapid declines, which may harm our revenue and profitability.

The products we develop and sell are used for high volume applications and are subject to rapid declines in average selling prices due to competitive pressures and business objectives, including lowering average selling prices in order to increase market share.  We have lowered our prices significantly at times to gain market share, and we expect that we will reduce prices again in the future.  Offering reduced prices to one customer could likely impact our average selling prices to all customers.  Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, or if we are unable to reduce our cost and expenses or develop new or enhanced products on a timely basis that bear higher selling prices.

Our product mix is subject to frequent and unexpected changes, which may impact our revenue and margin.  (We define margin as revenue minus cost of revenue divided by revenue.)

Our product margins vary widely by product.  As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter.  In 2006, we acquired network processor products from ADI.  These products are included in our Gateway product family and generally have lower margins as compared to our Access product family.  Furthermore, the product margins within our Access product line can vary based on the type and performance of deployment being used as customers pay higher selling prices for higher performance.  And, in Japan, we have experienced a shift from our Access products to our Gateway products as some carriers have partially shifted from building out the infrastructure to adding subscribers.  Because our Access products generally have higher margins than our Gateway products, we have seen margins decline over the past several quarters in this region.  While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We derive a substantial portion of our revenue from sales to a relatively small number of customers.  As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations.  The following customers accounted for more than 10% of our revenue for any one of the periods indicated.  We have indicated the OEM customer based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	2006	2005	2004
NEC Corporation (USA)	NEC Corporation (Magnus)	23%	44%	45%
Altima	Sumitomo Electric Industries, Ltd.	19%	28%	23%
Sagem	Sagem	23%	—	—
Uniquest	Dasan	11%	12%	11%
Uniquest	Others	11%	12%	16%

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2007 and in the foreseeable future.  Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities.  Demand for our semiconductor products is based on carrier demand for our OEM customers’ systems products.  Accordingly, a reduction in growth of carrier deployment of product that use our semiconductors would adversely affect our product sales and business.

In addition, our relationships with some of our larger OEM customers may also deter other potential customers who compete with these customers from buying our products.  To attract new customers or retain existing OEM customers, we have offered and may continue to offer certain customers favorable prices on our products.  If these prices are lower than the prices paid by other existing OEM customers, we may have to offer the same lower prices to certain of these customers.  In that event, our average selling prices would decline.  The loss of a key customer, a reduction in sales to any major customer or our inability to attract new significant customers in the absence of any offsetting sales would harm our business.

We may be unable to attract a new CEO in a timely manner; and we may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

In October 2006, our then President and Chief Executive Officer, Rajesh Vashist, was replaced as President and Chief Executive Officer and resigned from the Board of the Directors.  While we are actively conducting a search for his permanent replacement, we cannot assure you that we will be able to recruit a qualified individual in a timely manner.  Even though we have established an interim management team to assume our former CEO’s responsibilities, any disruption resulting from his departure may adversely impact our customer relationships, employee morale and our business.  Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel.  We do not have employment agreements with any of these executives or any other key employees that govern the length of their service.  The loss of the services of senior management or technical personnel could harm our business.  Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a general manager.  Competition for these employees is intense.  Stock options, restricted stock units and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

Because of the rapid technological development in our industry and the intense competition we face, our products tend to become outmoded or obsolete in a relatively short period of time, which requires us to provide frequent updates and/or replacements to existing products.  If we do not successfully manage the transition process to next generation semiconductor products, our operating results may be harmed.

Our industry is characterized by rapid technological innovation and intense competition.  Accordingly, our success depends in part on our ability to develop next generation semiconductor products in a timely and cost-effective manner.  The development of new semiconductor products is expensive, complex and time consuming.  If we do not rapidly develop our next generation semiconductor products ahead of our competitors, we may lose both existing and potential customers to our competitors.  Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, our products would no longer be competitive.  Conversely, even if we are successful in rapidly developing new semiconductor products ahead of our competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results may be negatively affected by high levels of obsolete inventory.  If any of the foregoing were to occur, then our operating results would be harmed.

Our products include a significant amount of firmware.  If we are unable to deliver the firmware in a timely manner, we may have to delay revenue recognition at the end of a quarter, which could lead to significant unplanned fluctuations in our quarterly revenue.  As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

In connection with new product introductions in a given market, we release production quality code to our OEM customers.  This firmware is required for our products to function as intended.  If the firmware is not released in a timely manner, we may have to defer all revenue related to the semiconductors that we may have already shipped, or planned to ship, during the quarter, and therefore, cause us to miss our revenue forecast.  In addition, a customer may demand a specific future software feature as part of its order.  As such, we may have to delay recognition on some or all of our revenue related to that customer’s order until the future software feature is delivered.  Such delays or deferrals in revenue recognition could lead to significant fluctuations in our quarterly revenue and operating results and cause us to fail to meet or exceed our quarterly revenue forecasts.

We completed the NPA acquisition in February 2006, and if we are not successful in integrating the technology and retaining employees from the acquisition into our existing business, then our operating results may be adversely impacted.

We are currently integrating certain technology acquired in the NPA acquisition into a single device with our existing technology.  This integration may prove to be more difficult or costly than we have planned.  In addition, the employees acquired in the NPA acquisition had retention agreements in place that expired in February 2007.  As a result, we may experience an increased level of attrition, which in turn may effect our ability to support key development programs or customers.  If we are unsuccessful in addressing these challenges, our revenue, margin and operating results may be harmed.

We may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test many of our products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility.  Currently, five wafer foundries and three outside factory subcontractors, located in Austria, Israel,

Korea, Malaysia, Singapore, Taiwan and the United States, manufacture, assemble and test all of our semiconductor devices in current production.  While we work with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for each of our products.  Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis.  In addition, we have experienced similar delays due to technical and quality control problems.  Furthermore, our costs for manufacturing services or components have increased from time to time without significant notice.  In the future, if any of these events occur, or if the facilities of any of our subcontractors suffer any damage, power outages, financial difficulties or any other disruption due to natural disasters, terrorist acts or otherwise, we may be unable to meet our customer demand on a timely basis, or at all; and we may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.  We typically require several months or more to qualify a new facility or process before we can begin shipping products.  If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease.  If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with our customers would be harmed and our market share and operating results would suffer as a result.  In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide us.  If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

In the event we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve the anticipated cost reductions.

As indicated, we use five independent wafer foundries to manufacture all of our semiconductor products, which expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements.  Particularly during times when semiconductor capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements.  In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more.  Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time our perceived need for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors.  Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

If our subcontractors’ manufacturing facilities do not achieve satisfactory quality or yields, our relationships with our customers and our reputation will be harmed, our revenue and operating results could decline, and our cost of revenue as a percentage of revenue could increase.

Manufacturing defects may not be detected by the testing process performed by our subcontractors.  If defects are discovered after we have shipped our products, we have and could continue to experience warranty and consequential damages claims from our customers.  In January 2007, a significant customer notified us that they were experiencing a high defect rate on a certain product that was manufactured and shipped in the last month of fiscal 2006.  On February 8, 2007, the customer submitted a claim seeking replacement parts and specified damages.  We evaluated the merits of the claim, concluded it was in our best interests to resolve the matter, and on February 26, 2007, entered into a settlement agreement releasing us of all liabilities associated with this claim in exchange for a payment and providing replacement parts.  The cash payment was reflected as an offset to revenue in the fourth quarter of 2006.  Such claims as this one or others may have a significant adverse impact on our revenue and operating results.  Furthermore, if we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of, future orders and business with these OEMs.  If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

The fabrication of semiconductors is a complex and technically demanding process.  Minor deviations in the manufacturing process can cause substantial decreases in yields; and in some cases, cause production to be stopped or suspended.  We have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations.  Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per-unit cost, shipment delays and increased expenses associated with resolving yield problems.  Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand.  For instance, in the third quarter of 2006, we were unable to fulfill a certain amount of our customers’ orders due to difficulties in attaining acceptable yields on one of our products.  While we solved the manufacturing process issue in the fourth quarter of 2006, we cannot assure you that we will be successful in improving yields on any future product or in correcting manufacturing problems with our subcontractors.

It is common for yields in semiconductor fabrication facilities to decrease in times of high demand or due to poor workmanship or operational problems at these facilities.  When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand.  Many of these problems are difficult to detect at an early stage of the manufacturing process and, regardless of when the problems are detected, they may be time consuming and expensive to correct.  In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors’ wafer foundries are increased.  Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause us significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results.  Conversely, unexpected yield improvements could result in us holding excess inventory that would also increase our product cost and negatively impact our profitability.

We base orders for inventory on our forecasts of our OEM customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on our forecasts of our OEM customers’ demand.  Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates.  In the past, when the demand for our OEM customers’ products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations.  If we underestimate customer demand, we may forego revenue opportunities, lose market share and damage our customer relationships.  Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell.  As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity.  Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to reduce the cost of our semiconductor chips, which includes migrating to smaller geometrical process, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers.  We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron, 0.13 micron and 0.09 micron (or 90 nanometer) geometrical processes.  We are currently migrating some of our products to even smaller 65 nanometer geometrical process technology, and over time, we are likely to migrate to even smaller geometries.  The smaller geometry generally reduces our production and packaging costs, which may enable us to be competitive in our pricing.  The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products and to redesign some products.  In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses.  We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales.  Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive.  We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., STMicroelectronics N.V.  and Texas Instruments Incorporated, which companies, we believe, have experience in VDSLx, or VDSL-like, technology.  We also expect to compete with, among others, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc.  and Realtek Semiconductor Corp in the network processing market.  We expect competition to continue to increase.  Competition has resulted and may continue to result in declining average selling prices for our products and market share.

We consider other companies that have access to DMT technology as potential competitors in the future, and we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own semiconductors.  To remain competitive, we need to provide products that are designed to meet our customers’ needs.  Our products must:

•	achieve optimal product performance;

•	comply with industry standards;

•	be cost-effective for our customers’ use in their systems;

•	meet functional specifications;

•	be introduced timely to the market; and

•	be supported by a high-level of customer service and support.

Many of our competitors operate their own fabrication facilities or have stronger manufacturing partner relationships than we have.  In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband or network processing technologies into a more attractive product line than ours.  Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do.  These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements.  In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties.  Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share.  Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost.  We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the carrier services addressed by our products, which could adversely affect our revenue and business.

Our revenue is dependent on the increase in demand for carrier services that use VDSLx broadband technology and integrated residential gateways.  Besides VDSLx and other DMT-based technologies, carriers can decide to deploy passive optical networks, which is some times also referred to as PON or fiber.  In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line.  As such, if a carrier decides to deploy fiber-to-the-home, our VSDL solutions are not required.  For example, a major carrier in Korea announced its intention to use more fiber-to-the-home deployments in the future.  Such deployments of fiber may be in lieu of VDSLx solutions.  If more carriers decide to use fiber-to-the-home deployments, it could harm our business.

Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiMax) and emerging power line and multimedia over coax alliance technologies.  If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the Fiber Fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

If we are unable to develop, introduce or to achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our future success depends on our ability to develop new semiconductor products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems.  Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers.  The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products.  We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected.  Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

•	successfully integrate certain technologies acquired in the NPA acquisition into our product lines;

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our OEM customers’ products.

If we are unable to develop and introduce new semiconductor products successfully and in a cost-effective and timely manner, we will not be able to attract new customers or retain our existing customers, which would harm our business.

Our success is dependent upon achieving design wins into commercially successful OEM systems.

Our products are generally incorporated into our OEMs customers’ systems at the design stage.  As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win”.  We often incur significant expenditures in obtaining a design win without any assurance that an OEM will select our product for design into its own system.  Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win.  Some of these third parties may not supply this information to us on a timely basis, if at all.  Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any revenue as a result of that design win.  Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason.  If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to continue to actively pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs.  For example, in 2006, we completed the NPA and Doradus acquisitions.  These transactions consumed significant management attention, added to our expenses and used $34.9 million in cash.  Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur substantial debt.  Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus.  These capital, equity and managerial commitments may impair the operation of our business.  Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

Recent reductions in force could interfere with our ability to achieve our business objectives.

In November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people.  These reductions were principally in our engineering departments and have resulted in reallocations of employee duties.  Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

We rely on third-party sales representatives to assist in selling our products, and the failure of these representatives to perform as expected could reduce our future sales.

We sell our products to some of our OEM customers through third-party sales representatives.  Our relationships with some of our third-party sales representatives have been established within the last three years, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products.  Moreover, many of our third-party sales representatives also market and sell competing products.  Our third-party sales representatives may terminate their relationships with us at any time, or with short notice.  Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products.  If we cannot retain our current third-party sales representatives and recruit additional or replacement third-party sales representatives, our revenue and operating results could be harmed.

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

Our success will depend, in part, on our ability to protect our intellectual property.  We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights in the United States.  We do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact nearly all of our revenue is generated outside of the United States.  Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court.  While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as U.S.  law.  The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights.  Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property.  In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations.  If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business.  In addition, any litigation required to defend such claims could result in significant expenses and diversion of our resources.

Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights.  From time to time, we receive, and are likely to continue to receive in the future, notices that claim we have infringed upon, misappropriated or misused other parties’ proprietary rights.  While we do not believe that we are currently infringing on the proprietary rights of third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits.  An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products could increase our costs of products and could expose us to significant liability.  Any of these claims could harm our business.  For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development.  In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful.  Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Any potential dispute involving our patents or other intellectual property could also include our manufacturing subcontractors and OEM customers and/or carriers using our products, which could trigger our indemnification obligations to them and result in substantial expense to us.

In any potential dispute involving our patents or other intellectual property, our manufacturing subcontractors and OEM customers could also become the target of litigation.  Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement, or royalties for future use.  In the fourth quarter of 2006, an OEM customer informed us of a potential indemnity claim against our technology.  While we are still assessing the validity of the claim, it, or any future indemnity claim, could adversely affect our relationships with our OEM customers and result in substantial costs to us.

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

Sales to customers located in Asia accounted for 70% of our revenue for the year ended December 31, 2006 and 98% for the year ended December 31, 2005.  Our sales have been dependent on the continuous growth of new fiber extension over copper and broadband over copper subscribers in Asia.  Fluctuations in or a plateau of new subscribers in Asia may impact our revenue and a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia may cause our revenue to decline.  For instance, our revenue declined sequentially by 11% in the third quarter of 2006 and further declined by 43% in the fourth quarter of 2006 principally due to a reduction in demand for our products in Japan and Korea as well as a general slow down in the telecommunication integrated circuit (IC) market.

We have historically derived a substantial amount of our revenue from Asia; and with the NPA acquisition, a majority of our network processing revenue comes from a single customer in Europe.  If we fail to diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

A substantial portion of our revenue is derived from sales into Japan, Korea and France; and our revenue has been heavily dependent on developments in these markets.  As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Japan, Korea and France.  While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets outside of Japan, Korea and France, and to successfully diversify our customer base could harm our business and operating results.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that we offer frequently contain defects and bugs, particularly when they are first introduced or as new versions are released.  In the past, we have experienced, and may in the future experience, defects and bugs in our products.  If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged; and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers.  In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, impact our product designs and manufacturing processes.  The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success.  For example, a recent directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006.  As a result, some of our customers selling products in Europe are demanding product from component manufacturers that do not contain these banned substances.  Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand.  This redesign may result in increased research and development and manufacturing and quality control costs.  In January 2007, a customer could not get a certain number of lead free semiconductors to properly bond on the printed circuit board.  We believe the lead-free substrates could have contributed to the bonding problem.  In addition, given the limited experience and knowledge with the materials and processes used to manufacture lead-free parts, we may incur quality issues or production delays.  Furthermore, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products.  Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations.  Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors.  Facility capacity may not be available when we need it or at reasonable prices.  We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner.  For example, in the first nine months of 2004, the second half of 2005 and in the first half of 2006, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities.  The demand for some of our OEM customers’ products increased significantly, and we were asked to produce significantly higher quantities than in the past and to deliver on short notice.  In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice.  It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them.  If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

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

We rely on third-party technologies for the development of our products; and our inability to use such technologies in the future would harm our ability to remain competitive.

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

Recently enacted and proposed changes in the laws and regulations affecting public companies, including the provisions of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, and recent rules enacted and proposed by the SEC and the Nasdaq National Market, are resulting in increased costs to us as we respond to their requirements.  In particular, the costs to comply with Section 404 of Sarbanes-Oxley, as presently in effect, has and could continue to have an adverse effect on our results of operations.  The new rules could also make it more difficult for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage and/or incur substantially higher costs to obtain the same or similar coverage.  The impact of these events could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, on committees of our board of directors, or as executive officers.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act could harm our operating results, our ability to operate our business and our investors’ view of us.

If we fail to maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley.  There is a risk that neither we, nor our independent registered public accounting firm, will be able to conclude that our internal controls over financial reporting are effective as required by Section 404 of Sarbanes-Oxley.  In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404.  Effective internal controls, particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud.  If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We need to attract and retain key employees in our finance and operation departments.  If we fail to do so, our ability to meet reporting and compliance regulations could be affected.

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

We are highly dependent on manufacturing, development and sales activities outside of the United States; and as our international manufacturing, development and sales operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India.  In addition, 96% of our revenue for the year ended December 31, 2006 and 99% of our revenue for the year ended December 31, 2005 was derived from sales to customers outside the United States.  We have expanded our international business activities and may open other design and operational centers abroad.  International operations are subject to many other inherent risks, including but not limited to:

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

We transact business internationally.  As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar.  Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business.  We incur a portion of our expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee, Canadian dollar and the euro.  As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results.  Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

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

Risks Related to Our Common Stock

Our stock price has been and may continue to be volatile, and you may not be able to resell shares of our common stock at or above the price you paid, or at all.

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

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in product mix; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

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

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer.  These lawsuits allege certain misrepresentations by us in connection with our initial public offering in September 2005, the follow-on offering in March 2006, and thereafter concerning our business and prospects.  The lawsuits seek unspecified damages.  Although we have been served with the initial complaints, we are aware that the plaintiffs will be filing a consolidated amended compliant in the near future, which could contain new allegations of which we are presently unaware.  We cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on our financial statements.

If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations, if not covered by our insurance carriers.  Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse opinion regarding our stock, our stock price and trading volume could decline.

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

As of December 31, 2006, we had approximately 27.7 million shares of common stock outstanding.  Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006.  All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144.  The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

In the future, we are also likely to issue additional shares to our employees, directors or consultants, as well as in connection with corporate alliances or acquisitions, and in follow-on offerings to raise additional capital.  Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time.  These sales could reduce the market price of our common stock.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None

ITEM 2. PROPERTIES

Facilities

Our headquarters are located at 47669 Fremont Boulevard, Fremont, California.  We lease approximately 74,500 square feet of space under our lease agreements expiring in April 2011.  We also lease approximately 28,600 square feet of space in Bangalore, and 18,400 square feet in Hyderabad, India.  We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations.  In addition to our headquarters, we lease office space in Toronto, Canada, Tokyo, Japan and Seoul, Korea.

ITEM 3. LEGAL PROCEEDINGS

Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer.  These lawsuits allege certain misrepresentations by us in connection with our initial public offering in September 2005, the follow-on offering in March 2006, and thereafter concerning our business and prospects.  The lawsuits seek unspecified damages.  Although we have been served with the initial complaints, we are aware that the plaintiffs will be filing a consolidated amended compliant in the near future, which could contain new allegations of which we are not presently aware.  We cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on our financial statements.

In addition, from time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business.  We are not currently a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations and cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No stockholder votes took place during the fourth quarter of 2006.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “IKAN”.  Prior to our initial public offering in September 2005, there was no public market for our common stock.  The following table sets forth for the range of quarterly high and low sales prices for our common stock as reported on the Nasdaq Global Market since our initial public offering.

	High	Low
2005:
Third quarter	$14.25	$12.05
Fourth quarter	16.35	9.36
2006:
First quarter	$24.97	$14.20
Second quarter	20.83	12.06
Third quarter	15.72	9.00
Fourth quarter	12.02	7.23

As of February 23, 2007, there were approximately 629 holders of record of our common stock.

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

Equity Compensation Plan Information

The information required by this item regarding equity compensation plans is incorporated by reference to the information set forth in Part III, Item 12 of this annual report on Form 10-K.

Sale of Unregistered Securities

Since February 2004, we have sold and issued the following unregistered securities:

(1) In March 2004, April 2004 and May 2004, we sold an aggregate of 2,084,615 shares of series E preferred stock at a price of $7.7232 per share for an aggregate offering price of $16,099,999.04 to 34 individual and institutional investors including funds affiliated with Greylock Limited Partners, Walden International, TeleSoft Partners and Ridgewood Ikanos, LLC.

(2) In March 2004, in connection with the series E preferred stock financing, we issued a warrant to purchase an aggregate of 38,844 shares of series E preferred stock to Copan, Inc.  The warrants have an exercise price of $7.7232 per share.

(3) From September 30, 2001 through June 30, 2005, we have issued 62,886 shares of common stock to various consultants and service providers in connection with services rendered to the registrant with a fair market value ranging from $1.08 to $11.43 per share.

(4) In August 2006, we issued 177,380 shares of common stock to Sam Heidari in connection with our acquisition of Doradus.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (1), (2), (3) and (4) by virtue of Section 4(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering.  All of the purchasers of unregistered securities for which we relied on Regulation D and/or Section 4(2) were accredited investors as defined under the Securities Act.  We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about us or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.  All recipients either received adequate information about us or had adequate access, through their relationships with us, to information about us.

Performance Graph

The performance graph below is required by the SEC and shall not be deemed to be incorporated by reference by any general statement incorporating by reference this annual report on Form 10-K into any filing under the Securities Act or the Securities Exchange Act except to the extent we specifically incorporate this information by reference and shall not otherwise be deemed soliciting material or filed under such acts.

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each quarter on a dividend-reinvested basis, for Ikanos Communications, the Nasdaq Stock Market (U.S.) Index, and the Philadelphia Semiconductor Index.  The graph assumes that $100 was invested in Ikanos Communications common stock, the Nasdaq Stock Market (U.S.) Index and the Philadelphia Semiconductor Index from the date of our initial public offering on September 22, 2005 through December 29, 2006.  Note that historic stock price performance is not necessarily indicative of future stock price performance.

	22-Sep-05	30-Sep-05	30-Dec-05	31-Mar-06	30-Jun-06	29-Sep-06	29-Dec-06
Ikanos Communications	$100	$102	$123	$164	$127	$98	$72
Philadelphia Semiconductor Index	$100	$104	$105	$109	$97	$99	$102
Nasdaq Stock Market (U.S.)	$100	$102	$105	$111	$103	$108	$115

ITEM 6. SELECTED FINANCIAL DATA

The following selected consolidated financial data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our consolidated financial statements and related notes included elsewhere in this annual report on Form 10-K.  Our fiscal years are the 52 or 53 week periods ended on the Sunday nearest the end of December.  Our fiscal quarters reported are the consecutive 13th or 14th week periods ending on the Sunday nearest to the end of the month.  For presentation purposes, our consolidated financial statements and related notes have been presented as ending on the last day of the nearest calendar month.  Historical results are not necessarily indicative of the results to be expected in the future.

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$4,116	$29,045	$66,676	$85,071	$134,685
Cost and operating expenses:
Cost of revenue (1)	4,122	28,677	40,215	39,281	81,352
Research and development (1)	16,775	21,419	21,732	28,439	53,733
Selling, general and administrative (1)	3,676	8,841	13,299	15,532	25,082
Restructuring charges	—	—	—	—	1,691
Common stock offering expenses	—	—	—	—	954

Total costs and expenses	24,573	58,937	75,246	83,252	162,812

Income (loss) from operations	(20,457)	(29,892)	(8,570)	1,819	(28,127)
Interest income (expense), net	(6)	22	106	1,218	4,970

Income (loss) before income taxes	(20,463)	(29,870)	(8,464)	3,037	(23,157)
Provision for income taxes	—	—	—	295	280

Income (loss) before cumulative change in accounting principle	(20,463)	(29,870)	(8,464)	2,742	(23,437)
Cumulative effect of change in accounting principle, net of tax (2)	—	—	—	—	638

Net income (loss) (3)(4)	$(20,463)	$(29,870)	$(8,464)	$2,742	$(22,799)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(35.96)	$(43.16)	$(5.59)	$0.14	$0.88
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.02

Net income (loss) per share (5)(6)	$(35.96)	$(43.16)	$(5.59)	$0.14	$(0.86)

Weighted average number of shares	569	692	1,515	19,002	26,627

Diluted net income (loss) per share: (6)
Prior to cumulative effect of change in accounting principle, net of tax	$(35.96)	$(43.16)	$(5.59)	$0.13	$(0.88)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.02

Net income (loss) per share (5)(6)	$(35.96)	$(43.16)	$(5.59)	$0.13	$(0.86)

Weighted average number of shares	569	692	1,515	21,161	26,627

(1)	Amounts include stock-based compensation as follows:

	Year ended December 31,
	2002	2003	2004	2005	2006
Cost of revenue	$—	$74	$40	$271	$267
Research and development	—	2,415	1,054	3,832	4,920
Selling, general and administrative	14	3,154	3,876	4,120	4,471

(2)	The cumulative effect of the change in accounting principle arises from the adoption Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS 123(R)”).
(3)	Net income for 2006 included stock-based compensation expense under FAS 123(R) of $ 9.7 million. Because we implemented FAS 123(R) as of January 1, 2006 using the modified prospective transition method, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 7. Stock-Based Compensation” to the consolidated financial statements included in this report.
(4)	Net income for 2006 included acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions.
(5)	Earnings (loss) per share have been retroactively adjusted to give effect to our September 20, 2005, 1-for-12 reverse stock split.
(6)	The basic and diluted net loss computation exclude potential shares of common stock issuable upon conversion of convertible preferred stocks and exercise of options and warrants to purchase common stock when their effect would be antidilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	As of December 31,
	2002	2003	2004	2005	2006
	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$4,781	$11,236	$25,428	$93,920	$109,638
Working capital	1,116	8,919	18,297	95,627	108,685
Total assets	9,863	20,758	42,031	125,595	175,857
Short and long-term debt and capital lease obligations	3,572	1,835	2,695	1,964	1,805
Convertible preferred stock	52,074	84,963	101,633	—	—
Total stockholders’ equity (deficit)	(49,848)	(73,999)	(76,685)	103,976	142,890

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of our financial condition and results of operations should be read together with our consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K.  This discussion may contain forward-looking statements based upon current expectations that involve risks and uncertainties.  Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth in Item 1A. “Risk Factors” or in other parts of this annual report on Form 10-K.  We assume no obligation to update the forward-looking statements or such risk factors.

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband.  We develop and market end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data.  Our solutions power DSLAMs, ONUs, concentrators, CPE, modems and residential gateways for leading network equipment manufacturers.  Our products have been deployed by carriers in Asia, Europe and North America.  We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software.  We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services.  Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSLx products.  Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home.  These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment.  Our customers consist primarily of ODMs, CMs and OEMs, who in turn sell our semiconductors as part of their product solutions to carriers.  We also sell to third-party sales representations, who in turn sell to ODMs, CMs and OEMs.

In February 2006, we acquired network processing and ADSL assets from ADI, which we refer to as the NPA acquisition, and began deriving revenue relating to network processing and ADSL products in the same quarter.  In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications.

We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development.  We began commercial shipment of our products in the fourth quarter of 2002.  Over the last three years, our revenue increased from $66.7 million in 2004 to $85.1 million in 2005 to $134.7 million in 2006, resulting from increased deployment of broadband services by carriers primarily in Japan and Korea and, in 2006, our expansion into the residential gateway market via the NPA acquisition.  Our revenue, however, can fluctuate significantly, even on a quarterly basis.  For instance, in the first quarter of 2005, our revenue decreased $6.2, million or 33%, from the fourth quarter of 2004, yet in the second quarter of 2005, our revenue increased $7.0 million, or 57%, from the first quarter of 2005.  More recently, in the third quarter of 2006, our revenue declined by $4.5 million, or 11%, from the second quarter of 2006 and in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006.  Quarterly fluctuations in revenue are a characteristic of our industry.  And given our concentration of revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue.  Specifically, carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed.  As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.  We believe that our revenue for the six quarters ended September 30, 2006 may be in excess of carrier deployments.  Excluding the revenue from the NPA acquisition, we had sequential quarter-to-quarter revenue growth in each of the four quarters ended March 31, 2006 and sequential quarter-to-quarter revenue declines in the last three quarters of 2006.

In September 2005, we sold 6.4 million shares of our common stock in our initial public offering at $12.00 per share.  Aggregate net proceeds from our initial public offering, after deducting underwriting discounts and commissions and issuance costs, were $67.9 million.  We also had 15.3 million shares of redeemable convertible preferred stock outstanding that automatically converted into the same number of shares of our common stock upon the closing of our initial public offering.

In February 2006, we completed the NPA acquisition for $32.7 million in cash.  This acquisition has enabled us to enter the growing residential gateway semiconductor market and has diversified our product offerings, allowing us to sell into new markets worldwide.  As a result of the NPA acquisition, we incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

In March 2006, we sold 2.5 million shares of our common stock in a follow-on offering at $20.75 per share.  Aggregate net proceeds from the follow-on offering, after deducting underwriting discounts and commissions and issuance costs, were $48.5 million.  In the follow-on offering, selling stockholders including members of our senior management sold 3.3 million shares of common stock held by them.  We did not receive any proceeds from the sale of shares by the selling stockholders.

In August 2006, we acquired Doradus, a developer of advanced signal processing products for communications and consumer applications.  The purchase price was approximately $2.1 million in cash, including $0.1 million in acquisition-related expenses and the assumption of $0.1 million in liabilities.  Doradus stockholders are also entitled to receive up to an additional $0.5 million in cash based on the achievement of certain revenue milestones.  In addition, we assumed the restricted stock and options of certain Doradus stock and option holders and converted them into approximately 0.2 million shares of restricted stock and approximately 0.2 million options to purchase shares of our common stock.  As a result of the Doradus acquisition, we incurred additional expenses related to the addition of employees and related expenses of developing and marketing related products as well as non-cash acquisition-related charges.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP.  In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements.  We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances.  Actual results could differ materially from these estimates under different assumptions or conditions.  On a regular basis, we evaluate our assumptions, judgments, and estimates and make changes accordingly.  We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors.  We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, inventories, income taxes, impairment of goodwill, acquisitions, and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies.  We discuss below the critical accounting estimates associated with these policies.  Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

The performance of our semiconductor products is reliant upon firmware.  Accordingly, revenue from the sale of semiconductors is recognized in accordance with Emerging Issues Task Force Issue No. (EITF) 03-05, Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software.  Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable.  In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware.  Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.  In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded.  The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time.  Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments as recently happened in the fourth quarter of 2006.

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information.  We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified.  While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past.  Our receivables are highly concentrated in a relatively few number of customers.  Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

Inventories

We value our inventories at the lower of cost or estimated market value.  We estimate market value based on our current pricing, market conditions and specific customer information.  We write down inventory for estimated obsolescence of unmarketable inventories and quantities on hand in excess of estimated future demand and market conditions.  If actual shipments are less favorable than expected, additional charges may be required. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized based on our historical experience of similar products.  While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty accrual is affected by our contractual obligations, product failure rates, the estimated and actual cost incurred by us and our customers for replacing defective parts.  Costs may include replacement parts, labor to rework and freight charges.  We monitor product returns for warranty and maintain an accrual for the related warranty expenses.  Should actual failure rates, cost of product replacement and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty reserve would be required.

Acquisitions

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on their estimated fair values.  We engage independent third-party appraisal firms to assist us in determining the fair values of assets acquired and liabilities assumed.  This valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates.  Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable.  Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Accounting for Impairment of Goodwill

During the fourth quarter of 2006, we assessed the fair value of the goodwill that resulted from the NPA acquisition for impairment in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels.  In estimating the fair value of the business, we make estimates and judgments about the future cash flows.  Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows.  We also consider market capitalization on the date we perform the analysis.  Based on our annual impairment test performed for 2006, we concluded that there was no impairment of goodwill.  However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Accounting for Income Taxes

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

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with the provisions of SFAS 123(R), Share-Based Payment.  Under the fair value recognition provisions of SFAS 123(R), share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award.  Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility, forfeiture rates and expected life.  We elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore we have not restated our financial results for prior periods.

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

Previously, we elected to account for these share-based payment awards under Accounting Principles Board Opinion (APB) No. 25, Accounting for Stock Issued to Employees, and elected to only disclose the pro forma impact of expensing the fair value of stock options in the notes to the financial statements.

During 2006, we significantly increased our use of restricted stock units as a form a share based compensation.  Restricted stock units awards represented 34% of share base payment in 2006 versus less than 1% in 2005 and none in 2004.  As of December 31, 2006, there was $18.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.7 years.

The above items are not a comprehensive list of all of our accounting policies.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP with no need for our management’s judgment in their application.  There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result.  See our consolidated financial statements and related notes thereto included elsewhere in this annual report on Form 10-K that contain accounting policies and other disclosures required by GAAP.

Results of Operations

Revenue

Our revenue is primarily derived from sales of our semiconductor products.  Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances.  As is typical in our industry, the selling prices of our products generally decline over time.  Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities.  Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers.

Revenue increased by $49.6 million, or 58%, to $134.7 million in 2006 from $85.1 million in 2005.  The majority of the increase in 2006, or $38.1 million, relates to products acquired in the NPA acquisition.  Revenue from our VDSLx semiconductors increased by $11.5 million, or 13%, in this timeframe due to an increase in the number of port shipments as a result of continued demand of VDSLx based products by carriers in primarily Asia and Europe, offset by a decrease in average selling prices per port of such semiconductors.  The decrease in average selling prices was due to a overall price declines as well as a shift in the product mix as carriers began to deploy more subscriber or residential located equipment, which typically have lower selling prices than products installed into carrier networks and the central office, and as carriers outside of Japan deployed lower bandwidth solutions, which also generally have selling prices as compared to our 100/100 Mbps solutions.  Revenue for 2005 was $85.1 million as compared to $66.7 million for 2004, an increase of $18.4 million, or 28%.  The increase in our revenue was the result of increased port shipments offset by slight decreases in average selling prices per port.

We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives.  Sales are generally made under short-term, non-cancelable purchase orders.  We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts.  Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions.

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of Fiber Fast broadband solutions and Gateway products.  The following customers accounted for more than 10% of our revenue for the periods indicated.  Sales made to OEMs is based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	2006	2005	2004
NEC Corporation (USA)	NEC Corporation (Magnus)	23%	44%	45%
Altima	Sumitomo Electric Industries	19	28	23
Sagem	Sagem	23	—	—
Uniquest	Dasan	11	12	11
Uniquest	Others	11	12	16

Historically, substantially all of our sales are to customers outside the United States.  In 2006, we added a significant customer in Europe as a result of our NPA acquisition.  We anticipate that a majority of our revenue will continue to be represented by sales to customers outside the United States.

Revenue by Country as a Percentage of Total Revenue

	2006	2005	2004
Japan	42%	72%	70%
Korea	22	24	27
France	24	2	2
Other	12	2	1

In the fourth quarter of 2006, we changed the way we view our business in an attempt to better focus on our end customers and their markets.  Accordingly, we reorganized into two market-focused groups – Access and Gateway.  Access now includes products that we sell on the carrier infrastructure side.  While, Gateway includes product that sell into the digital home, which generally includes modems, integrated access devices (IADs) and residential gateways.  Below is a table showing revenue by product family.

Revenue by Product Family as a Percentage of Total Revenue

	2006	2005	2004
Access	53%	82%	78%
Gateway	47	18	22

The change in mix in 2006 is due to the addition of the gateway products from ADI as well as an increase in the number of VDSLx CPE semiconductors sold.

Cost and Operating Expenses

				% Change
	2006	2005	2004	2006/2005	2005/2004
	(in millions)
Cost of revenue	$81.4	$39.3	$40.2	107%	(2)%
Research and development	53.7	28.4	21.7	89	31
Sales, general and administrative	25.1	15.5	13.3	62	17
Restructuring charges	1.7	—	—
Common stock offering expenses	1.0	—	—

Cost and Operating Expenses as a Percentage of Total Revenue:

	2006	2005	2004
Cost of revenue	60%	46%	60%
Research and development	40	33	33
Sales, general and administrative	19	18	20

Cost of Revenue.  Our cost of revenue consists primarily of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing, and shipping of our semiconductors.   Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors.  In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die.  Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested.  When our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue.  Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories (which we discussed above under “Critical Accounting Policies and Estimates”), payroll and related personnel costs, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue increased to $81.4 million during 2006 as compared to $39.3 million in 2005.  The increase is primarily due to higher volumes of products shipped including three full quarters of cost of products sold related to the NPA acquisition.  Our gross margins (which we define as revenue minus cost of revenue divided by revenue) were 40% in 2006 as compared to 54% in 2005.  The decrease in gross margins is primarily a result of price decreases on our Access semiconductors that exceeded our cost decreases on those same products; changes in product mix, whereby more Gateway products and Access product with longer reach where sold; and the introduction of the NPA products, which generally have lower gross margins.  Also during 2006, in connection with the NPA and Doradus acquisitions, we charged to cost of revenue $6.1 million related to the amortization of intangibles, including $4.6 million related to the favorable supply agreement, and $1.0 million related to the fair value adjustment to the acquired inventory.  Under purchase accounting, acquired inventory is recorded at fair value, that is the selling price less the direct selling expense.  As such, when these products are sold, they have almost no gross margin.  The impact of this accounting treatment was to increase cost of revenue by $1.0 million in 2006.

Cost of revenue for 2005 was $39.3 million as compared to $40.2 million for 2004, which represents a decrease of $0.9 million, or 2.3%, despite an increase in revenue in 2005.  As a result, gross margins were 54% for 2005 as compared to 40% for 2004.  The decrease in cost of revenue and increase in gross margin reflect a shift to sales of newer generation products in 2005.  These products have a lower manufacturing cost per port than our older products.  A port is the physical connection between the fiber network and the copper line as well as between the copper line and the customer premises.

Research and development expenses.  All research and development expenses are expensed as incurred and generally consist of compensation and associated costs of employees engaged in research and development;

contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses; occupancy costs and depreciation expense.  Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs.  Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.  In 2006, we purchased the right to silicon IP technologies developed by a third party in exchange for quarter payments over the next 3 years.  These technologies are an essential part of our chips, and the purchase will assist us with designing semiconductors chips in the latest geometrical processes such as 65 nanometers and beyond.  Overall, in 2007, we expect our research and development expenses to be relatively flat in absolute dollars as compared to 2006 and to decrease slightly as a percentage of revenue even though we reduced headcount in engineering in the fourth quarter of 2006.

As of December 31, 2006, we had 182 people engaged in research and development of whom 94 were located in India and 88 were located in North America.  As a result of the NPA and Doradus acquisitions, we added over 80 people engaged in research and development in 2006.  At the end of 2005, we had 130 people in research and development of whom 55 were located in India and 75 were located in the United States.  This compares to 101 people in research and development of whom 27 were located in India and 74 were located in the United States at the end of 2004.

Research and development expenses increased $25.3 million, or 89%, to $53.7 million in 2006 as compared to $28.4 million in 2005.  The increase was due to several reasons.  First, our personnel and personnel related costs increased by $8.5 million resulting from the increase in headcount.  Second, our outside engineering service and support costs increased by $6.3 million due to an increase in the number of new product introductions and related tape-outs.  Third, facilities cost increased by $1.4 million as a result of the expansion of our primary research and development facility and the addition of new facilities relating to the NPA acquisition.  Fourth, depreciation increased by $2.6 million due to the growth in our asset base.  Finally, in connection with the NPA and Doradus acquisitions in 2006, we expensed $3.5 million of in-process research and development expenses and incurred $0.7 million in amortization of related intangibles, whereas we did not incur these costs in 2005.  Stock-based compensation was $4.9 million in 2006 as compared to $3.8 million in 2005 and $1.1 million in 2004.

Research and development expenses for 2005 were $28.4 million as compared to $21.7 million in 2004, which represents an increase of $6.7 million, or 31%.  We incurred stock-based compensation expense associated with research and development personnel of $3.8 million in 2005 and $1.1 million in 2004.  Personnel expenses increased by $1.9 million, or 16% related to a 33% increase in headcount for the year ended December 31, 2005 as compared to the year ended 2004.

Selling, general and administrative expenses.  Selling, general and administrative, or SG&A, expenses increased by $9.6 million in 2006, or 62%, to $25.1 million as compared to $15.5 million in 2005.  The increase is primarily attributable to payroll and other personnel related costs of $3.2 million; professional fees of $2.7 million primarily associated with being a public company; amortization of intangibles of $2.1 million; and incremental costs associated with being a public company for a full year of $0.8 million.  The increase in professional fees primarily related to the year end audit and Sarbanes-Oxley compliance and to a lesser extent an increase in legal fees.  In 2005, SG&A expenses increased $2.2 million, or 17%, to $15.5 million as compared to $13.3 million in 2004.  Personnel expenses increased by $3.2 million due to a 33% increase in headcount in 2005 as compared to 2004.  This was partially offset by a decrease in recruiting and external commission expense of $1.1 million as we replaced external sales representatives with full time employees.  At the end of 2006, SG&A headcount was 73, which compares to 48 at the end of 2005 and 36 at the end of 2004.  We incurred stock-based compensation of $4.5 million in 2006 as compared to $4.1 million in 2005 and $3.9 million in 2004.

Restructuring charges.  During the fourth quarter of 2006, we incurred restructuring and severance expenses of $1.7 million as we realigned and reduced our overall expenditures based on the expectations for revenue and gross margins at the time.  The restructuring plan involved reducing our engineering workforce by

15% of which approximately half of the reduction was from India and half was from North America.  In addition, we decided to close our Canadian office and began transitioning those responsibilities to the United States through a combination of relocations and hiring.  We incurred facility related expenses in relation to the lease termination of our Canadian office.  We expect the majority of the severance and benefits and facility cost to be paid in the first quarter of 2007 (in thousands).

	Severance and Benefits	Excess Facility	Total
Balance as of December 31, 2005	$—	$—	$—
Restructuring charges	1,500	191	1,691
Cash payments	(627)	(9)	(636)

Balance as of December 31, 2006	$873	$182	$1,055

Common stock offering expenses.  We incurred $1.0 million of common stock offering expenses in 2006 related to the proportionate share of expenses incurred by us on behalf of the selling stockholders in our common stock offering in March 2006.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest expense.  Interest income, net increased to $5.0 million for 2006 as compared to $1.2 million in 2005.  The increase was due to interest earned on higher average cash and investment balances during 2006 and to a lesser extent an increase in the yield on our investments.  The higher cash and investment balance is due to the net proceeds received from our common stock offerings in September 2005 and March 2006 and cash provided by our operations.  Cash and investments increased by $15.7 million, or 17%, to $109.6 million at the end of 2006 as compared to $93.9 million at the end of 2005.  Interest income, net increased by $1.1 million in 2005 to $1.2 million as compared to $0.1 million in 2004.  This increase was primarily due to the $67.9 million of net proceeds raised in our initial public offering.

Provision for Income Taxes

The provision for income taxes was $0.3 million in 2006, relating to foreign, federal and state alternative minimum income taxes, and was $0.3 million in 2005, consisting of federal and state alternative minimum income taxes.  There was no provision for income taxes in 2004.  As of December 31, 2006, we had net operating loss carry-forwards of $56.3 million at the federal level, which expire beginning in 2019, and $27.3 million at the state level, which expire beginning in 2009.  As a result of ownership changes, net operating loss carry-forwards for $21.0 million at the federal level and $23.4 million for California were limited to an annual utilization of approximately $0.9 million for each of the 19 and 18 years following July 2001, respectively.  Due to ownership changes, approximately $6.7 million of California net operating losses carry-forwards will expire unutilized.  We also had research and development credit carryforwards of $4.9 million at the United States federal level and $5.5 million at the State of California level at the end of 2006.  The federal tax credit carryforward expires beginning in 2019.  The state tax credit carry-forward has no expiration.  Our Indian subsidiary operates two centers in India, one in Bangalore and another in Hyderabad.  Our Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2009.  Our Hyderabad, unit which came into existence as a result of our NPA acquisition, does not enjoy this tax exemption; and its net income is taxed at the current rate of 33.66%.  We have provided a full valuation allowance against our deferred tax assets, which consist primarily of net operating loss carryforwards, because of the uncertainty of their realizability due to our history of losses.  In the event that we determine that we would be able to realize our deferred tax assets, an significant adjustment to the valuation allowance would increase net income in the period such determination was made; and result in substantially higher provisions for income taxes in succeeding quarters.  Without this happening, we expect the provision for income taxes to be relatively consistent in absolute dollars in 2007 as compared to 2006.

The temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$21,309	$22,682
Depreciation and amortization	(34)	1,764
Research and development credits	8,996	5,616
Accruals and other	9,314	4,014
Acquired intangibles	2,038	—

	41,623	34,079
Valuation allowance	(41,623)	(34,079)

	$—	$—

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123(R) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Loss

As a result of the above factors, we had a net loss of $22.8 million in 2006 as compared to a net income of $2.7 million in 2005 and a net loss of $8.5 million in 2004.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments increased to $109.6 million as of December 31, 2006 from $93.9 million at the end of 2005, which represents an increase of $15.7 million.  This increase was primarily due to the $48.5 million of net proceeds raised in our follow-on offering and $12.9 million generated from operations, offset by payments for the NPA and Doradus acquisitions for $34.9 million and capital expenditures of $12.4 million.  As of December 31, 2006, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products, and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan.  Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs.  We have also used cash to acquire businesses and technologies to expand our product offerings.  We believe there will be additional working capital requirements to fund and operate our business.  We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the years ended December 31, 2006, 2005 and 2004 (in millions):

	2006	2005	2004
Statements of Cash Flows Data:
Cash and cash equivalents — beginning of period	$91.9	$25.4	$11.2
Net cash provided by operating activities	12.9	6.6	0.7
Net cash used in investing activities	(105.6)	(7.2)	(4.0)
Net cash provided by financing activities	50.0	67.1	17.5
Effect of exchange rates on cash and cash equivalents	0.1	—	—

Cash and cash equivalents — end of period	$49.3	$91.9	$25.4

Operating Activities

During 2006, we generated $12.9 million of net cash from operating activities, while incurring a net loss of $22.8 million.  Included in the net loss was approximately $27.6 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology, purchased IPR&D and the cumulative effect of change in accounting principles.  Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $11.0 million.  The increase in accounts payable and accrued liabilities related principally to inventory purchases required to support a broader product portfolio and our transition to our 5th generation Access products and the timing of our payments to our suppliers.  These sources of operating cash flows were partially offset by a $4.1 million increase in accounts receivable caused primarily by the payments terms associated with the addition of a significant European customer in 2006 and the generally longer collection cycle in this region.

Our operating activities generated $6.6 million in cash during 2005.  The primary source of these cash flows was $13.9 million in net income before depreciation of $2.9 million and stock-based compensation expense of $8.2 million.  Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $5.3 million.  This increase related principally to an increase in inventory purchases required to support our increased revenues and the timing of payment for these inventory purchases to our suppliers.  These sources of operating cash flows were partially offset by a $10.9 million increase in accounts receivable caused by the increase in sales volume, the timing of our sales and subsequent cash collections.

Our operating activities provided $0.7 million in cash in 2004.  This was primarily due to a net loss of $8.5 million and increases to inventories of $2.9 million and other assets of $2.0 million which were offset by $5.0 million of non-cash charges for amortization of stock based compensation, a $3.4 million increase in accounts payable, a $2.9 million increase in accrued liabilities and $1.8 million of depreciation of property and equipment.

Investing Activities

We used net cash of $105.6 million in 2006, which related primarily to the NPA and Doradus acquisitions of $34.9 million, the purchase of property and equipment of $12.4 million and the net purchase of short-term investments totaling $58.3 million.  Cash used in investing activities in 2005 and 2004 related to the acquisition of property and equipment and purchase of short-term investments.  We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business.  The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees; the rate of change of computer hardware and software used in our business; and our business outlook.  We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk.  We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash.  Because we invest only in investment securities that are believed to be highly liquid, we believe that the purchase, maturity or sale of our investments will have no material impact on our overall liquidity.  We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future.  The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $50.0 million in 2006 as compared to $67.1 million in 2005 and $17.5 million in 2004.  Cash generated by financing activities during 2006 was primarily due to the completion of our secondary offering in which we raised $48.5 million of net proceeds.  We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.  Cash generated by financing activities in 2005 was primarily due to the completion of our initial public offering in which we received $67.9 million of net proceeds.  In 2004, cash generated by financing activities was primarily due to the net proceeds from the issuance of convertible preferred stock of $16.7 million.

In October 2004, we entered into a loan and security agreement with Silicon Valley Bank that provides for a $5.0 million revolving line of credit and a $2.0 million equipment financing facility.  In October 2006, our revolving line of credit expired.  In addition, we repaid the all outstanding balances under the equipment financing facility by the end of 2006.  We do not intend to renew the revolving line of credit at this time.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months.  Our future capital requirements will depend on many factors including our rate of revenue growth, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products.  Although we are currently not a party to any agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies except as noted below, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing.  The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders.  Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations.  We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases.  The following table summarizes our contractual obligations as of December 31, 2006, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	2007	2008 and 2009	2010 and Thereafter
Operating lease payments	$7.1	$2.9	$3.4	$0.8
Capital lease obligations	1.9	0.9	1.0	—
Inventory purchase obligations	4.1	4.1	—	—
Access to technology	5.3	1.8	3.5	—
Minimum royalty obligation	0.7	—	0.7	—

	$19.1	$9.7	$8.6	$0.8

For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction.  Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons.  In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements.  We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.   Access to technology represents an agreement under which we have the right to use specific technology from a third party for a period of three years.  Other obligations represent minimum royalty payments with a suppliers.

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

Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 will be effective for us on January 1, 2008.  We are currently assessing the potential impact that the adoption of SFAS 159 will have on our financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which clarifies the definition of fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements.  SFAS 157 does not require any new fair value measurements and eliminates inconsistencies in guidance found in various prior accounting pronouncements.  SFAS 157 will be effective for us on January 1, 2008.  We are currently evaluating the impact of adopting SFAS 157 on our financial position, cash flows and results of operations.

In July 2006, the FASB issued EITF 06-3, How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).  The adoption of EITF 06-03 did not have an impact on our consolidated financial statements.  Our accounting policy is to present the above mentioned taxes on a net basis, excluded from revenue.

In June 2006, the FASB issued Financial Accounting Standards Board Interpretations No. (FIN) 48, Accounting for Uncertainty in Income taxes — an interpretation of FAS Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 is effective for us in years beginning January 1, 2007.  We expect that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes.  We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates.  As of December 31, 2006, we did not hold derivative financial instruments.

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

As of December 31, 2006, we had cash, cash equivalents and short term investments totaling $109.6 million.  These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes.  We do not enter into investments for trading or speculative purposes.  If the return on our cash equivalents and short-term investments were to change by one percent, the effect would be to increase/decrease investment income by $0.2 million.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Ikanos Communications, Inc.

We have completed an integrated audit of Ikanos Communications, Inc.’s December 31, 2006 consolidated financial statements and of its internal control over financial reporting as of December 31, 2006 and audits of its January 1, 2006 and January 2, 2005 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders’ equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at December 31, 2006 and January 1, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in fiscal 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria.  Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO.  The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting.  Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit.  We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.  An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances.  We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.  A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

San Jose, California March 6, 2007

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 31,
	2006	2005
Assets
Current assets:
Cash and cash equivalents	$49,329	$91,932
Short-term investments	60,309	1,988
Accounts receivable, net	15,140	11,015
Inventories	12,801	9,125
Prepaid expenses and other current assets	3,086	2,235

Total current assets	140,665	116,295
Property and equipment, net	18,073	8,384
Intangible assets, net	10,212	—
Goodwill	6,247	—
Other assets	660	916

	$175,857	$125,595

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,466	$8,371
Accrued liabilities	16,696	11,284
Capital lease obligations, current portion	818	315
Notes payable, current portion	—	698

Total current liabilities	31,980	20,668
Capital lease obligations	987	223
Notes payable	—	728

Total liabilities	32,967	21,619

Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000 shares authorized; none issued and outstanding at December 31, 2006 and 2005	—	—
Common stock: 100,000 shares authorized; $0.001 par value; 27,710 and 23,720 issued and outstanding at December 31, 2006 and 2005	28	24
Additional paid-in capital	251,336	195,398
Warrants	914	914
Notes receivable from stockholders	(19)	(19)
Deferred stock-based compensation	(43)	(5,699)
Accumulated other comprehensive income (loss)	50	(65)
Accumulated deficit	(109,376)	(86,577)

Total stockholders’ equity	142,890	103,976

	$175,857	$125,595

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended December 31,
	2006	2005	2004
Revenue	$134,685	$85,071	$66,676

Cost and operating expenses:
Cost of revenue (1)	81,352	39,281	40,215
Research and development (2)	53,733	28,439	21,732
Selling, general and administrative (3)	25,082	15,532	13,299
Restructuring charges	1,691	—	—
Common stock offering expenses	954	—	—

Total cost and operating expenses	162,812	83,252	75,246

Income (loss) from operations	(28,127)	1,819	(8,570)
Interest income, net	4,970	1,218	106

Income (loss) before provision for income taxes	(23,157)	3,037	(8,464)
Provision for income taxes	280	295	—

Income (loss) before cumulative effect of change in accounting principle	(23,437)	2,742	(8,464)
Cumulative effect of change in accounting principle, net of tax	638	—	—

Net income (loss)	$(22,799)	$2,742	$(8,464)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.88)	$0.14	$(5.59)
Cumulative effect of change in accounting principle, net of tax	0.02	—	—

Net income (loss) per share	$(0.86)	$0.14	$(5.59)

Weighted average number of shares	26,627	19,002	1,515

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.88)	$0.13	$(5.59)
Cumulative effect of change in accounting principle, net of tax	0.02	—	—

Net income (loss) per share	$(0.86)	$0.13	$(5.59)

Weighted average number of shares	26,627	21,161	1,515

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$267	$271	$40
(2) Research and development	4,920	3,832	1,054
(3) Selling, general and administrative	4,471	4,120	3,876

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Loss	Accumulated Deficit	Total Stockholder’s Deficit	Comprehensive Loss
Balance at December 31, 2003	13,150	$84,963	797	$1	$10,922	$664	$(242)	$(4,481)	$(8)	$(80,855)	$(73,999)
Net loss	—	—	—	—	—	—	—	—	—	(8,464)	(8,464)	$(8,464)
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(13)	—	(13)	(13)

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$(8,477)

Deferred stock-based compensation	—	—	—	—	3,899	—	—	(3,899)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	4,298	—	—	4,298
Stock based compensation	—	—	46	—	636	—	—	(173)	—	—	463
Issuance of common stock for stockholders’ notes receivable	—	—	10	—	11	—	(11)	—	—	—	—
Issuance of Series E Redeemable Convertible Preferred Stock, net of issuance costs	2,085	15,910	—	—	—	—	—	—	—	—	—
Issuance of warrants in connection with consultancy services	—	—	—	—	—	250	—	—	—	—	250
Issuance of Series C Redeemable Convertible Preferred Stock upon exercise of warrants	77	760	—	—	—	—	—	—	—	—	—
Repayment of stockholder’s notes receivables	—	—	—	—	—	—	116	—	—	—	116
Issuance of common stock upon exercise of stock options	—	—	1,195	1	820	—	—	—	—	—	821
Repurchase of common stock	—	—	(7)	—	(45)	—	—	—	—	—	(45)
Common stock subject to repurchase	—	—	(229)	—	(112)	—	—	—	—	—	(112)

Balance at December 31, 2004	15,312	$101,633	1,812	$2	$16,131	$914	$(137)	$(4,255)	$(21)	$(89,319)	$(76,685)

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands) (CONTINUED)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity (Deficit)	Comprehensive Income (Loss)
Balance at December 31, 2004	15,312	$101,633	1,812	$2	$16,131	$914	$(137)	$(4,255)	$(21)	$(89,319)	$(76,685)
Net income	—	—	—	—	—	—	—	—	—	2,742	2,742	$2,742
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(59)	—	(59)	(59)
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	15	—	15	15

Comprehensive loss	—	—	—	—	—	—	—	—	—	—	—	$2,698

Deferred stock-based compensation	—	—	—	—	9,088	—	—	(9,088)	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	—	—	7,658	—	—	7,658
Stock based compensation	—	—	23	—	413	—	—	(14)	—	—	399
Issuance of common stock for stockholders’ notes receivable	—	—	1	—	125	—	(1)	—	—	—	124
Issuance of common stock for public offering	—	—	6,400	6	67,901	—	—	—	—	—	67,907
Issuance of common stock upon exercise of warrants	—	—	14	—	—	—	—	—	—	—	—
Conversion of preferred stock	(15,312)	(101,633)	15,312	15	101,618	—	—	—	—	—	101,633
Net issuance of common stock under stock option plans	—	—	7	—	46	—	—	—	—	—	46
Common stock subject to repurchase	—	—	151	1	76	—	—	—	—	—	77
Repayment of notes receivable from stockholders	—	—	—	—	—	—	119	—	—	—	119

Balance at December 31, 2005	—	$—	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE INCOME (LOSS)

(In thousands) (CONTINUED)

	Common Stock
	Shares	Amount	Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Income (Loss)	Accumulated Deficit	Total Stockholder’s Equity	Comprehensive Income (Loss)
Balance at December 31, 2005	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976
Net loss	—	—	—	—	—	—	—	(22,799)	(22,799)	$(22,799)
Cumulative translation adjustment	—	—	—	—	—	—	80	—	80	80
Unrealized gains on marketable securities	—	—	—	—	—	—	35	—	35	35

Comprehensive loss	—	—	—	—	—	—	—	—	—	$(22,684)

Deferred stock-based compensation	—	—	(4,220)	—	—	4,220	—	—	—
Amortization of deferred stock-based compensation	—	—	—	—	—	1,436	—	—	1,436
Stock based compensation	—	—	8,222	—	—	—	—	—	8,222
Tax benefit from stock options exercised and vested restricted stock	—	—	135	—	—	—	—	—	135
Cumulative effect of change in accounting principle	—	—	(638)	—	—	—	—	—	(638)
Issuance of common stock for public offering	2,500	3	48,535	—	—	—	—	—	48,538
Net issuance of common stock under stock option plans	1,490	1	3,904	—	—	—	—	—	3,905

Balance at December 31, 2006	27,710	$28	$251,336	$914	$(19)	$(43)	$50	$(109,376)	$142,890

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$(22,799)	$2,742	$(8,464)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	6,302	2,903	1,823
Stock-based compensation expense	9,658	8,223	4,970
Amortization of intangible assets and acquired technology	8,897	—	—
Purchased in-process research and development	3,512	—	—
Cumulative effect of change in accounting principle	(638)	—	—
Tax benefit from stock options and restricted stock	(135)	—	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(4,125)	(10,888)	1,115
Inventories	1,770	(1,131)	(2,875)
Prepaid expenses and other assets	(572)	(559)	(2,197)
Accounts payable and accrued liabilities	11,046	5,345	6,327

Net cash provided by operating activities	12,916	6,635	699

Cash flows from investing activities:
Purchases of property and equipment	(12,400)	(5,219)	(3,993)
Purchases of investments	(89,621)	(1,973)	—
Maturities and sales of investments	31,335	—	—
Acquisitions, net of cash acquired	(34,925)	—	—

Net cash used in investing activities	(105,611)	(7,192)	(3,993)

Cash flows from financing activities:
Net proceeds from public offerings	48,538	67,907	—
Net proceeds from issuances of common stock and exercise of stock options	3,919	71	17,491
Repurchases of common stock	(48)	(25)	(45)
Payments of obligations under capital lease	(1,106)	(910)	(1,574)
Tax benefit from stock options and restricted stock	135	—	—
Collection of notes receivable	—	119	115
Borrowing under notes payable	—	552	1,541
Payment of notes payable	(1,426)	(628)	(39)

Net cash provided by financing activities	50,012	67,086	17,489

Net increase (decrease) in cash and cash equivalents	(42,603)	66,504	14,192
Effect of foreign exchange rate changes on cash and cash equivalents	80	(25)	(3)
Cash and cash equivalents at beginning of period	91,932	25,428	11,236

Cash and cash equivalents at end of period	$49,329	$91,932	$25,428

Supplemental disclosure of cash flow information:
Cash paid for interest	$146	$138	$86
Cash paid for income taxes	534	—	—

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$2,373	$255	$932
Conversion of redeemable convertible preferred stock into common stock	—	101,633	—

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos,” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005.  The Company is a leading global provider of high-performance silicon and software for interactive broadband.  The Company develops and markets end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data.  The Company’s solutions power DSLAMs, ONUs, concentrators, CPE, modems and residential gateways for leading network equipment manufacturers.  The Company’s products have been deployed by carriers in Asia, Europe and North America.  The Company believes that it can offer advanced products by continuing to push existing limits in silicon, systems and software.  The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services.  Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables the Company to offer high-performance, high-density and low power VDSLx products.  Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home.  These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

The Company outsources all of its semiconductor fabrication, assembly and test functions, which enables it to focus on design, development, sales and marketing of its products and reduces the level of its capital investment.  The Company’s customers consist primarily of ODMs, CMs and OEMs, who in turn sell its semiconductors as part of their product solutions to carriers.  The Company also sells to third-party sales representations, who in turn sell to ODMs, CMs and OEMs

The Company’s fiscal year ends on the Sunday closest to December 31.  The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year.  For presentation purposes, the financial statements and notes have been presented as ending on the last day of the nearest calendar month.  The actual fiscal years ended on December 31, 2006, January 1, 2006 and January 2, 2005.  For 2007, the Company’s quarters will end on April 1, July 1, September 30 and December 30.

In September 2005, the Company sold 6.4 million shares of its common stock in its initial public offering at an offering price of $12.00 per share resulting in net proceeds to the Company of $67.9 million.

On February 17, 2006, the Company acquired the Broadband Products Product Line (which includes network processing and ADSL assets) from Analog Devices, Inc. (“ADI”), which we refer to as the NPA acquisition, for approximately $32.7 million in cash.

In March 2006, the Company sold 2.5 million shares of its common stock in a secondary offering at an offering price of $20.75 per share resulting in net proceeds to the Company of $48.5 million, after deducting underwriting discounts and commissions and issuance costs.

On August 1, 2006, the Company acquired Doradus Technologies, Inc. (“Doradus”), a developer of advanced signal processing products for communications and digital TV applications, for $2.1 million in cash, including $0.1 million in transaction expenses, the assumption of liabilities of $0.1 million, the issuance of approximately 0.2 million options to purchase Ikanos common stock in exchange for options to purchase Doradus common stock and approximately 0.2 million shares of restricted stock.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries.  All intercompany transactions and balances have been eliminated in consolidation.

As discussed in Note 6, the Company adopted Statement of Financial Accounting Standards No. (“SFAS”) 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), on January 1, 2006, using the modified prospective transition method.  Accordingly, the Company’s loss from operations for the year ended 2006 includes approximately $9.7 million in stock-based employee compensation expense for stock options and its Employee Stock Purchase Plan (“ESPP”).  Because the company elected to use the modified prospective transition method, results for prior periods have not been restated.

Foreign Currency Translation

Assets and liabilities of foreign subsidiaries, whose functional currency is the local currency, is translated at exchange rates in effect at the balance sheet date. Revenues and expenses are translated at the monthly average rates of exchange prevailing during the year. Adjustments resulting from translating the financial statements of such foreign subsidiaries in accumulated other comprehensive income (loss), which is reflected as a separate component of stockholders’ equity. Foreign currency transaction gains and losses, which have not been significant to date, are included as a component of interest income, net, in our consolidated statements of operations.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions.  The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made.  These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented.  To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected.  In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application.  There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Revenue Recognition

The performance of the Company’s semiconductor products is reliant upon firmware.  Accordingly, revenue from the sale of semiconductors is recognized in accordance with Emerging Issues Task Force Issue No. (“EITF”) 03-05, Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software.  Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable.  In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware.  Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

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

Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments as recently happened in the fourth quarter of 2006.

Cash, Cash Equivalents and Short-Term Investments

The Company invests its cash, cash equivalents and short-term investments through various banks and investment banking institutions.  All short-term investments are classified as available-for-sale.  The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents.  Short-term investments consist of highly liquid securities with original maturities in excess of 90 days.  Such investments are carried at fair value with unrealized gains and losses net of related tax effects, reported within accumulated other comprehensive income (loss).

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity periods.  Based on the interest rates available to the Company for debt with comparable maturities, the carrying values of the Company’s obligations under capital leases approximate fair values.

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

The depreciation and amortization periods for property and equipment categories are as follows:

Software	2 to 6 years
Computer equipment	2 to 3 years
Machinery and equipment	2 to 5 years
Furniture and fixtures	4 to 5 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination.  Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received.  Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets.  Identifiable intangible assets that have finite useful lives are being amortized over their useful lives.  The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is no longer subject to amortization.  Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test.  In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the year in which the determination is made.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset.  The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset.  The Company performed an impairment evaluation in the fourth quarter of year ended in 2006 and concluded that there was no material impairment.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, short-term investments and accounts receivable.  Cash, cash equivalents and short term investments are held with a limited number of financial institutions.  Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits.  Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments.  Short-term investments include a diversified portfolio of commercial paper, auction rate certificates and government agency bonds.  All investments are classified as available-for-sale.  The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period.  Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006.  Three customers represented 33%, 30% and 30% of accounts receivable at December 31, 2005.  Four customers accounted for 23%, 23%, 22% and 19% of revenue for the year ended December 31, 2006.  Three customers accounted for 44%, 28% and 24% of revenue for the year ended December 31, 2005.  Three customers accounted for 45%, 27% and 23% of revenue for the year ended December 31, 2004.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns.  The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives.  As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above or other factors.

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

Comprehensive Income (Loss)

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources.  The difference between the Company’s net income (loss) and its total comprehensive income (loss) for the years ended December 31, 2006, 2005 and 2004 was not material and related primarily to foreign currency translation and unrealized gains on marketable securities.

Net Income (Loss) Per Share

Under the provisions of SFAS 128, Earnings per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period.  Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Year ended December 31,
	2006	2005	2004
Net income (loss)	$(22,799)	$2,742	$(8,464)

Weighted average shares outstanding	26,645	19,084	1,783
Weighted average unvested shares of common stock subject to repurchase	(18)	(82)	(268)

Total shares — basic	26,627	19,002	1,515

Effect of dilutive securities:
Stock options and warrants	—	2,043	—
Unvested common shares subject to repurchase	—	82	—
Redeemable convertible preferred participating stock warrants	—	34	—

Total shares — diluted	26,627	21,161	1,515

Basic net income (loss) per share	$(0.86)	$0.14	$(5.59)

Diluted net income (loss) per share	$(0.86)	$0.13	$(5.59)

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	2006	2005	2004
Anti-dilutive securities:
Weighted average redeemable convertible preferred stock	—	4,333	14,849
Warrants to purchase common stock	6	6	45
Weighted average restricted stock units	361	—	—
Weighted average options to purchase common stock	3,455	104	2,792

	3,822	4,443	17,686

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

Note 2. Business Combinations

Doradus Acquisition

In August 2006, the Company acquired Doradus, a developer of advanced signal processing products for communications and digital TV applications, for $2.1 million in cash, including $0.1 million in transaction costs, and the assumption of liabilities of $0.1 million, options to purchase approximately 0.2 million shares of Ikanos common stock and approximately 0.2 million shares of restricted stock.  The agreement provides for additional consideration of up to $0.5 million in cash based on the achievement of certain revenue milestones.  The results of Doradus’ operations have been included in the consolidated financial statements since the acquisition date.

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

Of the total purchase price, $0.6 million was allocated to IPR&D and was expensed in the year ended December 31, 2006.  Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use.  Of the three main IPR&D projects at the date of acquisition, one project had been completed and two projects were on hold as of December 31, 2006.

NPA Acquisition

In February 2006, the Company completed the NPA acquisition for $32.7 million in cash, including transaction costs of $1.8 million.  The acquisition has been accounted for as a purchase business combination.  The results of operations from the assets acquired in the NPA acquisition have been included in the Company’s consolidated statement of operations from the date of the acquisition.

Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition.  Subsequent to the acquisition, certain adjustments were made to the carrying value of certain tangible and intangible assets.  The allocation of the purchase price for this acquisition, as of December 31, 2006 is as follows (in thousands):

	As of date of acquisition	Adjustments	December 31, 2006
Amortizable acquired intangible assets:
Existing technology	$4,600	$—	$4,600
Patents/core technology	2,000	—	2,000
Trademarks	1,000	—	1,000
Customer relationships	3,000	—	3,000
Order backlog	1,200	—	1,200
Non-competition agreement	100	—	100
Transition services	1,000	(406)	594
Favorable supply arrangement	5,000	—	5,000

Total acquired intangible assets	17,900	(406)	17,494
Tangible assets acquired	7,475	(811)	6,664
Assumed liabilities	(308)	(230)	(538)
Goodwill	4,741	1,447	6,188
Purchased in-process research and development	2,900	—	2,900

	$32,708	$—	$32,708

The amount of the total purchase price allocated to the tangible assets acquired of $6.7 million was assigned based on the fair values as of the date of acquisition.  The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141, Business Combinations, Financial Accounting Standards Board Interpretations No. (“FIN”) 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance.  The Company believes that these identified intangible assets have no residual value.

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

Order Backlog: The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the cost savings approach.  The order backlog was fully amortized as of the year ended December 31, 2006 as the orders were delivered and billed.

Non-competition Agreement: The Company valued the non-competition agreement with ADI by estimating the effect on our future revenue and cash flows if a non-compete were not in place, thereby allowing ADI to re-enter the market and compete with us.  The Company utilized a discount rate of 22% for the non-compete agreement and is amortizing this intangible asset on a straight-line basis over the three year term of the agreement.

Transition Services: The transition services asset represents the $1.0 million of transition services that the Company is entitled to receive from ADI with no obligation to pay through August of 2006.  As of December 31, 2006, the Company utilized $0.6 million of the transition services, and the remaining $0.4 million of transition services were re-allocated to goodwill.

Favorable Supply Agreement: The favorable supply arrangement represents a $5.0 million credit for future purchases from a supplier which was amortized in proportion to the value of related purchases from that supplier.

Purchased IPR&D: Of the total purchase price, $2.9 million has been allocated to IPR&D, and was recorded as research and development expense for the year ended December 31, 2006, in accordance with FIN 4.  Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use.  Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements.  The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects.  The Company utilized the DCF model to value the IPR&D using discount rates ranging from 28% to 35%, depending on the estimated useful life of the technology.  Of the three main IPR&D projects at the date of acquisition, one project was terminated and two projects were reaching final stages of completion as of December 31, 2006.

Goodwill: During the fourth quarter of 2006, goodwill was increased by an additional $1.5 million as a result of reducing the fair value of acquired inventory by $0.6 million as it was not sold by the end of 2006, the reduction of the fair value of certain acquired equipment by $0.2 million as it was unusable or damaged equipment, the assumption of pre-merger liabilities not previously identified of $0.3 million and unutilized transition services of $0.4 million.  The Company anticipates that none of the $6.2 million of the goodwill recorded in connection with the NPA acquisition will be deductible for income tax purposes.  Also during the fourth quarter of 2006, the Company assessed the fair value of the goodwill that resulted from the NPA acquisition for impairment and determined that there was no impairment.

Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the stand alone business of the network processing and ADSL assets as if the NPA acquisition had occurred as of the beginning of year 2005, after giving effect to certain adjustments, including amortization of intangibles.  The operating results for the period from January 1, 2006 to February 22, 2007 (date of close) related to NPA were not readily available and were not considered practical to include.  IPR&D charge of $2.9 million is not reflected in the information below.  The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

	Year Ended December 31,
	2006	2005
Pro forma adjusted total revenue	$134,685	$138,311
Pro Forma adjusted net loss before cumulative change in accounting principles	$(20,537)	$(12,324)
Pro forma adjusted net loss	$(19,899)	$(12,324)
Pro forma adjusted net loss per share — basic and diluted	$(0.75)	$(0.65)
Pro forma weighted average basic and diluted shares	26,627	19,002

Note 3. Balance Sheet Components

Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$18,353	$—	$(19)	$18,334
Auction rate securities	41,906	69	—	41,975

Total short-term investments	$60,259	$69	$(19)	$60,309

	December 31, 2005
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$1,973	$15	$—	$1,988

The contractual maturities of investments held at December 31, 2006 and 2005 are as follows (tables in thousands):

	December 31, 2006
	Cost	Estimated Fair Value
Due within one year	$50,785	$50,845
Due after one year through 5 years	9,474	9,464

Total	$60,259	$60,309

	December 31, 2005
	Cost	Estimated Fair Value
Due after one year through 2 years	$1,973	$1,988

Unrealized losses on investments at December 31, 2006 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (table in thousands):

	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses	Estimated Fair Value	Gross Unrealized Losses
U.S. Treasury and other U.S. government agencies	$18,334	$(19)	$—	$—	$18,334	$(19)

The Company’s marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax.  Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred.  Estimated fair values were determined for each individual security in the investment portfolio.   The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

A significant portion of the Company’s available-for-sale portfolio is composed of auction rate securities.  Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified these securities as short-term investments.  In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital — Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations.  Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period.  During its history of investing in these securities, the Company has been able to sell its holdings of these investments at its discretion.  Accordingly, the Company believes that the risk of non-redemption of these investments within a year is minimal.

Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

Description	Balance at Beginning of Period	Charged to Expenses	Write-Offs	Balance at End of Period
Year ended December 31, 2006 allowance for doubtful accounts	$60	$146	$(57)	$149
Year ended December 31, 2005 allowance for doubtful accounts	56	4	—	60
Year ended December 31, 2004 allowance for doubtful accounts	—	56	—	56

Inventories

Inventories consisted of the following (in thousands):

	December 31,
	2006	2005
Finished goods	$4,858	$1,955
Work-in-process	7,359	4,762
Purchased parts and raw materials	584	2,408

	$12,801	$9,125

Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Software	$14,883	$9,201
Computer equipment	4,984	2,541
Machinery and equipment	14,083	6,602
Furniture and fixtures	850	367
Leasehold improvements	872	269
Construction in progress	372	863

	36,044	19,843
Less: Accumulated depreciation and amortization	(17,971)	(11,459)

	$18,073	$8,384

Depreciation expense for property and equipment was $6.3 million, $2.9 million and $1.8 million for the years ended December 31, 2006, 2005 and 2004, respectively.  Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $6.1 million, $3.5 million and $3.3 million as of December 31, 2006, 2005 and 2004, respectively.  Related accumulated depreciation and amortization of these assets was $4.0 million, $2.9 million and $2.0 million as of December 31, 2006, 2005 and 2004, respectively.

Purchased Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite.  Purchased intangible assets are carried at cost less accumulated amortization.  Amortization is computed over the estimated useful lives of the respective assets.  The carrying amount of intangible assets as of December 31, 2006 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(1,286)	$4,859	4
Patents/core technology	2,000	(438)	1,562	4
Trademarks	1,000	(187)	813	5
Customer relationships	3,070	(554)	2,516	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(29)	71	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(4,609)	391	1

Total acquired intangible assets	$19,109	$(8,897)	$10,212

The amortization of technology is charged to cost of revenue; the favorable supply arrangement is capitalized on to inventory at the time of purchase and is charged to cost of revenue as the related inventory is sold; the amortization of patents is charged to research and development; and the amortization of trademarks, customer relationships, order backlog and non-competition is charged to selling, general and administrative.  Transition services were charged to cost of revenue, research and development and/or selling, general and administrative based on the actual services performed.

For the year ended December 31, 2006, the amortization of intangible assets was $8.9 million.  The estimated future amortization of purchased intangible assets as of December 31, 2006 is as follows (in thousands):

Year ending December 31,
2007	$3,518
2008	3,087
2009	2,551
2010	958
2011	98

$10,212

Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 31,
	2006	2005
Accrued compensation and related benefits	$3,601	$2,919
Warranty accrual	2,774	2,189
Accrued rebates	3,586	2,909
Accrued professional fees	1,473	1,189
Restructure	1,055	—
Accrued royalties	1,019	392
Other accrued liabilities	3,188	1,686

	$16,696	$11,284

The following table summarizes the activity related to the warranty accrual (in thousands):

	Year Ended December 31,
	2006	2005
Balance, beginning of period	$2,189	$1,084
Accrual for warranties during the period	1,444	1,641
Settlements made during the period	(859)	(536)

Balance, end of period	$2,774	$2,189

Note 4. Restructuring Charges

During the fourth quarter of 2006, the Company incurred restructuring and severance expenses of $1.7 million as it restructured its development operations to reduce its cost structure.  The restructuring plan involved reducing the Company engineering workforce by approximately 42 employees of which approximately half was from India and half was from North America.  In addition, the Company decided to close its Canadian office and began transitioning those responsibilities to the United States through a combination of relocations and hiring.  The Company incurred facility related expenses in relation to the lease termination of its Canadian office.  The Company expects the majority of the severance and benefits and facility cost to be paid in the first quarter of 2007.

	Severance and benefits	Excess Facility	Total
Balance as of December 31, 2005	$—	$—	$—
Restructuring charges	1,500	191	1,691
Cash payments	(627)	(9)	(636)

Balance as of December 31, 2006	$873	$182	$1,055

Note 5. Bank Loan Agreement

On October 21, 2004, the Company entered into a loan agreement with Silicon Valley Bank that provided the Company the ability to finance up to $5.0 million of working capital requirements (subject to certain limitations) and $2.0 million of equipment purchases.  Interest on borrowings under the working capital line was payable monthly and was calculated at a floating rate of interest equal Silicon Valley Bank’s prime rate plus 0.50%, while interest on the equipment financing facility was payable monthly at a fixed rate of interest equal to Silicon Valley Bank’s prime rate plus 1.0%.  Interest rates on the amounts drawn under the equipment financing facility range from 5.95% to 6.31%.  The working capital line of credit matured on October 21, 2006, and Silicon Valley Bank’s commitment to extend working capital loans terminated.  Borrowings under the agreement were capitalized by a first priority lien on substantially all of the assets of the Company, excluding intellectual property.  The loan agreement was amended on March 31, 2006, whereby the financial covenant regarding the profitability of the Company was amended to exclude stock-based compensation and certain expenses and charges resulting from the NPA acquisition for each quarter in 2006.  In the fourth quarter of 2006, all amounts borrowed under equipment facility were repaid.

Note 6. Stockholder’s Equity

Common Stock Reserved

As of December 31, 2006, the Company has reserved the following shares of common stock for future issuance (in thousands):

Stock plans	5,591
Warrants	6
Repurchasable common stock	18

5,615

Common Stock Offering

In September 2005, the Company sold 6.4 million shares of its common stock in its initial public offering at an offering price of $12 per share resulting in net proceeds of $67.9 million, after deducting underwriting discounts and commissions and offering costs totaling $8.9 million.  Upon the closing of the initial public offering 15.3 million shares of redeemable convertible preferred stock outstanding automatically converted into 15.3 million shares of common stock.

In March 2006, the Company sold 2.5 million shares of its common stock in a follow-on offering at $20.75 per share.  Aggregate net proceeds from the follow-on offering were $48.5 million, after deducting underwriting discounts and commissions and issuance costs of $3.4 million.  In the follow-on offering, selling stockholders including members of the Company senior management sold 3.3 million shares of common stock held by them.   The Company did not receive any proceeds from the sale of shares by the selling stockholders.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock at a $.0001 par value per share.  The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock.  As of December 31, 2006, no preferred stock was outstanding.

Note 7. Stock-Based Compensation

Summary of Equity Plans

1999 Stock Plan

On September 24, 1999, the Company adopted the 1999 Stock Plan (the “Plan”) under which 2.2 million shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants.  Options granted under the Plan may be incentive stock options or non statutory stock options.  Incentive stock options may only be granted to employees.  Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors.  Options generally vest at a rate of 25.0% on the first anniversary of the grant date and 1/48 per month thereafter.  Generally, options terminate ten years after the date of grant.  Incentive stock options granted to employees who own more than ten percent of the total combined voting power of all classes of stock of the Company terminate five years from the date of the grant.  Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date.  Upon completion of the Company’s initial public offering, the Plan was terminated and no shares are available for future issuance under the 1999 Plan.

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan, (the “2004 Plan”), upon the closing of its initial public offering.  The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants.  Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter.  Generally, options terminate ten years after the date of grant.  The term of an incentive stock option may not exceed ten years, except that with respect to any participant who owns 10% of the voting power of all classes of our outstanding stock, the term must not exceed five years and the exercise price must equal at least 110% of the fair market value on the grant date.  Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions.  Awards of restricted stock units that vest only by the passage of time will not vest fully in less than two years after the date of grant.

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

The 2004 Equity Incentive Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.  The shares may be authorized, but unissued, or reacquired common stock.

As of December 31, 2006, the Company had 4.1 million authorized options and awards outstanding and 0.2 million options and awards available for future grant under its stock plans.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan, (the “ESPP”), upon the closing of its initial public offering.  As of December 31, 2006 the Company had 1.4 million authorized shares available for grant under the ESPP.  All of the Company’s employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than 5 months in any calendar year.  The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods.  Each offering period includes four 6-month purchase periods.  The offering periods generally start on the first trading day on or after May 1 and November 1 of each year.  On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”).  Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock.  As of December 31, 2006, the Company has reserved approximately 0.2 million shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance.

The Doradus Plan allows for issuance to directors, employees and consultants.  Options granted under the Doradus Plan may be incentive stock options or non statutory stock options.  Options may only be granted to new employees.  Options to purchase shares of the Company’s common stock are granted at a price equal to the average trading price for the shares of common stock over a 30 day period prior to the valuation date as reported on The NASDAQ Stock Market LLC.  Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter.  Generally, options terminate ten years after the date of grant.  Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date.

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

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering was recorded as unearned stock-based compensation as of December 31, 2005.  Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.5 million was reclassified to additional-paid-in-capital.  The deferred-stock based compensation as of December 31, 2006 represents the unamortized stock-based compensation which related to awards granted prior to the Company’s initial Form S-1 registration statement filed with the SEC on June 25, 2004.  These awards were valued under the minimum value method and are being amortized over the remaining vesting period.  Share-based compensation expense related to all stock-based compensation awards under SFAS 123(R) was $9.7 million for the year ended December 31, 2006.  There was no tax effect in 2006.  Share-based compensation expense under the intrinsic value method was $8.2 million and $5.0 million for the year ended December 31, 2005 and 2004, respectively.

As of December 31, 2006, there was $18.5 million of total unrecognized compensation cost related to unvested share-based compensation arrangements.  That cost is expected to be recognized over a weighted-average period of 2.7 years

The adoption of SFAS 123(R) also resulted in a cumulative benefit from accounting change of $0.6 million (net of tax), which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2006	2005	2004
Option Grants:
Expected volatility	63%	90%	45%
Expected dividends	—	—	—
Expected term of options (in years)	4.8	4.0	4.2
Risk-free interest rate	4.8%	3.9%	3.1%
ESPP:
Expected volatility	58%	90%	n/a
Expected dividends	—	—	n/a
Expected term of ESPP (in years)	1.25	0.5	n/a
Risk-free interest rate — ESPP	4.9%	4.1%	n/a

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

Pre-vesting forfeitures: Estimates of pre-vesting option forfeitures are based on Company experience and industry trends.  The Company will adjust its estimate of forfeitures over the requisite service period based on the extent to which actual forfeitures differ.  For purposes of calculating pro forma information under SFAS 123 for periods prior to 2006, the Company accounted for forfeitures as they occurred.

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2006	3,933	$3.92
Granted	1,249	11.75
Exercised	(1,148)	1.83
Forfeited or expired	(536)	6.90

Outstanding at December 31, 2006	3,498	$6.95	7.94	$12,430

Exercisable at December 31, 2006	1,770	$3.55	7.36	$9,865

The weighted average grant date fair value of options granted during the years ended December 31, 2006, 2005 and 2004 was $8.08, $6.75 and $4.63 per option, respectively.  The total intrinsic value of options exercised during the years ended December 31, 2006, 2005 and 2004 was $17.2 million, $0.3 million and $0.6 million, respectively.

The following table summarizes information about stock options as of December 31, 2006 (in thousands except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$ 0.38 to $ 3.84	1,760	7.01	$1.78	1,337	$1.37
$ 4.80 to $ 13.46	1,301	8.74	10.19	417	10.09
$ 13.85 to $ 22.00	437	9.30	18.04	16	14.42

	3,498		6.95	1,770	3.55

A summary of our restricted stock unit activity is presented below (in thousands, except per share amounts):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2006	12	$14.31
Granted	644	15.37
Vested	(37)	14.94
Forfeited	(50)	17.62

Restricted stock units outstanding at December 31, 2006	569	15.18

The weighted average grant date fair value per restricted stock units granted was $15.37, $14.31 and zero during the year ended December 31, 2006, 2005 and 2004, respectively.  The total fair values of restricted stock units that vested were $0.6 million, zero and zero during the year ended December 31, 2006, 2005 and 2004, respectively.   Our restricted stock units have one to four years vesting terms and are scheduled to vest through 2010.

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at January 1, 2006	17	$15.61
Granted	180	12.93
Vested	(46)	13.22

Restricted stock outstanding at December 31, 2006	151	12.81

The weighted average grant date fair value per restricted stock granted was $12.93, $15.35 and $9.00 during the year ended December 31, 2006, 2005 and 2004, respectively.  The total fair values of restricted stock that vested were $0.6 million, $0.1 million and $0.1 million during the year ended December 31, 2006, 2005 and 2004, respectively.

Our restricted stocks have four years vesting terms and are scheduled to vest through 2010.

Significant Options and Awards Modifications

During the first quarter of 2005, the Company completed an employee stock option exchange program.  The voluntary program allowed eligible employees, consultants and directors, to return to the Company existing options with an exercise price greater than $3.84 per share and exchange them for new options that were granted on March 1, 2005.  Participants in the exchange program exchanged options to purchase 633,002 shares of common stock with average exercise price of $7.53 per share for options to purchase 633,002 shares of common stock with an exercise price of $3.84 per share.  The new option grants have a vesting period identical to the exchanged options and carry an exercise price of $3.84.

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method for reporting purposes.  As a result, the modification of these options was treated as an exchange of the original award for a new award and the resulting expense was recorded as stock-based compensation expense.  As a result of the modification to the exercise price of the stock options, the replacement options were accounted for as variable from the date of modification and were required to be revalued at the end of each accounting period based upon the then current market price of the underlying common stock.  Such re-valuation was performed until the option was either exercised, forfeited, canceled or expired.  The Company recorded $5.6 million of additional deferred stock-based compensation expense and net stock compensation expense of $3.4 million during the year ended December 31, 2005 in connection with the exchange program.  Upon the adoption of SFAS 123(R) on January 1, 2006, the unearned stock-based compensation balance was reclassified to additional-paid-in-capital.  The un-amortized portion, as of January 1, 2006, of the modification date fair value of the modification of these options, estimated in accordance with the original provisions of SFAS 123, is being amortized using the accelerated amortization method.

During the year ended December 31, 2006, the vesting of 0.2 million options and 25,000 restricted stock units held by three officers of the Company was accelerated resulting in $0.1 million of additional stock-based compensation expense.  The post termination exercise period of 1.1 million options held by the Company former CEO was extended from 90 days to one year resulting in $0.1 million of stock-based compensation expense.

Pro Forma Disclosure

Pro forma information regarding net income (loss) and net income (loss) per share is required by SFAS 148, Accounting for Stock-Based Compensation — Transition and Disclosure.  The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model.  The related expense was amortized using an accelerated method over the vesting terms of the option.  Had compensation cost for the Company’s stock-based compensation plans and the ESPP been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net income (loss) and basic and diluted net income (loss) per share would have been changed to the pro forma amounts for the periods indicated below (in thousands, except per share amounts):

	2005	2004
Net income (loss), as reported	$2,742	$(8,464)
Stock-based employee compensation included in net income (loss) as reported, net of related tax effects (1)	7,766	4,447
Stock-based employee compensation using the fair value method, net of related tax effects (1)	(7,767)	(4,882)

Net income (loss), pro forma	$2,741	$(8,899)

Basic net income (loss) per common share:
As reported	$(0.14)	$(5.59)
Pro forma	$(0.13)	$(5.87)

Diluted net income (loss) per common share:
As reported	$(0.14)	$(5.59)
Pro forma	$(0.13)	$(5.87)

(1)	The tax effects of stock-based compensation are zero as a result of a full valuation allowance on the deferred tax assets.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $3.9 million and $0.1 million for the years ended December 31, 2006 and 2005.  The Company has maintained a full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards.  The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations.  Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the year ended December 31, 2006 and 2005.

Warrants

Upon the closing of the initial public offering, all warrants to purchase shares of redeemable convertible preferred stock outstanding became exercisable for common stock.  In 2000 and 2001, the Company issued warrants to purchase 6,390 shares of Series B convertible preferred stock at prices of $23.67 to $47.40 which are still outstanding at December 31, 2006.  These warrants expire during the first half of 2007.

Note 8. Employee Benefit Plans

The Company has a retirement savings plan (the “Savings Plan”) which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code.  All U.S employees are eligible to participate in the Savings Plan and allowed to contribute up to 60% of their total compensation, not to exceed the maximum amount allowed by the applicable statutory prescribed limit.  The Company is not required to contribute, nor has it contributed, to the Savings Plan for any of the periods presented.

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating and capital leases with various expiration dates through 2011.  Rent expense for the years ended December 31, 2006, 2005 and 2004 was $1.2 million, $1.0 million and $0.6 million, respectively.  The terms of the facility leases provide for rental payments on a graduated scale.  The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of December 31, 2006 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

	Capital Leases	Operating Leases	Total
2007	$891	$2,878	$3,769
2008	820	2,179	2,999
2009	187	1,189	1,376
2010	—	664	664
2011	—	168	168

	$1,898	$7,078	$8,976

Less: Amount representing interest	(93)

Present value of minimum lease payments	1,805
Less: Current portion	(818)

Obligations under capital lease, net of current potion	$987

Purchase Commitments

The Company entered into a technology access agreement in September 2006.  Under terms of the agreement, the Company agreed to pay $1.8 million in 2007, $ 2.3 million in 2008 and $1.2 million in 2009.

As a result of the NPA acquisition, the Company assumed a royalty agreement, under terms of which the Company agreed to pay a minimum royalty fee of $0.7 million in 2008.

As of December 31, 2006 the Company had $4.1 million of inventory purchase obligations with various suppliers.

As a result of the NPA acquisition in February 2006, the Company assumed a royalty agreement.  Under terms of the agreement, the Company agreed to pay a minimum royalty fee of $0.7 million in 2008.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors, an executive officer and a former executive officer.  These lawsuits allege certain misrepresentations by the Company in connection with its initial public offering in September 2005, the follow-on offering in March 2006, and thereafter concerning its business and prospects.  The lawsuits seek unspecified damages.  Although the Company has been served with the initial complaints, it is aware that the plaintiffs will be filing a consolidated amended complaint in the near future, which could contain new allegations of which the Company is not presently aware.  The Company cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on the Company’s financial statements.

Additionally, the Company is a party to various legal proceedings and claims arising from the normal course of business activities.  Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 10. Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into during 2001.  Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors, will provide consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies.  Under the Consulting Agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses.  In October 2006, the agreement was amended whereby Mr. Venkatesh will serve as Executive Chairman of the Company’s Board of Directors for nine months, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searches for a permanent Chief Executive Officer.  As a result of the amendment, the consulting fees paid to Texan Ventures increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock.  The Company paid Texan Ventures, LLC $67,500 in 2006, $39,000 in 2005 and $36,000 in 2004.

Note 11. Recent Accounting Pronouncements

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities, which permits entities to elect to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value.  This election is irrevocable.  SFAS 159 will be effective for us on January 1, 2008.  The Company is currently assessing the potential impact that the adoption of SFAS 159 will have on its financial statements.

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

In July 2006, the FASB issued EITF 06-03, How Taxes Collected from Customers Remitted to Governmental Authorities Should be Presented in the Income Statement (that is, Gross versus Net Presentation).  The adoption of EITF 06-03 did not have an impact on the Company’s consolidated financial statements.  The Company’s accounting policy is to present the above mentioned taxes on a net basis, excluded from revenue.

In June 2006, the FASB issued FIN 48, Accounting for Uncertainty in Income taxes — an interpretation of FAS Statement No. 109.  This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109, Accounting for Income Taxes.  It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.  This Interpretation is effective for the Company in fiscal years beginning January 1, 2007.  The Company expects that the financial impact, if any, of applying the provisions of FIN 48 to all tax positions will not be material upon the initial adoption of FIN 48.

Note 12. Income Taxes

The provision for income taxes consists of federal and state alternate minimum taxes and foreign taxes as follows (in thousands) :

	Year ended December 31,
	2006	2005
Current :
Federal	$130	$237
State and local	13	58
Foreign	137	—

	$280	$295

There was no tax provision in 2004.  The Company has not recorded any deferred tax expenses as deferred tax assets are fully offset by a valuation allowance as of December 31, 2006 and 2005.

A reconciliation between the provision for (benefit of) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows (in thousands):

	Year Ended December 31,
	2006	2005	2004
Provision at statutory rate	35%	34%	34%
Difference between statutory rate and foreign effective rate	1	—	—
Change in valuation allowance	(32)	(82)	(33)
Stock-based compensation	(5)	74	(19)
Tax credits	4	(17)	17
Others	(4)	1	1

	(1)%	10%	0%

The temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	December 31,
	2006	2005
Net operating loss carryforwards	$21,309	$22,682
Depreciation and amortization	(34)	1,764
Research and development credits	8,996	5,616
Accruals and other	9,314	4,014
Acquired intangibles	2,038	—

	41,623	34,079
Valuation allowance	(41,623)	(34,079)

	$—	$—

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS 123(R).  Therefore, these amounts are no longer included in the Company gross or net deferred tax assets.  Pursuant to SFAS 123(R), the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable.  The amounts removed to the memo account as of December 31, 2006 are $3.7 million for federal and $2.2 million for state tax purposes, tax effected.

While the Company does not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions.  Also, SFAS 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISOs) be recorded in the period of disqualifying disposition.  This could result in fluctuations in the Company effective tax rate between accounting periods.  In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards.  The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R).  The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (“APIC pool”) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

As of December 31, 2006, the Company had approximately $56.3 million and $27.3 million of federal and state net operating loss carry forwards, respectively, available to reduce future taxable income, which will begin to expire in 2019 for federal and 2009 for state tax purposes, respectively.  The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in the case of an “ownership change” of a corporation.  An ownership change, as defined, may restrict utilization of tax attribute carry forwards.  As a result of ownership changes, net operating loss carry-forwards of $21.0 million at the federal level and $23.4 million for California were limited to an annual utilization of approximately $0.9 million for each of the 19 and 18 years following July 2001, respectively.  Due to ownership changes, approximately $6.7 million of California net operating losses carry-forwards will expire unutilized.

At December 31, 2006, the Company has research and development tax credits of approximately $4.9 million and $5.5 million for federal and state income tax purposes, respectively.  If not utilized, the federal carryforward will expire in various amounts beginning 2019.  The California credit can be carried forward indefinitely.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested.  The amount of unremitted earnings as of December 31, 2006 is approximately $1.4 million.

The Company’s Indian subsidiary operates two centers in India, one in Bangalore and another in Hyderabad.  The Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2009 under the existing provisions of the Act.  The Hyderabad unit which came into existence as a result of the NPA acquisition, does not enjoy this tax exemption and its net income will be taxed at the current rate of 33.66%

Given the history of net operating losses that the Company has incurred, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance.  The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

Note 13. Significant Customer Information and Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas and major customers.  The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Year Ended December 31,
	2006	2005	2004
Japan	$57,030	$61,246	$46,308
France	32,620	1,362	1,384
Korea	29,654	20,297	18,096
Other	15,381	2,166	888

	$134,685	$85,071	$66,676

Four customers accounted for more than 10% of the Company’s total revenue for year ended December 31, 2006.  Three customers accounted for more than 10% of the Company’s total revenue for the year ended December 31, 2005 and 2004.

In the fourth quarter of 2006, the Company decided to divide its products into two product families: Access and Gateway.  Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence.  Revenue by product family is as follows (in thousand):

	Year Ended December 31,
	2006	2005	2004
Access	$71,007	$70,063	$51,946
Gateway	63,678	15,008	14,730

	$134,685	$85,071	$66,676

The distribution of long-lived assets (excluding goodwill) as of December 31, 2006 and 2005 was as follows (in thousands):

	December 31,
	2006	2005
United States	$10,776	$4,082
Taiwan	2,125	3,329
India	2,639	761
Other	2,533	212

	$18,073	$8,384

SUPPLEMENTARY QUARTERLY FINANCIAL DATA

(Unaudited)

(In thousands)

	Three Months Ended,
	Mar. 31, 2005	Jun. 30, 2005	Sept. 30, 2005	Dec. 31, 2005	Mar. 31, 2006	Jun. 30, 2006	Sept. 30, 2006	Dec. 31, 2006
Revenue	$12,286	$19,243	$25,010	$28,532	$35,825	$41,192	$36,670	$20,998

Cost and operating expenses:
Cost of revenue	6,255	8,841	10,950	13,235	18,560	25,076	23,051	14,665
Research and development	6,570	6,853	7,108	7,909	13,670	13,429	12,912	13,722
Selling, general and administrative	3,431	4,075	3,958	4,067	5,564	6,131	5,825	7,562
Restructuring charges	—	—	—	—	—	—	—	1,691
Common stock offering expenses	—	—	—	—	954	—	—	—

Total cost and expenses	16,256	19,769	22,016	25,211	38,748	44,636	41,788	37,640

Income (loss) from operations	(3,970)	(526)	2,994	3,321	(2,923)	(3,444)	(5,118)	(16,642)
Interest income, net	95	90	77	956	959	1,345	1,484	1,182

Income (loss) before income taxes	(3,875)	(436)	3,071	4,277	(1,964)	(2,099)	(3,634)	(15,460)
Provision for (benefit from) income taxes	—	—	—	295	113	110	(70)	127

Income (loss) before cumulative effect of change in accounting principle	(3,875)	(436)	3,071	3,982	(2,077)	(2,209)	(3,564)	(15,587)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	(638)	—	—	—

Net income (loss)	$(3,875)	$(436)	$3,071	$3,982	$(1,439)	$(2,209)	$(3,564)	$(15,587)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(2.18)	$(0.24)	$0.17	$0.17	$(0.09)	$(0.08)	$(0.13)	$(0.56)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.03	—	—	—

Net income (loss) per share	$(2.18)	$(0.24)	$0.17	$0.17	$(0.06)	$(0.08)	$(0.13)	$(0.56)

Weighted average number of shares	1,780	1,847	18,074	23,683	24,481	27,083	27,368	27,601

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(2.18)	$(0.24)	$0.15	$0.15	$(0.09)	$(0.08)	$(0.13)	$(0.56)
Cumulative effect of change in accounting principle, net of tax	—	—	—	—	0.03	—	—	—

Net income (loss) per share	$(2.18)	$(0.24)	$0.15	$0.15	$(0.06)	$(0.08)	$(0.13)	$(0.56)

Weighted average number of shares	1,780	1,847	20,328	26,133	24,481	27,083	27,368	27,601

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this annual report on Form 10-K.  Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Ikanos.  Ikanos’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006.  In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework.

Based on our assessment using those criteria, we concluded that, as of December 31, 2006, our internal control over financial reporting is effective.

Management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included in Part II, Item 8 of this annual report on Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the fourth quarter ended December 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K in that we will file a definitive proxy statement within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2007 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K.

The information regarding our directors, the identification of audit committee members and the audit committee financial expert is incorporated by reference from “Proposal One — Election of Directors” in our Proxy Statement.

The information concerning Section 16(a) reporting is incorporated by reference from “Other Information — Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Information regarding material changes, if any, to the procedures by which security holders may recommend nominees to our board of directors is incorporated by reference from “Consideration of Stockholder Recommendations and Nominations” in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics applicable to all our employees.  Our Code of Business Conduct and Ethics is available, without charge to you, upon written request made to us at Ikanos Communications, Inc., 47669 Fremont Boulevard, Fremont, CA 94538.  Any waiver or amendment to our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, President or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.Ikanos.com or in a report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE COMPENSATION

The information included under the following captions in our Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis”, “Summary Compensation Table”, “Grants of Plan-Based Awards in 2006”, “Outstanding Equity Awards at 2006 Year End”, “Option Exercises and Stock Vested in 2006”, “Nonqualified Deferred Compensation”, “Potential Payments upon Termination or Change in Control”, “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.” The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from “Share Ownership by Principal Stockholders and Management” in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (the “1999 Plan”), Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), 2004 Employee Stock Purchase Plan (the “2004 ESPP”) and Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	3,914,007	$5.99	1,413,725	(4)
Equity compensation plans not approved by security holders (5)(6)	160,500	0.77	110,092

Total	4,074,507	$6.02	1,523,817

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 3,338,731 shares, (ii) shares of common stock issuable upon the vesting of restricted stock units for 568,886 shares, and (iii) shares of common stock issuable upon the exercise of outstanding warrants to acquire 6,390 shares.
(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time of our initial public offering in September 2005.
(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Shares available for future issuance under the 2004 ESPP.
(5)	Includes an aggregate of 160,500 shares of common stock issuable (subject to vesting) upon the exercise of outstanding option grants, with a weighted exercise price of $0.77 per share, assumed by the Company in connection with the Doradus acquisition. The option plan relating to such outstanding options was approved by the security holders of Doradus.
(6)	Shares available for future issuance under the Doradus Plan.

Doradus 2004 Amended and Restated Stock Option Plan

The Doradus Plan allows for issuance to stock options to directors, employees and consultants.  Options granted under the Doradus Plan may be incentive stock options or non statutory stock options.  We may only grant options to new employees and employees of Doradus who became our employees at the time of the acquisition.  Options to purchase shares our common stock shall be the average trading price for the shares of common stock over a 30 day period prior to the valuation date as reported on the Nasdaq Global Market.   Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter. Generally, options terminate ten years after the date of grant.  Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date.  The Doradus Plan will have a term of ten years from the date of adoption, which was in 2004.

In connection with (i) any merger, consolidation, acquisition, separation, or reorganization in which more than fifty percent of our shares outstanding immediately before such event are converted into cash or into another security, (ii) any dissolution or liquidation of us or any partial liquidation involving fifty percent or more of the assets of us, (iii) any sale of more than fifty percent of our assets, or (iv) any like occurrence in which we are involved, the Board of Directors or the Compensation Committee may, in its absolute discretion, do one or more of the following upon ten days’ prior written notice to all optionees; (a) accelerate any vesting schedule to which an option is subject; (b) cancel options upon payment to each optionee in cash, with respect to each option to the extent then exercisable, of any amount which, in the absolute discretion of the Board of Directors or the Compensation Committee, is determined to be equivalent to any excess of the market value (at the effective time of such event) of the consideration that such optionee would have received if the option had been exercised before the effective time over the exercise price of the option; (c) shorten the period during which such options are exercisable (provided they remain exercisable, to the extent otherwise exercisable, for at least ten days after the date the notice is given); or (d) arrange that new option rights be substituted for the option rights granted under the Doradus Plan, or that our obligations as to options outstanding under the Doradus Plan be assumed, by an employer corporation other than by us or by a parent or subsidiary of such employer corporation.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to “Certain Relationships and Related Transactions” in our Proxy Statement.  The information regarding director independence is incorporated herein by reference from the subsection entitled “Board Independence” in the section entitled “Proposal 1 — Election of Directors” in our Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference from the section entitled “Proposal 2 — Ratification of Appointment of Independent Auditors” in our Proxy Statement.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: The financial statements are set forth under Part II, Item 8 of this annual report on Form 10-K.

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
2.1	Form of Agreement and Plan of Merger between Ikanos Communications and Ikanos Communications, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

2.2	Asset Purchase Agreement, dated January 12, 2006, between the Registrant, Analog Devices, Inc. and Analog Devices Canada Ltd. Incorporated by reference to Exhibit 2.2 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

2.3	Amended and Restated Asset Purchase Agreement, dated February 17, 2006, between the Registrant, Analog Devices, Inc., Analog Devices Canada Ltd., and Analog Devices B.V. Incorporated by reference to Exhibit 2.3 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

3.1	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.2	Form of Certificate of Incorporation. Incorporated by reference to Exhibit 3.6 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of March 5, 2004, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 3.6 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

4.3	Amendment No. 2 to Fourth Amended and Restated Investor Rights Agreement, dated March 3, 2006, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-1 filed with the SEC on March 8, 2006 (Registration No. 333-132067).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 16, 2006 (File No. 000-51532).

Exhibit Number	Description
10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.6*	Offer letter, dated August 6, 1999, between the Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.6 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.7*	Offer letter, dated August 29, 2003, between the Registrant and Daniel K. Atler. Incorporated by reference to Exhibit 10.7 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.8*	Offer letter, dated November 29, 2001, between the Registrant and Lionel Bonnot. Incorporated by reference to Exhibit 10.8 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

Exhibit Number	Description
10.9*	Offer letter, dated February 17, 2005, between the Registrant and Chris H. Smith. Incorporated by reference to Exhibit 10.9 to Amendment No. 4 of the Registrant’s registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).

10.10*	Offer letter, dated October 8, 2003, between the Registrant and Derek Obata. Incorporated by reference to Exhibit 10.10 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.11*	Offer letter, dated March 10, 2000, between the Registrant and Rouben Toumani. Incorporated by reference to Exhibit 10.12 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.12*	Offer letter, dated July 24, 2001, between the Registrant and Yehoshua Rom. Incorporated by reference to Exhibit 10.13 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.13	Amendment No. 1 and Forbearance, dated June 30, 2005 to the Loan and Security Agreement, dated October 21, 2004, between the Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.17 to Amendment No. 4 of the Registrant’s registration statement on Form S-1 dated July 18, 2005 (Registration No. 333-116880).

10.14*	Change of Control Agreement, dated August 22, 2005, between Registrant and Chris Smith. Incorporated by reference to Exhibit 10.18 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.15	Change of Control Agreement, dated August 22, 2005, between Registrant and Rouben Toumani, Ph.D. Incorporated by reference to Exhibit 10.18 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.16*	Employment Agreement, dated August 31, 2005, between Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.22 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.17*	Summary of Registrant’s 2006 Executive Bonus Plan. Incorporated by reference to Exhibit 10.23 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.18*	Summary of Registrant’s 2006 Sales Compensation Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on May 17, 2006 (File No. 000-51532).

10.18.1*	Amendment to 2006 Sales Compensation Plan for Vice President of Worldwide Sales. Incorporated by reference to Exhibit 10.2 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 16, 2006 (File No. 000-51532).

10.19	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.26 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.20	Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc. Incorporated by reference to Exhibit 10.27 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.21	Consulting Agreement, effective as of March 30, 2006, between Ikanos and Texan Ventures. Incorporated by reference to Exhibit 10.28 of the Registrant’s current report on Form 8-K filed with the SEC on April 5, 2006 (File No. 000-51532).

Exhibit Number	Description
10.21.1	Amendment to Consulting Agreement, dated November 17, 2006, by and between the Registrant and Texan Ventures, LLC. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on November 20, 2006 (File No. 000-51532).

10.22	Amendment No. 2, dated March 31, 2006, to the Loan and Security Agreement, entered into as of October 21, 2004 and as amended on June 30, 2005, between Ikanos and Silicon Valley Bank. Incorporated by reference to Exhibit 10.29 of the Registrant’s current report on Form 8-K filed with the SEC on April 5, 2006 (File No. 000-51532).

10.23	Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan and form of stock option agreement. Incorporated by reference to Exhibit 4.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on August 16, 2006 (Registration No. 333-136675).

10.24	Severance Agreement and Release of Claims, dated October 4, 2006, by and between the registrant and Derek Obata. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on October 19, 2006 (File No. 000-51532).

10.25	Severance Agreement and Release, dated October 24, 2006 by and between the registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on November 6, 2006 (File No. 000-51532).

10.26	Consulting Agreement, dated October 24, 2006, by and between the Registrant and Rajesh Vashist. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on November 6, 2006 (File No. 000-51532).

10.27*	Offer letter, dated August 16, 2006, between the Registrant and Cory J. Sindelar.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

TRADEMARKS

The Ikanos Communications logo design, SmartLeap, Eagle, Fusiv, CleverConnect, Ikanos Programmable Operating System, Fx, FxS, VLR and Fiber Fast are among the trademarks or registered trademarks of Ikanos.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registration has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICAITONS, INC.
March 6, 2007	/s/ DANIEL K. ATLER

Daniel K. Atler
President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Daniel K. Atler and Cory J. Sindelar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ DANIEL K. ATLER Daniel K. Atler	President and Chief Executive Officer (Principal Executive Officer)	March 6, 2007

/s/ CORY J. SINDELAR Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 6, 2007

/s/ G. VENKATESH G. Venkatesh	Executive Chairman of the Board and Director	March 6, 2007

/s/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	March 6, 2007

/s/ MICHAEL GOGUEN Michael Goguen	Director	March 6, 2007

/s/ MICHAEL GULETT Michael Gulett	Director	March 6, 2007

/s/ PAUL G. HANSEN Paul G. Hansen	Director	March 6, 2007