Form 10-Q
period 2007-04-01
IKANOS COMMUNICATIONS
filed 2007-05-11
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 28,363,896 as of April 23, 2007.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFO RMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	April 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$43,635	$49,329
Short-term investments	58,466	60,309
Accounts receivable, net of allowances of $160 and $149, respectively	14,317	15,140
Inventories	10,638	12,801
Prepaid expenses and other current assets	4,637	3,086

Total current assets	131,693	140,665
Property and equipment, net	17,852	18,073
Intangible assets, net	9,032	10,212
Goodwill	6,247	6,247
Other assets	1,227	660

	$166,051	$175,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$14,850	$14,466
Accrued liabilities	11,995	16,696
Capital lease obligations, current portion	830	818

Total current liabilities	27,675	31,980
Capital lease obligations	772	987

Total liabilities	28,447	32,967
Commitments and contingencies (Note 10)
Stockholders’ equity	137,604	142,890

	$166,051	$175,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Revenue	$24,668	$35,825

Cost and operating expenses:
Cost of revenue (1)	15,256	18,560
Research and development (2)	12,611	13,670
Selling, general and administrative (3)	7,114	5,564
Common stock offering expenses	—	954

Total cost and operating expenses	34,981	38,748

Loss from operations	(10,313)	(2,923)
Interest income, net	1,281	959

Loss before provision for income taxes	(9,032)	(1,964)
Provision for income taxes	52	113

Loss before cumulative effect of change in accounting principle	(9,084)	(2,077)
Cumulative effect of change in accounting principle, net of tax	—	638

Net loss	$(9,084)	$(1,439)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.32)	$(0.09)
Cumulative effect of change in accounting principle, net of tax	—	0.03

Net loss per share	$(0.32)	$(0.06)

Weighted average number of shares	28,014	24,481

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$25	$44
(2) Research and development	1,825	899
(3) Selling, general and administrative	1,477	1,009

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	April 1, 2007	April 2, 2006
Cash flows from operating activities:
Net loss	$(9,084)	$(1,439)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,844	1,113
Stock-based compensation expense	3,327	1,952
Amortization of intangible assets and acquired technology	1,180	987
Purchased in-process research and development	—	2,900
Cumulative effect of change in accounting principle	—	(638)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	823	(4,508)
Inventories	2,163	(2,005)
Prepaid expenses and other assets	(2,118)	23
Accounts payable and accrued liabilities	(4,321)	9,271

Net cash provided (used) by operating activities	(6,186)	7,656

Cash flows from investing activities:
Purchases of property and equipment	(1,623)	(2,889)
Purchases of investments	(20,856)	(58,830)
Maturities and sales of investments	22,752	18,052
Acquisitions, net of cash acquired	—	(32,708)

Net cash provided (used) by investing activities	273	(76,375)

Cash flows from financing activities:
Net proceeds from public offerings	—	48,562
Net proceeds from issuances of common stock and exercise of stock options	403	982
Repurchases of common stock	—	(1)
Payments of obligations under capital lease	(203)	(217)
Collection of notes receivable from stockholder	19	—
Payment of notes payable	—	(171)

Net cash provided by financing activities	219	49,155

Net decrease in cash and cash equivalents	(5,694)	(19,564)
Cash and cash equivalents at beginning of period	49,329	91,932

Cash and cash equivalents at end of period	$43,635	$72,368

Supplemental disclosure of cash flow information:
Cash paid for interest	$22	$30
Cash paid for income taxes	174	—

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$263

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos,” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a leading global provider of high-performance silicon and software for interactive broadband. The Company develops and markets end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company’s solutions power DSLAMs, ONUs, concentrators, customer premise equipment, modems and residential gateways for leading network equipment manufacturers. The Company’s products have been deployed by carriers in Asia, Europe and North America. The Company believes that it can offer advanced products by continuing to push existing limits in silicon, systems and software. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables the Company to offer high-performance, high-density and low power VDSLx products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

The Company outsources all of its semiconductor fabrication, assembly and test functions, which enables it to focus on design, development, sales and marketing of its products and reduces the level of its capital investment. The Company’s customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to carriers. The Company also sells to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. The balance sheet as of December 31, 2006 is derived from the audited financial statements as of that date.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 7, 2007.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended April 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007 or for any other future period.

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

Accounting Change

In the first quarter of 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109 (“FIN 48”). See “Note 9: Income Taxes” for further discussion.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Two customers represented 39% and 29% of accounts receivable at April 1, 2007. Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006. Three customers accounted for 31%, 24% and 11%, respectively, of revenue for the period ended April 1, 2007. Three customers accounted for 32%, 26% and 24% of revenue for the three months ended April 2, 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company’s net loss and its total comprehensive loss for the three months ended April 1, 2007 and April 2, 2006 was not material and related primarily to foreign currency translation and unrealized gains on marketable securities.

Net Loss Per Share

Under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2007	April 2, 2006
Net loss	$(9,084)	$(1,439)

Weighted average shares outstanding	28,043	24,533
Weighted average unvested shares of common stock subject to repurchase	(29)	(52)

Total shares — basic and diluted	28,014	24,481

Basic and diluted net loss per share	$(0.32)	$(0.06)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Anti-dilutive securities:
Warrants to purchase common stock	2	6
Weighted average restricted stock units	1,096	12
Weighted average options to purchase common stock	3,116	3,263

	4,214	3,281

Note 2. Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	April 1, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$24,372	$107	$(12)	$24,467
Auction rate securities	31,000	—	—	31,000
Corporate bonds and notes	2,991	8	—	2,999

Total short-term investments	$58,363	$115	$(12)	$58,466

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$18,353	$—	$(19)	$18,334
Auction rate securities	41,906	69	—	41,975

Total short-term investments	$60,259	$69	$(19)	$60,309

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

Note 3. Inventories

Inventories consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Finished goods	$4,142	$4,858
Work-in-process	6,236	7,359
Purchased parts and raw materials	260	584

	$10,638	$12,801

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Software	$14,918	$14,883
Machinery and equipment	14,359	14,083
Computer equipment	5,030	4,984
Furniture and fixtures	851	850
Leasehold improvements	877	872
Construction in progress	1,570	372

	37,605	36,044
Less: Accumulated depreciation and amortization	(19,753)	(17,971)

	$17,852	$18,073

Depreciation and amortization expense for property and equipment was $1.8 million and $1.1 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $6.1 million as of April 1, 2007 and December 31, 2006. Related accumulated depreciation and amortization of these assets was $4.2 million and $4.0 million as of April 1, 2007 and December 31, 2006, respectively.

Note 5. Intangible Assets

The carrying amount of intangible assets as of April 1, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(1,721)	$4,424	4
Patents/core technology	2,000	(563)	1,437	4
Trademarks	1,000	(240)	760	5
Customer relationships	3,070	(722)	2,348	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(37)	63	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

Total acquired intangible assets	$19,109	$(10,077)	$9,032

The carrying amount of intangible assets as of December 31, 2006 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(1,286)	$4,859	4
Patents/core technology	2,000	(438)	1,562	4
Trademarks	1,000	(187)	813	5
Customer relationships	3,070	(554)	2,516	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(29)	71	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(4,609)	391	1

Total acquired intangible assets	$19,109	$(8,897)	$10,212

For the three months ended April 1, 2007, and April 2, 2006, the amortization of intangible assets was $1.2 million and $1.0 million, respectively. The estimated future amortization of purchased intangible assets as of April 1, 2007 is as follows (in thousands):

Remaining 2007	$2,338
2008	3,087
2009	2,551
2010	958
2011	98

$9,032

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 1, 2007	December 31, 2006
Accrued compensation and related benefits	$2,382	$3,601
Warranty accrual	2,381	2,774
Accrued rebates	1,430	3,586
Accrued professional fees	1,437	1,473
Restructuring	504	1,055
Accrued royalties	560	1,019
Other accrued liabilities	3,301	3,188

	$11,995	$16,696

The following table summarizes the activity related to the warranty accrual (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Balance, beginning of period	$2,774	$2,189
Accrual for warranties during the period	—	82
Usage during the period	(393)	(456)

Balance, end of period	$2,381	$1,815

Note 7. Restructuring

During the fourth quarter of 2006, the Company implemented a restructuring program of its development operations to reduce its cost structure. The restructuring plan involved reducing the Company engineering workforce by approximately 42 employees of which approximately half were from India and half were from North America. In addition, the Company closed its Canadian office and transitioned those responsibilities to the United States through a combination of relocations and hiring. The Company incurred facility related expenses in relation to the lease termination of its Canadian office. The Company expects the remaining severance and benefits and facility cost to be paid in the second quarter of 2007.

	Severance and benefits	Excess Facility	Total
Balance as of December 31, 2006	$873	$182	$1,055
Adjustment to the provision	50	(50)	—
Cash payments	(550)	(1)	(551)

Balance as of April 1, 2007	$373	$131	$504

Note 8. Stock-Based Compensation Expense

Share-based compensation expense related to all stock-based compensation awards was $3.3 million and $2.0 million for the three months ended April 1, 2007 and April 2, 2006, respectively. Valuation assumptions do not differ materially with the assumptions as reported in our Annual Report on Form 10-K filed with the SEC on March 7, 2007. Stock-option grant activity was not material for the three months ended April 1, 2007.

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (shares are in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 31, 2006	569	$15.18
Granted	834	8.22
Vested	(50)	19.03
Forfeited	(54)	15.86

Restricted stock units outstanding at April 1, 2007	1,299	10.54

The weighted average grant date fair value per restricted stock units granted was $8.22 during the three months ended April 1, 2007. The total fair values of restricted stock units that vested during the three months ended April 1, 2007 was $1 million. Our restricted stock units have vesting terms of one to four years and are scheduled to vest through 2011.

Note 9. Income Taxes

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. As a result of the implementation of FIN 48, the Company recognized no change in the liability for unrecognized tax benefits.

Included in the balance of unrecognized tax benefits as of January 1, 2007, are tax benefits of $0.1 million that, if recognized, would affect the effective tax rate and $3.0 million of benefits that would affect deferred tax assets. No amounts were recorded to the income statement as a result of the adoption of FIN 48 because the Company’s deferred tax assets have a full valuation allowance.

The Company has adopted the accounting policy that interest expense and penalties relating to income tax position are classified within the provision for income taxes. The total amount of interest and penalty recorded as of January 1, 2007 was not material.

The Company does not anticipate any significant changes within twelve months of this reporting date of its unrecognized tax benefits.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result.

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 1999 to 2006 remain open in various tax jurisdictions.

Note 10. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended April 1, 2007 and April 2, 2006 was $0.3 million and $0.2 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of April 1, 2007 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

	Capital Leases	Operating Leases	Total
Remaining 2007	$668	$1,055	$1,723
2008	820	2,187	3,007
2009	187	1,189	1,376
2010	—	664	664
2011	—	168	168

	$1,675	$5,263	$6,938

Less: Amount representing interest	(73)

Present value of minimum lease payments	1,602
Less: Current portion	(830)

Obligations under capital lease, net of current potion	$772

Purchase Commitments

The Company entered into a technology access agreement in September 2006. Under terms of the agreement, the Company agreed to pay $1.4 million for the remainder of 2007, $ 2.3 million in 2008 and $1.2 million in 2009.

As of April 1, 2007 the Company had $7.3 million of inventory purchase obligations with various suppliers.

In February 2006, the Company assumed a royalty agreement in connection with the acquisition of the network processing and ADSL assets from ADI. Under terms of the agreement, the Company agreed to pay a minimum royalty fee of $0.7 million in 2008.

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

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors, an executive officer and a former executive officer. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The lawsuit alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects. The lawsuits seek unspecified damages. The Company cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on its financial statements.

Additionally, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of these unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 11. Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into during 2001. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors provides consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. Under the Consulting Agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses. In October 2006, the agreement was amended whereby Mr. Venkatesh serves as Executive Chairman of the Company’s Board of Directors, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searches for a permanent Chief Executive Officer. As a result of the amendment, the consulting fees paid to Texan Ventures increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock. The Company paid Texan Ventures, LLC $54,000 in the three months ended April 1, 2007 and $9,000 in the three months ended April 2, 2006.

Note 12. Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Three Months Ended
	April 1, 2007	April 2, 2006
Japan	$10,442	$17,717
France	7,102	3,693
United States	3,153	478
Korea	1,894	11,379
Other	2,077	2,558

	$24,668	$35,825

Three customers accounted for more than 10% of the Company’s total revenue for three months ended April 1, 2007. Three customers accounted for more than 10% of the Company’s total revenue for the three months ended April 2, 2006.

The Company divides its products into two product families: Access and Gateway. Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence. Revenue by product family is as follows (in thousand):

	Three Months Ended
	April 1, 2007	April 2, 2006
Access	$12,663	$24,151
Gateway	12,005	11,674

	$24,668	$35,825

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) as of April 1, 2007 and December 31, 2006 was as follows (in thousands):

	April 1,	December 31,
	2007	2006
United States	$11,413	$10,776
India	2,470	2,639
Taiwan	1,702	2,125
Singapore	1,433	1,514
Other	834	1,019

	$17,852	$18,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in Part II, Item 1.A “Risk Factors” in this Quarterly Report on Form 10-Q. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. These forward-looking statements include, without limitation, our expectation that a small number of OEMs will continue to account for a substantial portion of our revenue; our existing and expected cash, cash equivalents and cash flows will be sufficient to meet our anticipated cash needs for at least the next 12 months; our belief in the effectiveness of our internal controls; our expectation that significant customer concentration in a small number of OEM customers will continue for the foreseeable future; our expectation that our foreign currency exposure will increase as our operations in India and other countries expand; and future costs and expenses and financing requirements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended December 31, 2006, contained in our Annual Report on Form 10-K filed on March 7, 2006.

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband. We develop and market end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. Our solutions power DSLAMs, ONUs, concentrators, customer premise equipment, modems and residential gateways for leading network equipment manufacturers. Our products have been deployed by carriers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSLx products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers consist primarily of original design manufacturers, or ODMs, contract manufacturers, or CMs, and original equipment manufacturers, or OEMs, who in turn sell our semiconductors as part of their product solutions to carriers. We also sell to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs.

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

In February 2006, we acquired network processing and ADSL assets from ADI (“the NPA acquisition”) for $32.7 million in cash and began deriving revenue relating to network processing and ADSL products in the same quarter. This acquisition enabled us to enter the growing residential gateway semiconductor market and diversified our product offerings, allowing us to sell into new markets worldwide. As a result of the NPA acquisition, we incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

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

On May 8, 2007, we announced the appointment of Michael A. Ricci as our new President and Chief Executive Officer starting on June 4, 2007, at which time Daniel K. Atler will step down as our interim President and Chief Executive Officer. Mr. Atler will remain as an officer of the Company and will be responsible for driving corporate development strategy. Cory J. Sindelar, who assumed Chief Financial Officer responsibilities in October 2006, will continue as our Chief Financial Officer.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, inventories, income taxes, impairment of goodwill, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2006, and have not changed materially as of April 1, 2007 with the exception of the following:

Acquisitions

For accounting purposes, we are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on the estimated fair values. As further disclosed in Note 2 to the consolidated financial statements of our Annual Report on Form 10-K for the year ended December 31, 2006, we use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (“DCF”), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets as more fully disclosed in Note 2 as previously referenced.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. We derive our discount rates from our internal rate of return based on our internal forecasts and we may adjust the discount rate giving consideration to specific risk factors of each asset. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

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

Revenue decreased by $11.2 million, or 31%, to $24.7 million in three months ended April 1, 2007 from $35.8 million in the three months ended April 2, 2006. The majority of the decrease relates to a decline in the average sales price of our product, a correction in Japan as carriers slowed orders as they lowered their existing equipment levels and a transition in Korea as carriers move to our 5th generation product platform. These decreases were partially offset by an increase in carrier demand from Europe.

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

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of Fiber Fast broadband and Gateway products. The following customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs is based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	Percentage of our revenue for three months ended
		April 1, 2007	April 2, 2006
NEC Corporation (USA)	NEC Corporation (Magnus)	31%	26%
Sagem	Sagem	24	*
Altima	Sumitomo Electric Industries	11	24
Uniquest	Dasan	*	20
Uniquest	Other	*	12

*	Less than 10%

Our products generally fall within two market-focused groups – Access and Gateway. Access includes products that we sell on the carrier infrastructure side, while Gateway includes product that sell into the digital home, which generally includes modems, integrated access devices (IADs) and residential gateways. Below is a table showing revenue by product family.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	April 1, 2007	April 2, 2006
Access	51%	67%
Gateway	49	33

The change in mix is primarily due to the addition of the Gateway products associated with the NPA acquisition. Also, while overall unit volume increased, units of VDSLx on the Access segment decreased while Gateway increased significantly. This mix change contributed to the revenue decrease in Japan.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	April 1, 2007	April 2, 2006
Japan	42%	49%
France	29	10
United States	13	1
Korea	8	32
Other	8	8

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. Revenue from France increased both in absolute dollars as well as percentage of overall revenue due to a full quarter of sales to Sagem for the three months ended April 1, 2007 as compared to the three months ended April 2, 2006 when this customer was obtained through the NPA acquisition. Revenue from the United States increased primarily as a result of an OEM building Gateway products destined for European deployment. The overall proportion of our revenue from Korea has decreased to 8% due to a delay in the receipt of follow-on orders after the initial build for product qualification for our 5th generation product.

Cost and Operating Expenses

	Three months ended
	April 1, 2007	April 2, 2006	% Change
	(in millions)
Cost of revenue	$15.3	$18.6	(18)%

Research and development	12.6	13.7	(8)

Sales, general and administrative	7.1	5.6	28

Common stock offering expenses	—	1.0	(100)

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three months ended
	April 1, 2007	April 2, 2006
Cost of revenue	62%	52%
Research and development	51	38
Sales, general and administrative	29	16

Cost of Revenue. Our cost of revenue consists primarily of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing, and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors, among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased to $15.3 million for the three months ended April 1, 2007 as compared to $18.6 million for the three months ended April 2, 2006. The decrease is primarily due to decreased sales this quarter as compared to the same period last year. Our gross margins (which we define as revenue minus cost of revenue divided by revenue) were 38% for the three months ended April 1, 2007 as compared to 48% for the three months ended April 2, 2006. The decrease in gross margins is primarily a result of a shift in mix of product sales from Access to Gateway and the introduction of additional Gateway products in Q1’06 from the NPA acquisition. Our Access products generally have a higher gross margin than Gateway products, and as Gateway products represent a higher mix of our product sales, our margins have declined.

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

Research and development expenses decreased $1.1 million, or 8%, to $12.6 million for the three months ended April 1, 2007 as compared to $13.7 million for the three months ended April 2, 2006. The decrease was primarily due to in process research and development costs of $2.9 million in the three months ended April 2, 2006 related to the NPA acquisition that were not included in the current quarter, as well as a $1.2 million decrease in testing and tape-out costs. These decreases were partially offset by increases in intellectual property costs and design tools of $1.0 million, stock-based compensation of $0.9 million, personnel expenses of $0.7 million and depreciation expense of $0.4 million.

As of April 1, 2007, we had 168 people engaged in research and development of whom 89 were located in India and 79 were located in North America. As of April 2, 2006, we had 196 people engaged in research and development of whom 105 were located in India and 91 were located in North America. The decrease in headcount is attributed to our reorganization in the fourth quarter of 2006.

Selling, general and administrative expenses. Selling, general and administrative, or SG&A, expenses increased by $1.5 million for the three months ended April 1, 2007, or 28%, to $7.1 million as compared to $5.6 million for the three months ended April 2, 2006. The increase is primarily attributable to additional personnel costs of $1.0 million, stock-based compensation expense of $0.5 million and legal fees of $0.3 million. These increases were offset by a decrease in amortization of NPA acquisition intangibles of $0.5 million. As of April 1, 2007, SG&A headcount was 83, which compares to 61 at April 2, 2006.

Common stock offering expenses. We incurred $1.0 million of common stock offering expenses in the three months ended April 2, 2006 related to the proportionate share of expenses incurred by us on behalf of the selling stockholders in our common stock offering in March 2006.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest and other expense. Interest income, net increased to $1.3 million for the three months ended April 1, 2007 as compared to $1 million for the three months ended April 2, 2006. The increase was due to interest earned on higher average cash and investment balances during the three months ended April 1, 2007 and to a lesser extent, an increase in the yield on our investments. The higher average cash and investment balance was the result of our secondary offering that occurred in March 2006. Average cash, cash equivalents and short-term investments for the three months ended April 1, 2007 was $105.9 million compared to $104.5 million for the three months ended April 2, 2006.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes, and the provision for income taxes was $0.1 million for the three months ended April 1, 2007, consistent with the three months ended April 2, 2006. Our income tax provision for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Net Loss

As a result of the above factors, we had a net loss of $9.1 million for the three months ended April 1, 2007 as compared to a net loss of $1.4 million for the three months ended April 2, 2006.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $7.5 million to $102.1 million as of April 1, 2007 as compared to $109.6 million as of December 31, 2006. This decrease was primarily due to our cash used in operating activities of $6.2 million. As of April 1, 2007, we have funded our operations primarily through cash from offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have also used cash to acquire businesses and technologies to expand our product offerings. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended April 1, 2007 and April 2, 2006:

	April 1, 2007	April 2, 2006
	(in millions)
Statements of Cash Flows Data:

Cash and cash equivalents—beginning of period	$49.3	$91.9

Net cash provided by (used in) operating activities	(6.2)	7.7
Net cash provided by (used in) investing activities	0.3	(76.4)
Net cash provided by financing activities	0.2	49.2

Cash and cash equivalents—End of period	$43.6	$72.4

Operating Activities

For the three months ended April 1, 2007, we used $6.2 million in net cash from operating activities, while incurring a net loss of $9.1 million. Included in the net loss was approximately $6.4 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $2.2 million and a decrease in accounts receivable of $0.8 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments as well as the acceptance of our 5th generation products in Japan. The decrease in accounts receivable was primarily due to more linearity of sales in the quarter. These sources of operating cash flows were offset by an increase in prepaid expenses and other assets of $2.1 million and a decrease in accounts payable and accrued liabilities of $4.3 million. The increase in prepaid expenses and other assets was primarily due to a non-trade receivable related to the NPA acquisition as well as prepaid rental fees. The decrease in accounts payable and accrued liabilities was primarily due to the payment of a $1.5 million settlement with a customer, restructuring payments totaling $0.6 million, decrease in payroll related accruals of $0.8 million and various other payments in the ordinary course of business.

For the three months ended April 2, 2006, we generated $7.7 million of net cash from operating activities, while incurring a net loss of $1.4 million. Included in the net loss was approximately $6.3 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology, purchased IPR&D and the cumulative effect of changes in accounting principles. Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $9.3 million. The increase in accounts payable and accrued liabilities related principally to inventory purchases required to support a broader product portfolio and the timing of our payments to our suppliers. These sources of operating cash flows were partially offset by a $4.5 million and a $2 million increase in accounts receivable and inventory, respectively. The increase in accounts receivable was caused primarily by the timing of our sales and subsequent collections. The increase in inventory was principally related to support our increased revenue.

Investing Activities

We generated net cash from investing activities of $0.3 million for the three months ended April 1, 2007, primarily from net sale of short-term investments of $1.9 million offset by $1.6 million in purchases of property and equipment. We used net cash of $76.4 million for the three months ended April 2, 2006, which related primarily to the NPA acquisition of $32.7 million, the net purchase of short-term investments totaling $40.8 million and purchases of property and equipment of $2.9 million. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Because we invest only in marketable securities that are believed to be highly liquid and investment grade, we believe that the purchase, maturity or sale of our investments will have no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $0.2 million for the three months ended April 1, 2007, resulting from proceeds of the exercises of employee stock options as well as payments made on capital lease obligations. Financing activities provided $49.2 million for the three months ended April 2, 2006, primarily due to the completion of our secondary offering in which we raised $48.6 million of net proceeds. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of April 1, 2007, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2007	2008 and 2009	2010 and Thereafter
Operating lease payments	$5.3	$1.1	$3.4	$0.8
Capital lease obligations	1.7	0.7	1.0	—
Inventory purchase obligations	7.3	7.3	—	—
Access to technology	4.9	1.4	3.5	—
Minimum royalty obligation	0.7	—	0.7	—

	$19.9	$10.5	$8.6	$0.8

For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements. Access to technology represents an agreement under which we have the right to use specific technology from a third party for a period of three years. Minimum royalty obligations represent minimum royalty payments with suppliers.

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We are required to apply the provisions of SFAS No. 157 beginning in 2008. We are currently evaluating the impact of adopting SFAS 157 on our financial position, operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 will be effective for the Company beginning in 2008. We are currently evaluating the impact of adopting SFAS 159 on our financial position, operations, or cash flows.

Item 3.	Quanti tative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of April 1, 2007, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of U.S. government notes and bonds, corporate notes and bonds and auction rate securities. All investments are carried at market value, which approximates cost.

As of April 1, 2007, we had cash, cash equivalents and short term investments totaling $102.1 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and short-term investments were to change by one percent, the effect would be to increase/decrease investment income by approximately $0.3 million.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Euro. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

Item 4.	Contr ols and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective.

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected.

There was no change in our internal control over financial reporting during the quarter ended April 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHE R INFORMATION

Item 1.	Legal Proc eedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The lawsuit alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects. The lawsuits seek unspecified damages. We cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on our financial statements.

In addition, from time to time, we are involved in legal proceedings and litigation arising in the ordinary course of business. We are not currently a party to any litigation or other legal proceedings that we believe would have a material adverse effect on our business, financial condition, results of operations and cash flows.

Item 1A.	Risk Factor s

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other filings with the SEC, including our Annual Report on Form 10-K for the year ended December 31, 2006 and subsequent reports on Form 8-K, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

We have a limited operating history, which makes it difficult to evaluate our business and financial prospects. While our operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter. More recently, in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Quarterly fluctuations in revenue are characteristic of our industry. And given our concentration of revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. Specifically, carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

Since inception, we have only been profitable in the third and fourth quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred losses in the past five quarters. We had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $9.1 million in our most recent quarter and have an accumulated deficit of $118.5 million as of April 1, 2007. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining reasonable cost and expense levels. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any revenue shortfall as occurred in the fourth quarter of 2006. We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. In 2006, we acquired network processor products from ADI. These products are included in our Gateway product family and generally have lower margins as compared to our Access product family. Furthermore, the product margins within our Access product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. In Japan, we experienced a shift from our Access products to our Gateway products during 2006 as some carriers have partially shifted from building out the infrastructure to adding subscribers. Because our Access products generally have higher margins than our Gateway products, we have seen margins decline over the past several quarters in this region. While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates.

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

Our Direct Customer	OEM Customer	Year Ended January 1, 2006	Year Ended December 31, 2006	Three Months Ended April 1, 2007
NEC Corporation (USA)	NEC Corporation (Magnus)	44%	23%	31%

Altima	Sumitomo Electric Industries, Ltd.	28	19	11

Sagem	Sagem	—	23	24

Uniquest	Dasan	12	11	—

Uniquest	Others	12	11	—

We expect that a small group of OEM customers, the composition of which has varied over time, will continue to account for a substantial portion of our revenue in 2007, and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of product that use our semiconductors would adversely affect our product sales and business.

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

In October 2006, our then President and Chief Executive Officer, Rajesh Vashist, was replaced as President and Chief Executive Officer and resigned from the Board of the Directors. In May 2007, we announced the appointment of a new Chief Executive Officer, Michael Ricci, to begin in early June 2007. Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel as well as the integration of new senior executives. We do not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact our customer relationships, employee morale, our ability to operate in compliance with existing internal controls and regulations and harm our business. Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers, and we are currently in the process of trying to hire a general manager. Competition for these employees is intense. Stock options, restricted stock units and other equity incentives generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

In connection with new product introductions in a given market, we release production quality code to our OEM customers. This firmware is required for our products to function as intended. If the firmware is not released in a timely manner, we may have to defer all revenue related to the semiconductors that we may have already shipped during the quarter, and therefore, cause us to miss our revenue forecast. In addition, a customer may demand a specific future software feature as part of its order. As such, we may have to delay recognition on some or all of our revenue related to that customer’s order until the future software feature is delivered. Such delays or deferrals in revenue recognition could lead to significant fluctuations in our quarterly revenue and operating results and cause us to fail to meet or exceed our quarterly revenue forecasts.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test many of our products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

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

Manufacturing defects may not be detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, we have and could continue to experience warranty and consequential damages claims from our customers. In January 2007, a significant customer notified us that they were experiencing a high defect rate on a certain product that was manufactured and shipped in the last month of fiscal 2006. On February 8, 2007, the customer submitted a claim seeking replacement parts and specified damages. We evaluated the merits of the claim, concluded it was in our best interests to resolve the matter, and on February 26, 2007, entered into a settlement agreement releasing us of all liabilities associated with this claim in exchange for a payment and providing replacement parts. The settlement was recorded as an offset to revenue and as accrued rebates within accrued liabilities in the fourth quarter of 2006. Such claims as this one or others may have a significant adverse impact on our revenue and operating results. Furthermore, if we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of, future orders and business with these OEMs. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields; and in some cases, cause production to be stopped or suspended. We have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per unit cost, shipment delays and increased expenses associated with resolving yield problems. Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. For instance, in the third quarter of 2006, we were unable to fulfill a certain amount of our customers’ orders due to difficulties in attaining acceptable yields on one of our products. While we solved the manufacturing process issue in the fourth quarter of 2006, we cannot assure you that we will be successful in improving yields on any future product or in correcting manufacturing problems with our subcontractors.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron, 0.13 micron and 0.09 micron (or 90 nanometer) geometrical processes. We are currently migrating some of our products to even smaller 65 nanometer geometrical process technology, and over time, we are likely to migrate to even smaller geometries. The smaller geometry generally reduces our production and packaging costs, which may enable us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products, to develop new and more complex quality assurance tests and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

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

We consider other companies that have access to Discrete Multi Tone (“DMT”) technology as potential competitors in the future, and we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own semiconductors. To remain competitive, we need to provide products that are designed to meet our customers’ needs. Our products must:

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

Our future success depends on our ability to develop new semiconductor products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

•	successfully integrate certain technologies acquired in acquisitions into our product lines;

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs or features;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of our products and our OEM customers’ products.

If we are unable to develop and introduce new semiconductor products successfully and in a cost-effective and timely manner, we will not be able to attract new customers or retain our existing customers, which would harm our business.

Our success is dependent upon achieving design wins into commercially successful OEM systems.

Our products are generally incorporated into our OEMs customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures in obtaining a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

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

In any potential dispute involving our patents or other intellectual property, our manufacturing subcontractors and OEM customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. In the fourth quarter of 2006, an OEM customer informed us of a potential indemnity claim against our technology. While we are still assessing the validity of the claim, it, or any future indemnity claim, could adversely affect our relationships with our OEM customers and result in substantial costs to us.

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

A substantial portion of our revenue is derived from sales into Japan, Korea and France; and our revenue has been heavily dependent on developments in these markets. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in Japan, Korea and France. For instance, a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia has cause our revenue to decline, and may prevent our revenue from returning to historical levels. While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets outside of Japan, Korea and France, and to successfully diversify our customer base could harm our business and operating results.

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

Reductions in force could interfere with our ability to achieve our business objectives and result in additional expenses in the period in which an action is executed.

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

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, impacts our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, a recent directive in the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, some of our customers selling products in Europe are demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilize a tin-lead alloy as a soldering material in the manufacturing process, we must redesign many of our products if we are to meet customer demand. This redesign may result in increased research and development and manufacturing and quality control costs. In January 2007, a customer could not get a certain number of lead free semiconductors to properly bond on the printed circuit board. We believe the lead-free substrates could have contributed to the bonding problem. In addition, given the limited experience and knowledge with the materials and processes used to manufacture lead-free parts, we may incur quality issues or production delays. Furthermore, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 87% of our revenue for the three months ended April 1, 2007 and 96% of our revenue for the year ended December 31, 2006 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Fluctuations in exchange rates between and among the Japanese yen, the Korean won, the Indian rupee, the U.S. dollar, the Singapore dollar and the Euro, as well as other currencies in which we do business, may adversely affect our operating results.

We transact business internationally. As a result, we may experience foreign exchange gains or losses due to the volatility of other currencies compared to the U.S. dollar. Our sales have been historically denominated in U.S. dollars and an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Euro. As we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. Even if we were to implement hedging strategies, not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the carriers they serve, and our California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble and test our products, and one of our subcontractor’s wafer foundries, are located in Taiwan, Singapore and Malaysia. Our customers are currently primarily located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

The closing sale price of our common stock on the Nasdaq Global Market for the period of January 1, 2006 to March 31, 2007 ranged from a low of $7.35 to a high of $24.55.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors, an executive officer and a former executive officer. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The lawsuit alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects. The lawsuits seek unspecified damages. We cannot predict the likely outcome of these lawsuits, and an adverse result could have a material effect on our financial statements.

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

As of April 23, 2007, we had approximately 28,363,896 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Item 2.	Unregistered Sales of Equ ity Securities and Use of Proceeds

None

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

S IGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: May 11, 2007	By:	/s/ DANIEL K. ATLER
Daniel K. Atler
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 11, 2007	By:	/s/ CORY J. SINDELAR
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 1, 2007

Exhibit Number	Description
10.1*	Offer letter, dated April 6, 2006, between the Registrant Dean J. Westman.

10.2*	Offer letter, dated September 8, 2006, between the Registrant and Nick Shamlou.

10.2.1*	Letter Agreement regarding Offer Letter, dated November 28, 2006, between the Registrant and Nick Shamlou.

10.3*	2007 Sales Compensation Plan for the Vice President of Worldwide Sales.

10.4*	Summary of Registrant’s 2007 Executive Bonus Program.

10.5

Letter Agreement with Michael A. Ricci dated as of May 1, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007 (File No. 000-51532).

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