Form 10-Q
period 2007-07-01
IKANOS COMMUNICATIONS
filed 2007-08-03
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 28,722,951 as of July 30, 2007.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	July 1, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$38,954	$49,329
Short-term investments	61,534	60,309
Accounts receivable, net of allowances of $188 and $149, respectively	12,420	15,140
Inventories	11,085	12,801
Prepaid expenses and other current assets	4,375	3,086

Total current assets	128,368	140,665
Property and equipment, net	16,605	18,073
Intangible assets, net	8,243	10,212
Goodwill	6,247	6,247
Other assets	916	660

	$160,379	$175,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$13,067	$14,466
Accrued liabilities	11,247	16,696
Capital lease obligations, current portion	841	818

Total current liabilities	25,155	31,980
Capital lease obligations	555	987

Total liabilities	25,710	32,967
Commitments and contingencies (Note 9)
Stockholders’ equity	134,669	142,890

	$160,379	$175,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Revenue	$25,658	$41,192	$50,326	$77,017

Costs and operating expenses:
Cost of revenues (1)	14,614	25,076	29,870	43,636
Research and development (2)	12,421	13,429	25,032	27,099
Selling, general and administrative (3)	7,027	6,131	14,141	11,695
Common stock offering expenses	—	—	—	954

Total cost and operating expenses	34,062	44,636	69,043	83,384

Loss from operations	(8,404)	(3,444)	(18,717)	(6,367)
Interest income, net	1,344	1,345	2,625	2,304

Loss before provision for income taxes	(7,060)	(2,099)	(16,092)	(4,063)
Provision for income taxes	102	110	154	223

Loss before cumulative effect of change in accounting principle	(7,162)	(2,209)	(16,246)	(4,286)
Cumulative effect of change in accounting principle, net of tax	—	—	—	638

Net loss	$(7,162)	$(2,209)	$(16,246)	$(3,648)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.25)	$(0.08)	$(0.58)	$(0.17)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.03

Net loss per share	$(0.25)	$(0.08)	$(0.58)	$(0.14)

Weighted average number of shares, basic and diluted	28,404	27,083	28,209	25,728

Includes stock-based compensation expense as follows:
(1) Cost of revenues	$62	$55	$87	$99
(2) Research and development	1,921	964	3,746	1,863
(3) Selling, general and administrative	1,510	600	2,987	1,609

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	July 1, 2007	July 2, 2006
Cash flows from operating activities:
Net loss	$(16,246)	$(3,648)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,655	2,563
Stock-based compensation expense	6,820	3,571
Amortization of intangible assets and acquired technology	1,969	3,856
Purchased in-process research and development	—	2,900
Cumulative effect of change in accounting principle	—	(638)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,720	(11,136)
Inventories	1,716	6,712
Prepaid expenses and other assets	(1,545)	134
Accounts payable and accrued liabilities	(6,857)	3,080

Net cash provided (used) by operating activities	(7,768)	7,394

Cash flows from investing activities:
Purchases of property and equipment	(2,187)	(5,741)
Purchases of investments	(31,338)	(72,478)
Maturities and sales of investments	30,035	24,122
Acquisitions, net of cash acquired	—	(32,708)

Net cash used by investing activities	(3,490)	(86,805)

Cash flows from financing activities:
Net proceeds from public offerings	—	48,562
Net proceeds from issuances of common stock and exercise of stock options	1,273	2,391
Repurchases of common stock	—	(1)
Payments of obligations under capital lease	(409)	(533)
Collection of notes receivable from stockholder	19	—
Payment of notes payable	—	(344)

Net cash provided by financing activities	883	50,075

Net decrease in cash and cash equivalents	(10,375)	(29,336)
Cash and cash equivalents at beginning of period	49,329	91,932

Cash and cash equivalents at end of period	$38,954	$62,596

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$2,373

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

The Company outsources all of its semiconductor fabrication, assembly and test functions, which enables it to focus on design, development, sales and marketing of its products and reduces the level of its capital investment. The Company’s customers consist primarily of original design manufacturers (“ODMs”), contract manufacturers (“CMs”) and original equipment manufacturers (“OEMs”), who in turn sell our semiconductors as part of their product solutions to carriers. The Company also sells to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. The condensed consolidated balance sheet as of December 31, 2006 is derived from the audited financial statements as of that date.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended July 1, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007 or for any other future period.

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

Adoption of New Pronouncements

In the first quarter of 2007, the Company adopted the Financial Accounting Standards Board (“FASB”) Interpretation No. 48, Accounting for Uncertainty in Income Taxes–An Interpretation of FASB Statement No. 109 (“FIN 48”). See “Note 8: Income Taxes” for further discussion.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 40%, 15% and 14% of accounts receivable at July 1, 2007. Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006. Four customers accounted for 29%, 20%, 18% and 17% respectively, of revenue for the three months ended July 1, 2007. Four customers accounted for 26%, 25%, 19% and 18% of revenue for the three months ended July 2, 2006. Four customers accounted for 30%, 22%, 14% and 13% of revenue for the six months ended July 1, 2007. Four customers accounted for 29%, 22%, 21% and 18% of revenue for the six months ended July 2, 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company’s net loss and its total comprehensive loss for the three and six months ended July 1, 2007 and July 2, 2006 was not material and related primarily to foreign currency translation and unrealized gains and losses on marketable securities.

Net Loss Per Share

Under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Net loss	$(7,162)	$(2,209)	$(16,246)	$(3,648)

Weighted average shares outstanding	28,446	27,113	28,251	25,758
Weighted average unvested shares of common stock subject to repurchase	(42)	(30)	(42)	(30)

Total shares – basic and diluted	28,404	27,083	28,209	25,728

Basic and diluted net loss per share	$(0.25)	$(0.08)	$(0.58)	$(0.14)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Anti-dilutive securities:
Warrants to purchase common stock	—	6	—	6
Weighted average restricted stock units	1,391	7	1,237	9
Weighted-average options to purchase common stock	2,901	3,256	3,008	3,256

	4,292	3,269	4,245	3,271

Note 2. Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	July 1, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$22,479	$6	$(20)	$22,465
Auction rate securities	32,475	—	—	32,475
Corporate bonds and notes	6,608	—	(14)	6,594

Total short-term investments	$61,562	$6	$(34)	$61,534

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$18,353	$—	$(19)	$18,334
Auction rate securities	41,906	69	—	41,975

Total short-term investments	$60,259	$69	$(19)	$60,309

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

Note 3. Inventories

Inventories consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Finished goods	$3,796	$4,858
Work-in-process	6,969	7,359
Purchased parts and raw materials	320	584

	$11,085	$12,801

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Software	$14,956	$14,883
Machinery and equipment	16,035	14,083
Computer equipment	5,091	4,984
Furniture and fixtures	851	850
Leasehold improvements	764	872
Construction in progress	483	372

	38,180	36,044
Less: Accumulated depreciation and amortization	(21,575)	(17,971)

	$16,605	$18,073

Depreciation and amortization expense for property and equipment was $1.8 million and $1.5 million for the three months ended July 1, 2007 and July 2, 2006, respectively. Depreciation and amortization expense for property and equipment was $3.7 million and $2.6 million for the six months ended July 1, 2007 and July 2, 2006, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $6.1 million as of July 1, 2007 and December 31, 2006. Related accumulated depreciation and amortization of these assets was $4.4 million and $4.0 million as of July 1, 2007 and December 31, 2006, respectively.

Note 5. Intangible Assets

The carrying amount of intangible assets as of July 1, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(2,156)	$3,989	4
Patents/core technology	2,000	(688)	1,312	4
Trademarks	1,000	(293)	707	5
Customer relationships	3,070	(889)	2,181	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(46)	54	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

Total acquired intangible assets	$19,109	$(10,866)	$8,243

The carrying amount of intangible assets as of December 31, 2006 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(1,286)	$4,859	4
Patents/core technology	2,000	(438)	1,562	4
Trademarks	1,000	(187)	813	5
Customer relationships	3,070	(554)	2,516	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(29)	71	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(4,609)	391	1

Total acquired intangible assets	$19,109	$(8,897)	$10,212

For the three months ended July 1, 2007, and July 2, 2006, amortization of intangible assets were $0.8 million and $3.4 million, respectively. For the six months ended July 1, 2007, and July 2, 2006, amortization of intangible assets were $2 million and $4.4 million, respectively. The estimated future amortization of purchased intangible assets as of July 1, 2007 is as follows (in thousands):

Remaining 2007	$1,549
2008	3,087
2009	2,551
2010	958
2011	98

$8,243

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 1, 2007	December 31, 2006
Accrued compensation and related benefits	$3,252	$3,601
Warranty accrual	1,598	2,774
Accrued rebates	1,049	3,586
Accrued professional fees	1,350	1,473
Restructuring	—	1,055
Accrued royalties	390	1,019
Other accrued liabilities	3,608	3,188

	$11,247	$16,696

The following table summarizes the activity related to the warranty accrual (in thousands):

	Six Months Ended
	July 1, 2007	July 2, 2006
Balance, beginning of period	$2,774	$2,189
Accrual for warranties during the period	363	312
Usage during the period	(1,539)	(495)

Balance, end of period	$1,598	$2,006

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

	Severance and benefits	Excess Facility	Total
Balance as of December 31, 2006	$873	$182	$1,055
Adjustment to the provision	50	(50)	—
Cash payments	(923)	(132)	(1,055)

Balance as of July 1, 2007	$—	$—	$—

Note 8. Income Taxes

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

The Company has adopted the provisions of FIN 48 as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. As a result of the implementation of FIN 48, the Company recognized no change in its liability for unrecognized tax benefits.

Included in the balance of unrecognized tax benefits as of January 1, 2007, are tax benefits of $0.1 million that, if recognized, would affect the effective tax rate and $3.0 million of benefits that would affect deferred tax assets. Future realization of such benefits is uncertain as of the date of adoption of FIN 48 because the Company’s deferred tax assets have a full valuation allowance.

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

There have been no material changes to the income tax positions, interest and penalties as of July 1, 2007.

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating and capital leases with various expiration dates through 2011. Rent expense for the three months ended July 1, 2007 and July 2, 2006 was $0.3 million. Rent expense for the six months ended July 1, 2007 and July 2, 2006 was $0.6 million and $0.5 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of July 1, 2007 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

	Capital Leases	Operating Leases	Total
Remaining 2007	$446	$764	$1,210
2008	820	2,252	3,072
2009	187	1,196	1,383
2010	—	664	664
2011	—	168	168

	$1,453	$5,044	$6,497

Less: Amount representing interest	(57)

Present value of minimum lease payments	1,396
Less: Current portion	(841)

Obligations under capital lease, net of current potion	$555

Purchase Commitments

The Company entered into a technology access agreement in September 2006. Under terms of the agreement, the Company agreed to pay $1.1 million for the remainder of 2007, $ 2.3 million in 2008 and $1.2 million in 2009.

In February 2006, the Company assumed a royalty agreement in connection with the acquisition of the network processing and ADSL assets from ADI. Under terms of the agreement, the Company agreed to pay a minimum royalty fee of $0.7 million in 2008.

In June 2007, the Company entered into a software development agreement. Under the terms of the agreement, the Company agreed to pay $0.4 million for the remainder of 2007 and $0.2 million in 2008.

As of July 1, 2007 the Company had $8.7 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors, an executive officer and a former executive officer, as well as the lead underwriters for the Company’s initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seek unspecified damages. On June 25, 2007, the defendants filed motions to dismiss the amended complaint. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements. Additionally, from time to time the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 10. Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into during 2001. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors provides consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. Under the Consulting Agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses. In October 2006, the agreement was amended whereby Mr. Venkatesh serves as Executive Chairman of the Company’s Board of Directors, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searched for a permanent Chief Executive Officer. As a result of the amendment, the consulting fees paid to Texan Ventures, LLC increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock. In June 2007, the Company hired its permanent Chief Executive Officer, Michael Ricci. At that time, Mr. Venkatesh was appointed as Chairman of the Company, and Texan Ventures, LLC will continue to receive $18,000 per month through July 2007, and $3,000 each month for August and September 2007. After September 2007, the consulting relationship is expected to end with no further payments. The Company paid or is obligated to pay Texan Ventures, LLC $54,000 for the three months ended July 1, 2007 and $9,000 for the three months ended July 2, 2006. The Company paid or is obligated to pay Texan Ventures, LLC $108,000 for the six months ended July 1, 2007 and $18,000 for the six months ended July 2, 2006.

Note 11. Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Japan	$11,799	$15,313	$22,241	$33,030
France	6,000	10,752	13,103	14,424
Korea	4,481	10,601	6,375	21,981
Other	3,378	4,526	8,607	7,582

	$25,658	$41,192	$50,326	$77,017

Four customers accounted for more than 10% of the Company’s total revenue in the three and six months ended July 1, 2007. Four customers accounted for more than 10% of the Company’s total revenue in the three and six months ended June 30, 2006.

The Company divides its products into two product families: Access and Gateway. Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence. Revenue by product family is as follows (in thousand):

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Access	$13,888	$19,406	$26,551	$43,558
Gateway	11,770	21,786	23,775	33,459

	$25,658	$41,192	$50,326	$77,017

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) as of July 1, 2007 and December 31, 2006 was as follows (in thousands):

	July 1, 2007	December 31, 2006
United States	$10,834	$10,776
India	2,235	2,639
Taiwan	1,473	2,125
Singapore	1,354	1,514
Other	709	1,019

	$16,605	$18,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In February 2006, we acquired network processing and ADSL assets from Analog Devices, Inc. (“ADI”) (“the NPA acquisition”) for $32.7 million in cash and began deriving revenue relating to network processing and ADSL products in the same quarter. This acquisition enabled us to enter the growing residential gateway semiconductor market and diversified our product offerings, allowing us to sell into new markets worldwide. As a result of the NPA acquisition, we incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

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

On May 8, 2007, we announced the appointment of Michael A. Ricci as our new President and Chief Executive Officer starting on June 4, 2007, at which time Daniel K. Atler stepped down as our interim President and Chief Executive Officer. Mr. Atler remains an officer of the Company and is responsible for driving our corporate development strategy. Cory J. Sindelar, who assumed Chief Financial Officer responsibilities in October 2006, continues as our Chief Financial Officer.

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

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2006, and have not changed materially as of July 1, 2007 with the exception of the following:

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

Revenue decreased by $15.5 million, or 38%, to $25.7 million for the three months ended July 1, 2007 from $41.2 million for the three months ended July 2, 2006. Revenue decreased by $26.7 million, or 35%, to $50.3 million for the six months ended July 1, 2007 from $77.0 million for the six months ended July 2, 2006. The majority of the decrease relates to an overall decline in volume of units sold relating to a number of factors, including a correction in Japan as carriers slowed orders as they lowered their existing equipment levels, a product transition in Korea as carriers move to our 5th generation product platform as well as some market share loss to passive optical network (“PON”) technologies, and a lower volume of ADSL modems being sold in Europe. A portion of the revenue decrease also related to a product shift in Japan from Access to Gateway products, whereby the Gateway products have roughly half the selling price of the Access products.

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

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of Fiber Fast broadband and Gateway products. The following customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

		Three Months Ended		Six Months Ended
Our Direct Customer	OEM Customer	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
NEC Corporation (USA)	NEC Corporation (Magnus)	29%	19%	30%	22%
Sagem	Sagem	20%	25%	22%	18%
Altima	Sumitomo Electric Industries	17%	18%	14%	21%
Uniquest	Dasan	10%	9%	5%	14%
Uniquest	Other	8%	17%	8%	15%

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Access	54%	47%	53%	57%

Gateway	46%	53%	47%	43%

For the three months ended July 1, 2007 as compared to the three months ended July 2, 2006, the change in mix is primarily attributed to decreased sales of our existing ADSL modem products as these products near end of life. Sagem is our largest Gateway customer and as their sales decrease as a percentage of our total sales our sales mix is affected accordingly. For the six months ended July 1, 2007 as compared to the six months ended July 2, 2006, the change in mix is primarily due to a greater decline in Access than Gateway as we experienced a product mix shift in Japan to a greater proportion of Gateway products at lower average selling prices.

Revenue by Country

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Japan	$11,799	$15,313	$22,241	$33,030
France	6,000	10,752	13,103	14,424
Korea	4,481	10,601	6,375	21,981
Other	3,378	4,526	8,607	7,582

	$25,658	$41,192	$50,326	$77,017

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. For the three months ended July 1, 2007 compared to the three months ended July 2, 2006, revenue from France decreased by $4.8 million due to lower demand from Sagem and a decision to phase out of our ADSL modem business. Revenue from Korea decreased by $6.1 million as a Korean OEM stopped manufacturing product destined for Japan in 2006 as well as losing a portion of our market share to carriers choosing to deploy PON technology instead of VDSL in 2007. Japan revenue decreased by $3.5 million as overall volumes declined.

For the six months ended July 1, 2007 compared to the six months ended July 2, 2006, revenue from Korea decreased by $15.6 million, which represents the greatest geographical decline for this period. The decrease is due to an OEM that ceased to manufacture product for carriers in Japan in 2006, a product transition to our 5th generation products in early 2007 and a loss of a portion of the market to PON technology. Japan revenue decreased by $10.8 million as overall volumes declined and as we experienced a shift from Access to Gateway products. Although France decreased in absolute dollars, France increased as percentage of overall revenue due to a full six months of sales to Sagem for the six months ended July 1, 2007 as compared to approximately four months of sales for the six months ended July 2, 2006 when this customer was obtained through the NPA acquisition.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	July 1, 2007	July 2, 2006	% Change	July 1, 2007	July 2, 2006	% Change
Cost of revenues	$14,614	$25,076	(42)%	$29,870	$43,636	(32)%
Research and Development	12,421	13,429	(8)	25,032	27,099	(8)
Sales, general and administrative	7,027	6,131	15	14,142	11,695	21
Common stock offering expenses	—	—	—	—	954	(100)

Cost and Operating Expenses as a percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 1, 2007	July 2, 2006	July 1, 2007	July 2, 2006
Cost of revenue	57%	61%	59%	57%
Research and Development	48	33	50	35
Sales, general and administrative	27	15	28	15

Cost of Revenue. Our cost of revenue consists primarily of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing, and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors, among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease our cost per unit increases which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased to $14.6 million for the three months ended July 1, 2007 as compared to $25.1 million for the three months ended July 2, 2006. The decrease is primarily due to decreased sales this quarter as compared to the same period last year. Our gross margins (which we define as revenue minus cost of revenue divided by revenue) were 43% for the three months ended July 1, 2007 as compared to 39% for the three months ended July 2, 2006. The increase in gross margins is primarily a result of selling acquired ADI inventory at no margin in 2006 and a lower amount of intangible amortization in 2007.

Cost of revenue decreased to $29.9 million for the six months ended July 1, 2007 as compared to $43.6 million for the six months ended July 2, 2006. The decrease is primarily due to decreased sales this quarter as compared to the same period last year. Our gross margins were 41% for the six months ended July 1, 2007 as compared to 43% for the six months ended July 2, 2006. The decrease in gross margins is primarily a result of a shift in mix of product sales from Access to Gateway and the introduction of additional Gateway products from the NPA acquisition partially through the first quarter of 2006. These decreases were partially offset by a lower amount of intangible amortization in 2007.

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

Research and development expenses decreased $1.0 million, or 8%, to $12.4 million for the three months ended July 1, 2007 as compared to $13.4 million for the three months ended July 2, 2006. The decrease was primarily due to a $2.1 million decrease in testing and tape-out costs and a decrease in personnel expenses of $0.6 million. These decreases were partially offset by an increase in stock-based compensation of $1.0 million and an increase in intellectual property costs and design tools of $0.7 million

Research and development expenses decreased $2.0 million, or 8%, to $25 million for the six months ended July 1, 2007 as compared to $27.1 million for the six months ended July 2, 2006. The decrease was primarily due to in process research and development costs of $2.9 million in the six months ended July 2, 2006 related to the NPA acquisition that were not included in the current period, as well as a $3.6 million decrease in testing and tape-out costs. These decreases were partially offset by increases in intellectual property costs and design tools of $1.7 million, stock-based compensation of $1.9 million and depreciation expense of $0.7 million.

As of July 1, 2007, we had 177 people engaged in research and development of whom 94 were located in India and 83 were located in North America. As of July 2, 2006, we had 223 people engaged in research and development of whom 112 were located in India and 111 were located in North America. The decrease in headcount is attributed to our reorganization in the fourth quarter of 2006.

Selling, general and administrative expenses. Selling, general and administrative, or SG&A, expenses increased by $0.9 million for the three months ended July 1, 2007, or 15%, to $7.0 million as compared to $6.1 million for the three months ended July 2, 2006. The increase is primarily attributable to additional personnel costs of $0.7 million and stock-based compensation expense of $0.9 million. These increases were offset by a decrease in amortization of NPA acquisition intangibles of $0.7 million.

SG&A expenses increased by $2.4 million for the six months ended July 1, 2007, or 21%, to $14.1 million as compared to $11.7 million for the six months ended July 2, 2006. The increase is primarily attributable to additional personnel costs of $1.7 million, stock-based compensation expense of $1.4 million and legal fees of $0.4 million. These increases were offset by a decrease in amortization of NPA acquisition intangibles of $1.1 million.

As of July 1, 2007, SG&A headcount was 88, which compares to 67 at July 2, 2006.

Common stock offering expenses. We incurred $1.0 million of common stock offering expenses in the six months ended July 2, 2006 related to the proportionate share of expenses incurred by us on behalf of the selling stockholders in our common stock offering in March 2006.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest and other expense. Interest income, net was $1.3 million for both the three months ended July 1, 2007 and July 2, 2006. Interest income, net increased to $2.6 million for the six months ended July 1, 2007 as compared to $2.3 million for the six months ended July 2, 2006.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes, and the provision for income taxes was $0.1 million for the both three months ended July 1, 2007 and July 2, 2006. The provision for income taxes was $0.2 million for both the six months ended July 1, 2007 and July 1, 2006. Our income tax provision for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Net Loss

As a result of the above factors, we had a net loss of $7.2 million for the three months ended July 2, 2007 as compared to a net loss of $2.2 million for the three months ended July 2, 2006. For the six months ended July 1, 2007 we had a net loss of $16.2 million as compared to a net loss of $3.6 million for the six months ended July 2, 2006.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $9.1 million to $100.5 million as of July 1, 2007 as compared to $109.6 million as of December 31, 2006. This decrease was primarily due to our cash used in operating activities of $7.8 million. As of July 1, 2007, we have funded our operations primarily through cash from offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have also used cash to acquire businesses and technologies to expand our product offerings. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances. The following table summarizes our statement of cash flows for the six months ended July 1, 2007 and April 2, 2006:

	July 1, 2007	July 2, 2006
	(in millions)
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of period	$49.3	$91.9
Net cash provided by (used in) operating activities	(7.8)	7.4
Net cash used in investing activities	(3.5)	(86.8)
Net cash provided by financing activities	0.9	50.1

Cash and cash equivalents—End of period	$38.9	$62.6

Operating Activities

For the six months ended July 1, 2007, we used $7.8 million in net cash from operating activities, while incurring a net loss of $16.2 million. Included in the net loss was approximately $12.4 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $1.7 million and a decrease in accounts receivable of $2.7 million. The decrease in inventory was primarily due to a higher that expected inventory balance at year end after our revenue in the fourth quarter decreased significantly compared to first three quarters of 2006. As our revenue has become more consistent and predictable, we have been able to better manage the inventory balance. The decrease in accounts receivable was primarily due to more linearity of sales during the period. These sources of operating cash flows were offset by an increase in prepaid expenses and other assets of $1.5 million and a decrease in accounts payable and accrued liabilities of $6.9 million. The increase in prepaid expenses and other assets was primarily due to a non-trade receivable related to the NPA acquisition as well as prepaid rental fees. The decrease in accounts payable and accrued liabilities was primarily due to the payment of a $1.5 million settlement with a customer, restructuring payments totaling $1.1 million, decrease in payroll related accruals of $0.4 million and various other payments in the ordinary course of business.

For the six months ended July 2, 2006, we generated $7.4 million of net cash from operating activities, while incurring a net loss of $3.6 million. Included in the net loss was approximately $12.9 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology, purchased IPR&D and the cumulative effect of changes in accounting principles. Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $3.1 million and a decrease in inventory of $6.7 million. The increase in accounts payable and accrued liabilities related principally to inventory purchases required to support a broader product portfolio and the timing of our payments to our suppliers. These sources of operating cash flows were offset by an $11.1 million increase in accounts receivable. The increase in accounts receivable and was caused primarily by the timing of our sales and subsequent collections.

Investing Activities

We used net cash in investing activities of $3.5 million for the six months ended July 1, 2007, primarily from net purchase of short-term investments of $1.3 million and $2.2 million in purchases of property and equipment. We used net cash of $86.8 million for the six months ended July 2, 2006, which related primarily to the NPA acquisition of $32.7 million, the net purchase of short-term investments totaling $48.4 million and purchases of property and equipment of $5.7 million. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Because we invest only in marketable securities that are believed to be highly liquid and investment grade, we believe that the purchase, maturity or sale of our investments will have no material impact on our overall liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $0.9 million for the six months ended July 1, 2007, resulting from proceeds of the exercises of employee stock options as well as payments made on capital lease obligations. Financing activities provided $50.1 million for the six months ended July 2, 2006, primarily due to the completion of our secondary offering in which we raised $48.6 million of net proceeds. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next 12 months. Our future capital requirements will depend on many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Although we are currently not a party to any agreement with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, we may enter into these types of arrangements in the future, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of July 1, 2007, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2007	2008 and 2009	2010 and Thereafter
Operating lease payments	$5.0	$0.8	$3.4	$0.8
Capital lease obligations	1.5	0.5	1.0	—
Inventory purchase obligations	8.7	8.7	—	—
Access to technology	4.6	1.1	3.5	—
Minimum royalty obligation	0.7	—	0.7	—
Software development agreement	0.6	0.4	0.2	—

	$21.1	$11.5	$8.8	$0.8

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of July 1, 2007, we did not hold derivative financial instruments.

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

As of July 1, 2007, we had cash, cash equivalents and short term investments totaling $100.5 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and short-term investments were to change by one percent, the effect would be to increase/decrease investment income by approximately $0.3 million.

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

Evaluation of disclosure controls and procedures

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

There was no change in our internal control over financial reporting during the quarter ended July 1, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors, an executive officer and a former executive officer, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint. We cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on our financial statements.

Additionally, from time to time we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

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

We have a limited operating history, which makes it difficult to evaluate our business and financial prospects. While our operations began in 1999, we did not begin commercial shipments of our products until the fourth quarter of 2002. Since then, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to a number of factors, many of which are not within our control. For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter. More recently, in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. Specifically, telecommunications service providers, or “carriers,” purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

Since inception, we have only been profitable in the third and fourth quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred losses in the past six quarters. We had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $16.2 million for the six months ended July 1, 2007 and have an accumulated deficit of $125.6 million as of July 1, 2007. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to decrease our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

The products we develop and sell are subject to rapid declines in average selling prices due to competitive pressures and business objectives, including lowering average selling prices in order to increase market share. We have lowered our prices significantly at times to gain market share, and we expect that we will reduce prices again in the future. Offering reduced prices to one customer could likely impact our average selling prices to all customers. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, or by reducing our cost and expenses or by developing new or enhanced products on a timely basis that bear higher selling prices.

Our product mix is subject to frequent and unexpected changes, which may impact our revenue and margin. (We define margin as revenue minus cost of revenue divided by revenue.)

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. In 2006, we acquired network processor products from Analog Devices, Inc. (“ADI”). These products are included in our Gateway product family and generally have lower margins as compared to our Access product family. Furthermore, the product margins within our Access product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. In Japan, we experienced a shift from our Access products to our Gateway products during 2006 as some carriers have partially shifted from building out the infrastructure to adding subscribers. This shift from higher to lower margin business could happen in other markets, depending upon what products carriers decide to deploy their networks or a competitive pricing situation. While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates.

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

Our Direct Customer	OEM Customer	Year Ended January 1, 2006	Year Ended December 31, 2006	Six Months Ended July 1, 2007
NEC Corporation (USA)	NEC Corporation (Magnus)	44%	23%	30%
Altima	Sumitomo Electric Industries, Ltd.	28	19	14
Sagem	Sagem	—	23	22
Uniquest	Dasan	12	11	5
Uniquest	Others	12	11	8

A small group of OEM customers historically has accounted for a substantial portion of our revenue; the composition of this group has varied, and we expect will continue to vary, over time. Further, we expect that this small group of customers will continue to account for a substantial portion of our revenue for the remainder of 2007, and in the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of product that use our semiconductors would adversely affect our product sales and business.

In addition, our relationships with some of our larger OEM customers may also deter other potential customers who compete with these customers from buying our products. To attract new customers or retain existing OEM customers, we have offered and may continue to offer certain customers favorable prices on our products. If these prices are lower than the prices paid by other existing OEM customers, we may have to offer the same lower prices to certain of these customers. In that event, our average selling prices would decline. The loss of a key customer, a reduction in sales to any major customer, or our inability to attract new significant customers in the absence of any offsetting sales would harm our business.

We have historically derived a substantial amount of our revenue from Asia; and with the NPA acquisition, a majority of our network processing revenue comes from a single customer in Europe. If we fail to diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

A substantial portion of our revenue is derived from sales into Japan, Korea and France; and our revenue has been heavily dependent on market growth in these countries. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in a very few number of specific economies. For instance, a sustained slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia has cause our revenue to decline, and may prevent our revenue from returning to historical levels. While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets other than those served by our existing customers, and diversify our customer base could harm our business and operating results.

We may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our new Chief Executive Officer, Michael Ricci, joined the company in early June 2007. Mr. Ricci asked Joshua Rom, who had been serving as Vice President of Operations, to move to a new role, Vice President of Central Engineering. He also asked Daniel Atler, who had been interim Chief Executive Officer, to stay at the company in the role of Corporate Development Officer. In addition, in June and July of 2007, we hired a new Vice President and General Counsel and new Vice President of Operations. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the company’s processes, productivity and results.

Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel as well as the integration of new senior executives. We do not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact our customer relationships, employee morale, our ability to operate in compliance with existing internal controls and regulations and harm our business. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation semiconductor products in a timely and cost-effective manner. The development of new semiconductor products is expensive, complex and time consuming. If we do not rapidly develop our next generation semiconductor products ahead of our competitors, we may lose both existing and potential customers to our competitors. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, our products would no longer be competitive. Conversely, even if we are successful in rapidly developing new semiconductor products ahead of our competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory. If any of the foregoing were to occur, then our operating results would be harmed.

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

In connection with new product introductions in a given market, we release production quality code to our OEM customers. This firmware is required for our products to function as intended. If the production-ready firmware is not released in a timely manner, we may have to defer all revenue related to the semiconductors that we may have already shipped during the quarter, and therefore, cause us to miss our revenue guidance. In addition, a customer may demand a specific future software feature as part of its order. As such, we may have to delay recognition on some or all of our revenue related to that customer’s order until the future software feature is delivered. Such delays or deferrals in revenue recognition could lead to significant fluctuations in our quarterly revenue and operating results and cause us to fail to meet or exceed our quarterly revenue guidance.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test many of our products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Currently, five wafer foundries and three outside factory subcontractors, located in Austria, Israel, Korea, Malaysia, Singapore, Taiwan and the United States, manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

In the event we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated, we use five independent wafer foundries to manufacture all of our semiconductor products, which expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend on to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. For example, in the second half of 2005 and in the first half of 2006, general market conditions in the semiconductor industry resulted in a significant increase in demand at these facilities. The demand for some of our OEM customers’ products increased significantly, and we were asked to produce significantly higher quantities than in the past and to deliver on short notice. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced our subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

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

We attempt to mitigate the capacity limitations of specific wafer foundries by designing our products in a manner that allows us to have “foundry mobility,” that is, the ability to have different foundries manufacture the same product; if the effort to achieve foundry mobility is not successful, our results could suffer due to capacity limitations of our foundries.

When we develop our products, we use design and development tools licensed from third parties. Those tools are frequently licensed to be used only at a specific foundry. One method for reducing the potential risk of manufacturing constraints is to license those tools so that we may use them at multiple foundries; this practice is referred to as “foundry mobility.” To the extent that we are able to achieve foundry mobility, we may be better able to mitigate the negative impact arising when a foundry has reduced ability to meet our manufacturing requirements. If we are unable to use multiple foundries for a product in high demand due to a lack of foundry mobility, and that limited our ability to ship product in a specific period, our results would be negatively affected.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron, 0.13 micron, 0.09 micron (or 90 nanometer) and 0.065 micron (or 65 nanometer) geometrical processes. We are currently migrating some of our products to an even smaller geometrical process technology, and over time, we are likely to migrate to even smaller geometries. The smaller geometry generally reduces our production and packaging costs, which may enable us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products, to develop new and more complex quality assurance tests and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

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

The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., STMicroelectronics N.V., Texas Instruments Incorporated, Thomson S.A., TrendChip Technologies Corp. and Aware, Inc, which companies, we believe, have experience in VDSLx, or VDSL-like, technology. We also expect to compete with, among others, Freescale Semiconductor, Inc., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp in the PON and network processing markets. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Our products are generally incorporated into our OEMs customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures in obtaining a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

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

We sell our products to some of our OEM customers through third-party sales representatives. Our relationships with some of our third-party sales representatives have been established within the last three years, most recently in China and Taiwan, and we are unable to predict the extent to which our third-party sales representatives will be successful in marketing and selling our products. Moreover, many of our third-party sales representatives also market and sell competing products. Our third-party sales representatives may terminate their relationships with us at any time, or with short notice. Our future performance will also depend, in part, on our ability to attract additional third-party sales representatives that will be able to market and support our products effectively, especially in markets in which we have not previously distributed our products. If we cannot retain our current third-party sales representatives and recruit additional or replacement third-party sales representatives, our revenue and operating results could be harmed.

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

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. With the exception of a limited number of foreign trademark registrations, we do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact nearly all of our revenue is generated outside of the United States. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

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

In any potential dispute involving our patents or other intellectual property, our manufacturing subcontractors and OEM customers could also become the target of litigation. Because we often indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. From time to time, we receive notices that customers have received potential infringement notices from third parties. For instance, in the fourth quarter of 2006, an OEM customer informed us of a potential indemnity claim against our technology. While we have not incurred any indemnification expenses as a result of notices received to date, any future indemnity claim could adversely affect our relationships with our OEM customers and result in substantial costs to us.

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate and result in volatility in the price of our common stock. An OEM customer or a carrier may decide to cancel, delay or change its product plans, which could cause us to lose or delay anticipated sales.

After we have delivered a product to an OEM customer, the OEM will usually test and evaluate our product with its carrier customer prior to the OEM completing the design of its own equipment that will incorporate our product. Our OEM customers and the carriers may take several months to test, evaluate and adopt our product and several additional months to begin volume production of equipment that incorporates our product. This entire process can take from six months to over a year to complete. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increases the risk that an OEM customer or carrier will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or carrier could cause us to not achieve anticipated revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or carrier reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, the Federal Communications Commission (FCC) in the United States, and various national and regulatory agencies, as well as the European Commission in the European Union have broad jurisdiction over our target markets. Although the laws and regulations of these and other federal or state agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

Recent changes to environmental laws and regulations applicable to manufacturers of electrical and electronic equipment are causing us to redesign our products, and may result in increases to our costs and greater exposure to liability.

The implementation of new environmental regulatory legal requirements, such as lead free initiatives, impacts our product designs and manufacturing processes. The impact of such regulations on our product designs and manufacturing processes could affect the timing of compliant product introductions as well as their commercial success. For example, the European Union banned the use of lead and other heavy metals in electrical and electronic equipment after July 1, 2006. As a result, some of our customers selling products in Europe are demanding product from component manufacturers that do not contain these banned substances. Because most of our existing assembly processes (as well as those of most other manufacturers) utilized a tin-lead alloy as a soldering material in the manufacturing process, we redesigned many of our products to meet customer demand. In January 2007, a customer could not get a certain number of lead free semiconductors to properly bond on the printed circuit board. We believe the lead-free substrates may have contributed to the bonding problem. In addition, given the limited experience and knowledge with the materials and processes used to manufacture lead-free parts, we may incur quality issues or production delays. Furthermore, the products that we manufacture that comply with the new regulatory standards may not perform as well as our current products. Moreover, if we are unable to successfully and timely redesign existing products and introduce new products that meet the standards set by environmental regulation and our customers, sales of our products could decline, which could materially adversely affect our business, financial condition and results of operations.

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

The semiconductor industry is highly cyclical and subject to rapid change and evolving industry standards and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand, excess customer inventories and accelerated erosion of prices. These factors have in the past, and could in the future cause substantial fluctuations in our revenue and in our operating results. Any downturns in the semiconductor or broadband communications industry may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause our stock price to decline.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 91% of our revenue for the six months ended July 1, 2007 and 96% of our revenue for the year ended December 31, 2006 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability, including war and terrorist acts;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions or unexpected changes in regulatory requirements;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2006 to June 30, 2007 ranged from a low of $6.89 to a high of $24.55.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors, an executive officer and a former executive officer, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint. We cannot predict the likely outcome of this litigation. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of July 30, 2007, we had approximately 28.7 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 4.	Submission of Matters to a Vote of Security Holders

Exhibit 22.1 attached hereto is incorporated by reference.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: August 3, 2007	By:	/s/ MICHAEL A. RICCI
Michael A. Ricci
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 3, 2007	By:	/s/ CORY J. SINDELAR
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 1, 2007

Exhibit Number	Description
10.1	Offer letter, dated April 6, 2006, between the Registrant Dean J. Westman. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.2	Offer letter, dated September 8, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.2.1	Letter Agreement regarding Offer Letter, dated November 28, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.3	2007 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.4	Summary of Registrant’s 2007 Executive Bonus Program. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.5	Letter Agreement with Michael A. Ricci dated as of May 1, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007 (File No. 000-51532).

10.6	Stand-Alone Stock Option Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

10.7	Restricted Stock Unit Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

22.1*	Certificate and Report of Inspection of Election.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.