Form 10-Q
period 2007-09-30
IKANOS COMMUNICATIONS
filed 2007-11-06
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 29,200,892 as of October 16, 2007.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$59,982	$49,329
Short-term investments	39,317	60,309
Accounts receivable, net of allowances of $39 and $149, respectively	12,618	15,140
Inventories	13,036	12,801
Prepaid expenses and other current assets	3,400	3,086

Total current assets	128,353	140,665
Property and equipment, net	14,882	18,073
Intangible assets, net	7,206	10,212
Goodwill	6,247	6,247
Other assets	1,699	660

	$158,387	$175,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$16,530	$14,466
Accrued liabilities	16,978	16,696
Capital lease obligations, current portion	—	818

Total current liabilities	33,508	31,980
Capital lease obligations	—	987

Total liabilities	33,508	32,967
Commitments and contingencies (Note 9)
Stockholders’ equity	124,879	142,890

	$158,387	$175,857

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Revenue	$27,275	$36,670	$77,601	$113,687

Costs and operating expenses:
Cost of revenues (1)	17,190	23,051	47,060	66,687
Research and development (2)	13,908	12,912	38,940	40,011
Selling, general and administrative (3)	6,832	5,825	20,973	17,520
Restructuring charges	3,468	—	3,468	—
Common stock offering expenses	—	—	—	954

Total cost and operating expenses	41,398	41,788	110,441	125,172

Loss from operations	(14,123)	(5,118)	(32,840)	(11,485)
Interest income, net	1,226	1,484	3,851	3,788

Loss before provision for income taxes	(12,897)	(3,634)	(28,989)	(7,697)
Provision for income taxes	70	(70)	224	153

Loss before cumulative effect of change in accounting principle	(12,967)	(3,564)	(29,213)	(7,850)
Cumulative effect of change in accounting principle, net of tax	—	—	—	638

Net loss	$(12,967)	$(3,564)	$(29,213)	$(7,212)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.45)	$(0.13)	$(1.03)	$(0.30)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.03

Net loss per share	$(0.45)	$(0.13)	$(1.03)	$(0.27)

Weighted average number of shares, basic and diluted	28,711	27,368	28,377	26,234

Includes stock-based compensation expense as follows:

(1) Cost of revenues	$38	$139	$125	$238
(2) Research and development	2,067	1,387	5,814	3,250
(3) Selling, general and administrative	1,459	1,034	4,446	2,643

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 30, 2007	October 1, 2006
Cash flows from operating activities:
Net loss	$(29,213)	$(7,212)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	5,565	4,273
Stock-based compensation expense	10,385	6,131
Amortization of intangible assets and acquired technology	3,006	7,092
Purchased in-process research and development	—	3,512
Cumulative effect of change in accounting principle	—	(638)
Loss on disposal of property and equipment	1,384	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,522	(16,643)
Inventories	(235)	3,289
Prepaid expenses and other assets	(1,353)	(586)
Accounts payable and accrued liabilities	548	14,895

Net cash provided (used) by operating activities	(7,391)	14,113

Cash flows from investing activities:
Purchases of property and equipment	(3,758)	(11,528)
Purchases of investments	(35,036)	(83,578)
Maturities and sales of investments	56,000	26,666
Acquisitions, net of cash acquired	—	(34,925)

Net cash provided (used) by investing activities	17,206	(103,365)

Cash flows from financing activities:
Net proceeds from public offerings	—	48,538
Net proceeds from issuances of common stock and exercise of stock options	1,436	2,741
Payments of obligations under capital lease	(617)	(848)
Collection of notes receivable from stockholder	19	—
Payment of notes payable	—	(520)

Net cash provided by financing activities	838	49,911

Net increase (decrease) in cash and cash equivalents	10,653	(39,341)
Cash and cash equivalents at beginning of period	49,329	91,932

Cash and cash equivalents at end of period	$59,982	$52,591

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$2,373

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos,” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a global provider of high-performance silicon and software for interactive broadband. The Company develops and markets end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables the Company to offer high-performance, high-density and low power VDSLx products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by carriers in Asia, Europe and North America.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 30, 2007 or for any other future period.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 45%, 12% and 11% of accounts receivable at September 30, 2007. Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006. Four customers accounted for 31%, 22%, 20% and 12%, of revenue for the three months ended September 30, 2007. Four customers accounted for 32%, 23%, 18% and 13% of revenue for the three months ended October 1, 2006. Four customers accounted for 30%, 21%, 17% and 12% of revenue for the nine months ended September 30, 2007. Four customers accounted for 23%, 22%, 22% and 20% of revenue for the nine months ended October 1, 2006.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company’s net loss and its total comprehensive loss for the three and nine months ended September 30, 2007 and October 1, 2006 was not material and related primarily to foreign currency translation and unrealized gains and losses on marketable securities.

Net Loss Per Share

Under the provisions of the Statement of Financial Accounting Standards (“SFAS”) No. 128, Earnings per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Net loss	$(12,967)	$(3,564)	$(29,213)	$(7,212)

Weighted average shares outstanding	28,711	27,379	28,377	26,245
Weighted average unvested shares of common stock subject to repurchase	—	(11)	—	(11)

Total shares – basic and diluted	28,711	27,368	28,377	26,234

Basic and diluted net loss per share	$(0.45)	$(0.13)	$(1.03)	$(0.27)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Anti-dilutive securities:
Warrants to purchase common stock	—	6	—	6
Weighted average restricted stock units	1,425	615	1,293	146
Weighted-average options to purchase common stock	3,108	1,313	3,043	399

	4,533	1,934	4,336	551

Note 2. Short-Term Investments

The following is a summary of the Company’s short-term investments (in thousands):

	September 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$23,187	$19	$—	$23,206
Auction rate securities	9,500	—	—	9,500
Corporate bonds and notes	6,608	3	—	6,611

Total short-term investments	$39,295	$22	$—	$39,317

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. Treasury and other U.S. government agencies	$18,353	$—	$(19)	$18,334
Auction rate securities	41,906	69	—	41,975

Total short-term investments	$60,259	$69	$(19)	$60,309

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

A significant portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified these securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital- Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believes there is a reasonable expectation of completing a successful auction within the subsequent twelve-month period. During its history of investing in these securities, the Company generally has been able to sell its holdings of these investments at its discretion. Accordingly, the Company believes that the risk of non-redemption of these investments within a year is minimal.

Note 3. Inventories

Inventories consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Finished goods	$4,397	$4,858
Work-in-process	7,469	7,359
Purchased parts and raw materials	1,170	584

	$13,036	$12,801

Note 4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Software	$12,300	$14,883
Machinery and equipment	17,821	14,083
Computer equipment	5,132	4,984
Furniture and fixtures	865	850
Leasehold improvements	773	872
Construction in progress	148	372

	37,039	36,044
Less: Accumulated depreciation and amortization	(22,157)	(17,971)

	$14,882	$18,073

Depreciation and amortization expense for property and equipment was $1.9 million and $1.7 million for the three months ended September 30, 2007 and October 1, 2006, respectively. Depreciation and amortization expense for property and equipment was $5.6 million and $4.3 million for the nine months ended September 30, 2007 and October 1, 2006, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $4.0 million and $6.1 million as of September 30, 2007 and December 31, 2006, respectively. Related accumulated depreciation and amortization of these assets was $3.7 million and $4.0 million as of September 30, 2007 and December 31, 2006, respectively.

Note 5. Intangible Assets

The carrying amount of intangible assets as of September 30, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(2,850)	$3,295	4
Patents/core technology	2,000	(813)	1,187	4
Trademarks	1,000	(347)	653	5
Customer relationships	3,070	(1,045)	2,025	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(54)	46	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

Total acquired intangible assets	$19,109	$(11,903)	$7,206

The carrying amount of intangible assets as of December 31, 2006 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(1,286)	$4,859	4
Patents/core technology	2,000	(438)	1,562	4
Trademarks	1,000	(187)	813	5
Customer relationships	3,070	(554)	2,516	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(29)	71	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(4,609)	391	1

Total acquired intangible assets	$19,109	$(8,897)	$10,212

For the three months ended September 30, 2007, and October 1, 2006, amortization of intangible assets were $1.0 million and $2.7 million, respectively. For the nine months ended September 30, 2007 and October 1, 2006, amortization of intangible assets were $3.0 million and $7.1 million, respectively. The estimated future amortization of purchased intangible assets as of September 30, 2007 is as follows (in thousands):

Remaining 2007	$643
2008	3,256
2009	2,251
2010	958
2011	98

$7,206

Note 6. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
Accrued rebates	4,082	3,586
Accrued compensation and related benefits	3,161	3,601
Restructuring	2,372	1,055
Accrued professional fees	1,426	1,473
Warranty accrual	1,106	2,774
Accrued royalties	449	1,019
Other accrued liabilities	4,277	3,188

	$16,873	$16,696

The following table summarizes the activity related to the warranty accrual (in thousands):

	Nine Months Ended
	September 30, 2007	October 1, 2006
Balance, beginning of period	$2,774	$2,189
Accrual for warranties during the period	691	312
Usage during the period	(2,359)	(547)

Balance, end of period	$1,106	$1,954

Note 7. Restructuring

Restructuring consisted of the following (in thousands):

	Severance and benefits	Excess facilities	Software tools	Total
Balance as of December 31, 2006	$873	$182	$—	$1,055
Restructuring charges	578	—	2,890	3,468
Cash payments	(923)	(132)	—	(1,055)
Asset write-off	—	—	(2,179)	(2,179)
Liability write-off	—	—	1,083	1,083
Adjustments to the provision	50	(50)	—	—

Balance as of September 30, 2007	$578	$—	$1,794	$2,372

2007 Restructuring Action

During the third quarter of 2007, the Company implemented a restructuring program to reduce its cost structure. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 16 employees, including four members of senior management. The Company expects to incur additional severance costs of $0.3 million to $0.5 million in the fourth quarter of 2007 related to this restructuring plan. The Company expects the remaining severance and benefits and software tool costs to be paid by the second quarter of 2009.

	Severance and benefits	Software tools	Total
Balance as of December 31, 2006	$—	$—	$—
Restructuring charges	578	2,890	3,468
Property and equipment write-off	—	(1,361)	(1,361)
Prepaid expenses and other current assets write-off	—	(818)	(818)
Capital lease obligations write-off	—	1,083	1,083

Balance as of September 30, 2007	$578	$1,794	$2,372

2006 Restructuring Action

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

	Severance and Benefits	Excess Facility	Total
Balance as of December 31, 2006	$873	$182	$1,055
Adjustment to the provision	50	(50)	—
Cash payments	(923)	(132)	(1,055)

Balance as of September 30, 2007	$—	$—	$—

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

Included in the balance of unrecognized tax benefits as of January 1, 2007, are tax benefits of $0.1 million that, if recognized, would affect the effective tax rate and $3.0 million of benefits that would affect deferred tax assets. Future realization of such benefits is uncertain as of the date of adoption of FIN 48 because the Company’s deferred tax assets have a full valuation allowance. There were no significant changes to any of these amounts during the first nine months of 2007.

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

There have been no material changes to the income tax positions, interest and penalties as of September 30, 2007.

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended September 30, 2007 and October 1, 2006 was $0.3 million. Rent expense for the nine months ended September 30, 2007 and October 1, 2006 was $0.9 million. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of September 30, 2007 under non-cancelable leases with original terms in excess of one year are summarized as follows (in thousands):

Operating Leases
Remaining 2007	$399
2008	1,922
2009	1,239
2010	664
2011	168

$4,392

Purchase Commitments

The Company entered into a technology access agreement in July 2007. Under terms of the agreement, the Company agreed to pay $0.4 million for the remainder of 2007, $1.9 million in 2008 and $0.5 million in 2009.

In February 2006, the Company assumed a royalty agreement in connection with the acquisition of the network processing and ADSL assets from ADI. Under terms of the agreement, the Company agreed to pay a minimum royalty fee of $0.7 million in 2008.

In June 2007, the Company entered into a software development agreement. Under the terms of the agreement, the Company agreed to pay $0.2 million for the remainder of 2007 and $0.2 million in 2008.

As of September 30, 2007 the Company had $7.4 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors, an executive officer and a former executive officer, as well as the lead underwriters for the Company’s initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seek unspecified damages. On June 25, 2007, the defendants filed motions to dismiss the amended complaint; plaintiffs opposed the motions and the matter is pending a decision by the court. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements. Additionally, from time to time the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 10. Related Party Transactions

The Company has a consulting agreement with Texan Ventures, LLC entered into during 2001. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors provides consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. Under the Consulting Agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses. In October 2006, the agreement was amended whereby Mr. Venkatesh served as Executive Chairman of the Company’s Board of Directors, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searched for a permanent Chief Executive Officer. As a result of the amendment, the consulting fees paid to Texan Ventures, LLC increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock. In June 2007, the Company hired its permanent Chief Executive Officer, Michael Ricci. At that time, Mr. Venkatesh was appointed as Chairman of the Company, and Texan Ventures, LLC continued to receive $18,000 per month through July 2007, and $3,000 each month for August and September 2007. After September 2007, the consulting relationship ended with no further payments. The Company paid or is obligated to pay Texan Ventures, LLC $24,000 for the three months ended September 30, 2007 and $9,000 for the three months ended October 1, 2006. The Company paid or is obligated to pay Texan Ventures, LLC $132,000 for the nine months ended September 30, 2007 and $27,000 for the nine months ended October 1, 2006.

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Japan	$15,409	$15,202	$37,649	$48,232
France	4,486	12,006	17,589	26,440
Korea	3,202	4,677	9,577	26,658
Other	4,178	4,785	12,786	12,357

	$27,275	$36,670	$77,601	$113,687

Four customers accounted for more than 10% of the Company’s total revenue in the three and nine months ended September 30, 2007. Four customers accounted for more than 10% of the Company’s total revenue in the three and nine months ended October 1, 2006.

The Company divides its products into two product families: Access and Gateway. Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence. Revenue by product family is as follows (in thousand):

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Access	$15,143	$16,506	$41,693	$60,064
Gateway	12,132	20,164	35,908	53,623

	$27,275	$36,670	$77,601	$113,687

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) as of September 30, 2007 and December 31, 2006 was as follows (in thousands):

	September 30, 2007	December 31, 2006
United States	$9,327	$10,776
India	2,289	2,639
Taiwan	1,344	2,125
Singapore	1,278	1,514
Other	644	1,019

	$14,882	$18,073

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of original design manufacturers, or ODMs, contract manufacturers, or CMs, and original equipment manufacturers, or OEMs, who in turn sell our semiconductors as part of their product solutions to carriers. We also sell to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue increased from $66.7 million in 2004 to $85.1 million in 2005 to $134.7 million in 2006, resulting from increased deployment of broadband services by carriers primarily in Japan and Korea and, in 2006, our expansion into the residential gateway market via the NPA acquisition. Our revenue, however, can fluctuate significantly, even on a quarterly basis. For instance, in the first quarter of 2005, our revenue decreased $6.2, million or 33%, from the fourth quarter of 2004, yet in the second quarter of 2005, our revenue increased $7.0 million, or 57%, from the first quarter of 2005. More recently, in the third quarter of 2006, our revenue declined by $4.5 million, or 11%, from the second quarter of 2006 and in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Quarterly fluctuations in revenue are a characteristic of our industry. And given our concentration of revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. Specifically, carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

On June 4, 2007, Michael A. Ricci started as our new President and Chief Executive Officer, at which time Daniel K. Atler stepped down as our interim President and Chief Executive Officer.

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

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 31, 2006, and have not changed materially as of September 30, 2007 with the exception of the following:

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

Revenue decreased by $9.4 million, or 26%, to $27.3 million for the three months ended September 30, 2007 from $36.7 million for the three months ended October 1, 2006. Revenue decreased by $36.1 million, or 32%, to $77.6 million for the nine months ended September 30, 2007 from $113.7 million for the nine months ended October 1, 2006. The majority of the decrease relates to an overall decline in volume of units sold relating to a number of factors, including an equipment correction in Japan as carriers slowed orders as they lowered their existing equipment levels, a product transition in Korea as carriers move to our 5th generation product platform as well as some market share loss to passive optical network (“PON”) technologies, and a lower volume of ADSL-based gateways being sold in Europe. A portion of the revenue decrease also related to a product shift in Japan from Access to Gateway products, whereby the Gateway products have a lower selling price than the Access products.

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

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of VDSL2-based Access and Gateway products. The following customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

		Three Months Ended		Nine Months Ended
Our Direct Customer	OEM Customer	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
NEC Corporation (USA)	NEC Corporation (Magnus)	31%	23%	30%	22%
Sagem	Sagem	20%	32%	21%	22%
Altima	Sumitomo Electric Industries	22%	18%	17%	20%
Uniquest	Various	12%	12%	12%	23%

*	less than 1%

Revenue by Product Family

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Access	$15,143	$16,506	$41,693	$60,064
Gateway	$12,132	$20,164	$35,908	$53,623

For the three months ended September 30, 2007 as compared to the three months ended October 1, 2006, the change in mix is primarily attributed to decreased sales of our existing ADSL-based Gateway products in Europe as well as our decision to phase out of our ADSL modem only business. Sagem is our largest Gateway customer and as their sales decrease as a percentage of our total sales our sales mix is affected accordingly. For the nine months ended September 30, 2007 as compared to the nine months ended October 1, 2006, the mix between Gateway and Access has remained relatively consistent. The decrease in Access sales is mainly attributed to decreased average sales price and to a lesser extent, decreased units shipped. The decrease in Gateway is attributed to a decrease in units shipped.

Revenue by Country

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Japan	$15,409	$15,202	$37,649	$48,232
France	4,486	12,006	17,589	26,440
Korea	3,202	4,677	9,577	26,658
Other	4,178	4,785	12,786	12,357

	$27,275	$36,670	$77,601	$113,687

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. For the three months ended September 30, 2007 compared to the three months ended October 1, 2006, revenue from France decreased by $7.5 million due to lower unit volume of our ADSL-based Gateway products sold to Sagem. Revenue from Korea decreased by $1.5 million as we lost a portion of our market share to carriers choosing to deploy some PON-based technology instead of VDSL in 2007.

For the nine months ended September 30, 2007 compared to the nine months ended October 1, 2006, revenue from Korea decreased by $17.1 million, which represents the greatest geographical decline for this period. The decrease is due to an OEM that ceased to manufacture product for carriers in Japan in 2006, a product transition to our 5th generation products in early 2007 and a loss of a portion of the market to PON-based technology. Japan revenue decreased by $10.6 million as overall volume declined and as we experienced a shift from Access to Gateway products, which have a lower average sales price. Revenue in France decreased $8.9 million due to lower volume shipped.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2007	October 1, 2006	% Change	September 30, 2007	October 1, 2006	% Change
Cost of revenues	$17,190	$23,051	(25)%	$47,060	$66,687	(29)%
Research and Development	13,908	12,912	8	38,940	40,011	(3)
Sales, general and administrative	6,832	5,825	17	20,973	17,520	20
Restructuring Charges	3,468	—	—	3,468	—	—
Common stock offering expenses	—	—	—	—	954	—

	Three Months Ended		Nine Months Ended
	September 30, 2007	October 1, 2006	September 30, 2007	October 1, 2006
Cost and Operating Expenses as a percentage of Total Revenue
Cost of revenue	63%	63%	61%	59%
Research and Development	51%	35%	50%	35%
Sales, general and administrative	25%	16%	27%	15%
Restructuring Charges	13%	0%	5%	0%

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

Cost of revenue decreased to $17.2 million for the three months ended September 30, 2007 as compared to $23.1 million for the three months ended October 1, 2006. The decrease is primarily due to decreased sales this quarter as compared to the same period last year. Our gross margins (which we define as revenue minus cost of revenue divided by revenue) were consistent at 37% for the three months ended September 30, 2007 and October 1, 2006.

Cost of revenue decreased to $47.1 million for the nine months ended September 30, 2007 as compared to $66.7 million for the nine months ended October 1, 2006. The decrease is primarily due to decreased sales this quarter as compared to the same period last year. Our gross margins were 39% for the nine months ended September 30, 2007 as compared to 41% for the nine months ended October 1, 2006. The decrease in gross margins is primarily the result of a $1.6 million product feasibility study with a customer that we entered into in Q3 2007, which was an offset to revenue.

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

Research and development expenses increased by $1.0 million, or 8%, to $13.9 million for the three months ended September 30, 2007 as compared to $12.9 million for the three months ended October 1, 2006. The increase was primarily due to a $1.1 million increase in testing and tape-out costs, a $0.7 million increase in stock based compensation, and a $0.3 million increase in software costs. These increases were partially offset by a decrease in personnel costs of $0.6 million and a decrease in acquired in process research and development costs related to the Doradus acquisition of $0.6 million.

Research and development expenses decreased $1.1 million, or 3%, to $38.9 million for the nine months ended September 30, 2007 as compared to $40.0 million for the nine months ended October 1, 2006. The decrease was primarily due to in process research and development costs of $3.5 million in the nine months ended October 1, 2006 related to the NPA and Doradus acquisitions that were not included in the current period, as well as a $2.4 million decrease in testing and tape-out costs. These decreases were partially offset by increases in intellectual property costs and design tools of $1.8 million, stock-based compensation of $2.6 million and depreciation expense of $0.6 million.

As of September 30, 2007, we had 193 people engaged in research and development of whom 101 were located in India and 92 were located in North America. As of October 1, 2006, we had 227 people engaged in research and development of whom 110 were located in India and 117 were located in North America.

Selling, general and administrative expenses. Selling, general and administrative, or SG&A, expenses increased by $1.0 million for the three months ended September 30, 2007, or 17%, to $6.8 million as compared to $5.8 million for the three months ended October 1, 2006. The increase is primarily attributable to additional personnel costs of $0.5 million and stock-based compensation expense of $0.4 million.

SG&A expenses increased by $3.5 million for the nine months ended September 30, 2007, or 20%, to $21.0 million as compared to $17.5 million for the nine months ended October 1, 2006. The increase is primarily attributable to additional personnel costs of $1.4 million, stock-based compensation expense of $1.8 million, depreciation expense of $0.6 million, facilities expense of $0.4 million and legal fees of $0.3 million. These increases were offset by a decrease in amortization of NPA acquisition intangibles of $1.2 million.

As of September 30, 2007, SG&A headcount was 84, which compares to 71 at October 1, 2006.

Restructuring Charges. During the third quarter of 2007, we incurred restructuring and severance expenses of $3.5 million as we outsourced our back-end physical semiconductor design process and terminated four members of senior management. The restructuring charges consist of approximately $2.9 million in contract termination costs and asset impairments and $0.6 million in severance costs. Since not all employees were communicated with prior to September 30, 2007, we expect to incur additional severance costs of $0.3 million to $0.5 million in the fourth quarter of 2007 related to this restructuring plan.

Common stock offering expenses. We incurred $1.0 million of common stock offering expenses in the nine months ended October 1, 2006 related to the proportionate share of expenses incurred by us on behalf of the selling stockholders in our common stock offering in March 2006.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, which is partially offset by interest and other expense. Interest income, net was $1.2 million for the three months ended September 30, 2007 and $1.5 million for the three months ended October 1, 2006. Interest income, net increased to $3.9 million for the nine months ended September 30, 2007 as compared to $3.8 million for the nine months ended October 1, 2006.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes, and the provision for income taxes was $0.1 million for the three months ended September 30, 2007. For the three months ended October 1, 2006, we recorded an income tax benefit of $0.1 million. The provision for income taxes was $0.2 million for the nine months ended September 30, 2007 and October 1, 2006. Our income tax provision for the remainder of 2007 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS No. 123 (revised 2004), Share Based Payment (“SFAS 123(R)”) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Net Loss

As a result of the above factors, we had a net loss of $13.0 million for the three months ended September 30, 2007 as compared to a net loss of $3.6 million for the three months ended October 1, 2006. For the nine months ended September 30, 2007 we had a net loss of $29.2 million as compared to a net loss of $7.2 million for the nine months ended October 1, 2006.

Liquidity and Capital Resources

Cash, cash equivalents and short-term investments decreased by $10.3 million to $99.3 million as of September 30, 2007 as compared to $109.6 million as of December 31, 2006. This decrease was primarily due to our cash used in operating activities of $7.3 million. As of September 30, 2007, we have funded our operations primarily through cash from offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have also used cash to acquire businesses and technologies to expand our product offerings. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances. The following table summarizes our statement of cash flows for the nine months ended September 30, 2007 and October 1, 2006:

	September 30, 2007	October 1, 2006
	(in millions)
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of period	$49.3	$91.9
Net cash provided by (used in) operating activities	(7.3)	14.1
Net cash provided by (used in) investing activities	17.2	(103.4)
Net cash provided by financing activities	0.8	50.0

Cash and cash equivalents—End of period	$60.0	$52.6

Operating Activities

For the nine months ended September 30, 2007, we used $7.3 million in net cash from operating activities, while incurring a net loss of $29.2 million. Included in the net loss was approximately $20.4 million in various non-cash expenses and charges consisting of depreciation and amortization, loss on disposal of property and equipment, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $2.5 million and an increase in accounts payable and accrued liabilities of $0.5 million. The decrease in accounts receivable was primarily due to more linearity of sales during the period. The increase in accounts payable and accrued liabilities is primary related to the timing of purchases and payments. These sources of operating cash flows were offset by an increase in prepaid expenses and other assets of $1.4 million. The increase in prepaid expenses and other assets was primarily due to prepaid rental fees.

For the nine months ended October 1, 2006, we generated $14.1 million of net cash from operating activities, while incurring a net loss of $7.2 million. Included in the net loss was approximately $20.4 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology, purchased IPR&D and the cumulative effect of changes in accounting principles. Operating cash flows also benefited from an increase in accounts payable and accrued liabilities of $14.9 million and a decrease in inventory of $3.3 million. The increase in accounts payable and accrued liabilities related principally to inventory purchases required to support a broader product portfolio and the timing of our payments to our suppliers. These sources of operating cash flows were offset by a $16.6 million increase in accounts receivable. The increase in accounts receivable and was caused primarily by an increase in the volume of our business. During the nine months ended September 30, 2006, cash receipts from customers increased to $97.0 million from $52.4 million in the same period in 2005, while cash payments to vendors and employees increased to $86.5 million from $44.7 million. These increases in both receipts and payments were due to the overall growth in our business as revenue increased from $56.5 million to $113.7 million in the same periods.

Investing Activities

We generated cash from investing activities of $17.2 million for the nine months ended September 30, 2007, primarily from the net sale of short-term investments totaling $21.0 million, offset by $3.8 million in purchases of property and equipment. We used net cash of $103.3 million for the nine months ended October 1, 2006, which related primarily to the NPA and Doradus acquisitions totaling $35.0 million, the net purchase of short-term investments totaling $56.9 million and purchases of property and equipment of $11.5 million. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Because we invest only in marketable securities that are believed to be highly liquid and investment grade, we believe that the purchase, maturity or sale of our investments will have no material impact on our overall liquidity. However, in the third quarter of 2007, $7.2 million of our auction rate securities failed to sell at auction and we believe are temporarily not liquid. We believe these investments are at fair value because the securities have reset to the maximum interest rate available, compensating us for the non-liquidity. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $0.8 million for the nine months ended September 30, 2007, resulting from proceeds of the exercises of employee stock options as well as payments made on capital lease obligations. Financing activities provided $49.9 million for the nine months ended October 1, 2006, primarily due to the completion of our secondary offering in which we raised $48.5 million of net proceeds. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of September 30, 2007, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2007	2008 and 2009	2010 and Thereafter
Operating lease payments	$4.4	$0.4	$3.2	$0.8
Restructuring payments	2.8	1.3	1.5	—
Inventory purchase obligations	7.4	7.4	—	—
Access to technology	2.8	0.4	2.4	—
Minimum royalty obligation	0.7	—	0.7	—
Software development agreement	0.7	0.5	0.2	—

	$18.8	$10.0	$8.0	$0.8

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS No. 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We are required to apply the provisions of SFAS No. 157 beginning in 2008. The adoption of SFAS No. 157 is not expected to have a material effect on our consolidated statements of financial position, operations, or cash flows.

In February 2007, the FASB issued SFAS No. 159, the Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”), which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 will be effective for the Company beginning in 2008. The adoption of SFAS No. 159 is not expected to have a material effect on our consolidated statements of financial position, operations, or cash flows.

In June 2007, the Financial Accounting Standards Board (“FASB”) ratified Emerging Issues Task Force (“EITF”) Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF Issue No. 07-3 will be effective for the Company beginning in 2008. The adoption of this EITF is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 30, 2007, we did not hold derivative financial instruments.

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

As of September 30, 2007, we had cash, cash equivalents and short term investments totaling $99.3 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and short-term investments were to change by one percent, the effect would be to increase/decrease investment income by approximately $0.3 million.

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

There was no change in our internal control over financial reporting during the quarter ended September 30, 2007, that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors, an executive officer and a former executive officer, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed the motions and the matter is pending a decision by the court. We cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on our financial statements.

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

Risks Related to Our Business

Our quarterly operating results, including revenue and expense levels, have fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication carriers’ capital spending cycles as well as other factors. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. As was widely reported in the first half of this decade, the telecommunications industry from time to time has experienced and may again experience a pronounced downturn. These downturns are characterized by decreases in product demand, excess inventories held by our customers – the original equipment manufacturers (“OEM’s”) – and their customers, the telecommunications service providers (also called “carriers”). To respond to these downturns, many carriers slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs,

As a result of the carriers slowing or ceasing their capital spending, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing. These factors have in the past, and could in the future cause substantial fluctuations in our revenue and in our operating results. Since we began shipping in volume in 2002, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to these industry cycles, which are not within our control. For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter. In the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue.

Any future downturns may be severe and prolonged, and any failure of this industry or the broadband communications markets to fully recover from downturns could harm our business. The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause our stock price to decline.

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

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to reduce our expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since inception, we have only been profitable in the third and fourth quarter of 2005. We incurred significant net losses prior to such quarters, and we incurred losses in the past six quarters. We had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $29.2 million for the nine months ended September 30, 2007 and have an accumulated deficit of $138.6 million as of September 30, 2007. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. In October 2007, we announced a business restructuring in which we decided to outsource our physical back-end layout function and in which a number of senior executives left the Company. We expect these actions to result in a $3.5 million reduction in our fiscal 2008 expenses. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue; and our operating results will be harmed.

We currently expect the semiconductor products we have already announced to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the VDSLx, GPON or network processor markets do not materialize as expected, it would harm our business. The markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

Our Direct Customer	OEM Customer	Year Ended January 1, 2006	Year Ended December 31, 2006	Nine Months Ended September 30, 2007
NEC Corporation (USA)	NEC Corporation (Magnus)	44%	23%	30%
Altima	Sumitomo Electric Industries, Ltd.	28%	19%	17%
Sagem	Sagem	—	23%	21%
Uniquest	Various	24%	22%	12%

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

We recently took steps to outsource our physical back-end semiconductor design process to a third-party. If this transition is unsuccessful we could delay release of upcoming products or incur more costs related to the design and manufacturing of our products.

In September 2007 we decided to outsource our physical back-end design process resulting in the impairment and write-off of $2.9 million in software design tools and the subsequent termination of approximately 10 employees. Loss of their knowledge and expertise may harm our development efforts, and transition to a third-party could result in production delays and increased costs. We are in the process of identifying a third-party to handle our back-end semiconductor design to perform this function for us. Securing a third-party could take longer than expected and could delay or prevent the release of future products. The number of third-parties that can provide this service is relatively small, and failure to identify one with adequate resources could result in greater costs than if we kept the process in-house. Furthermore, outsourcing could result in longer design cycles and an inefficient semiconductor design layout, resulting in an increase in manufacturing costs and a decrease in the performance of our products.

We have recently experienced a turnover in several senior management positions, and we may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our new Chief Executive Officer, Michael Ricci, joined the company in early June 2007. In addition, in June and July of 2007, we hired a Vice President and General Counsel, a new Vice President of Operations and a new Vice President of Engineering. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the company’s processes, productivity and results.

Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel as well as the integration of new senior executives. We do not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact our customer relationships, employee morale, our ability to operate in compliance with existing internal controls and regulations and harm our business. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We rely on third parties for technologies that are integrated into some of our products, including our recently announced GPON product development project, as well as memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test each of our products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Currently, five wafer foundries and three outside factory subcontractors, located in Austria, Israel, Korea, Malaysia, Singapore, Taiwan, China and the United States manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

We attempt to mitigate the capacity limitations of specific wafer foundries by licensing the technologies used to build our products in a manner that allows us to have “foundry mobility,” that is, the ability to have different foundries manufacture the same product; if the effort to achieve foundry mobility is not successful, our results could suffer due to capacity limitations of our foundries.

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

Highly complex products such as those that we offer frequently contain defects and bugs, particularly when they are first introduced or as new versions are released. In the past, we have experienced, and may in the future experience, defects and bugs in our products. These defects and bugs may originate in third party intellectual property incorporated into our products as well as in technology designed by Ikanos’ engineers. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged; and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. We currently compete or expect to compete with, among others, Broadcom Corporation, Centillium Communications, Inc., Conexant Systems, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., Texas Instruments Incorporated, Thomson S.A., TrendChip Technologies Corp. and Aware, Inc, which companies, we believe, have experience in VDSLx, or VDSL-like, technology. We also expect to compete with, among others, Freescale Semiconductor, Inc., Intel Corporation, Technovas, Broadlight, Cavium Networks, Marvell Technology Group Ltd., PMC-Sierra, Inc. and Realtek Semiconductor Corp in the PON and network processing markets. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Our revenue is dependent on the increase in demand for carrier services that use VDSLx broadband technology and integrated residential gateways. Besides VDSLx and other DMT-based technologies, carriers can decide to deploy passive optical networks, which is some times also referred to as PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a carrier decides to deploy fiber-to-the-home, our VDSL solutions are not required. For example, a major carrier in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of VDSLx solutions. If more carriers decide to use fiber-to-the-home deployments, it could harm our business.

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

Our products are generally incorporated into our OEMs customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using our products if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

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

Companies in the semiconductor industry often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ proprietary rights. While we do not believe that we are currently infringing on the proprietary rights of third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 94% of our revenue for the nine months ended September 30, 2007 and 96% of our revenue for the year ended December 31, 2006 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2006 to September 30, 2007 ranged from a low of $5.53 to a high of $24.55.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors, an executive officer and a former executive officer, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs have opposed our motions, and the matter is now pending a decision by the Court. We cannot predict the likely outcome of this litigation. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of October 16, 2007, we had approximately 29.2 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Incorporated by reference to Exhibit 22.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 3, 2007. (File No. 000-51532).

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: November 6, 2007	By:	/s/ MICHAEL A. RICCI
Michael A. Ricci
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2007	By:	/s/ CORY J. SINDELAR
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2007

Exhibit Number	Description

10.1	Offer letter, dated April 6, 2006, between the Registrant Dean J. Westman. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.2	Offer letter, dated September 8, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.2.1	Letter Agreement regarding Offer Letter, dated November 28, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.3	2007 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.4	Summary of Registrant’s 2007 Executive Bonus Program. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.5	Letter Agreement with Michael A. Ricci dated as of May 1, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007 (File No. 000-51532).

10.6	Stand-Alone Stock Option Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

10.7	Restricted Stock Unit Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

10.8	Separation and Release Agreement with Yehoshua Rom dated September 28, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 000-51532).

10.9	Separation and Release Agreement and Consulting Agreement with Daniel K. Alter dated October 1, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 000-51532).

22.1	Certificate and Report of Inspection of Election. Incorporated by reference to Exhibit 22.1 of the Registrants Quarterly report on Form 10-Q filed with the SEC on August 3, 2007. (File No. 000-51532).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.