Form 10-K
period 2007-12-30
IKANOS COMMUNICATIONS
filed 2008-02-22
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2007

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 1, 2007 (the last day of Registrant’s second quarter of fiscal 2007), was approximately $171,609,990, based upon the June 29, 2007 closing price of the Common Stock as reported on the Nasdaq Global Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of January 29, 2008, there were 29,517,961 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement for the 2008 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this prospectus, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this prospectus, regarding, among other things:

•	our limited operating history and history of losses;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	decreased demand for our semiconductors;

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	market acceptance of new products and technologies;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	the future growth of the Fiber FastTM broadband and network processing markets;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

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

You should not rely upon forward-looking statements as predictions of future events. We cannot assure you that the events and circumstances reflected in the forward-looking statements will be achieved or occur. Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Moreover, neither we, nor any other person, assume responsibility for the accuracy and completeness of the forward-looking statements. Except as required by law, we undertake no obligation to update publicly any forward-looking statements for any reason after the date of this annual report on Form 10-K to conform these statements to actual results or to changes in our expectations.

ITEM 1.	BUSINESS

The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this annual report on Form 10-K.

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband. We develop and market end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. Our solutions power Digital Subscriber Line Access Multiplexers, (DSLAMs), optical network units (ONUs), concentrators, customer premises equipment (CPE), modems and residential gateways for leading network equipment manufacturers. Our products have been deployed by carriers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique digital signal processing (DSP) algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power very-high-bit-rate digital subscriber line (VDSL and VDSL2) products. Our flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to carriers.

We offer multiple product lines including our high-performance residential gateways for distributing advanced services in the home that are targeted at customer premise equipment (CPE) for fiber, VDSLx and ADSL2+ markets; our VDSL2 access infrastructure and CPE products that are targeted at the broadband over copper market and provide transmission rates up to 100 Mbps downstream and upstream; and our ADSL/ADSL2+ PHY products that are targeted at ADSL2+ USB modems. Our product lines are designed to address different segments of the Fiber Fast broadband communications semiconductor market for both carrier networks and customer premises equipment. Carriers and OEMs choose amongst the Fusiv® family of residential gateway semiconductors based upon the services and functions they wish to provide to their customers. Moreover, carriers and OEMs choose from our multiple PHY product lines based upon many factors such as the design of carrier networks, the required performance, and the length of the copper loop between the fiber termination point and the customer premise.

Corporate Information

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

Acquisitions

In February 2006, we acquired the broadband products product line from Analog Devices, Inc. (ADI), which we refer to as the NPA acquisition, which consists of network processing and ADSLx assets, for $32.7 million in cash, including transaction costs of $1.8 million. The NPA acquisition enabled us to enter the residential gateway semiconductor market, allowing us to diversify our product offerings and sell into new markets worldwide.

In February 2008, we purchased DSL technology and related assets from Centillium Communications, Inc. for approximately $12 million in cash. The team of engineers, DSL products, technology, patents and other intellectual property will allow us to extend our market leadership as well as accelerate our digital home initiatives and next generation VDSL2 development.

Industry Background

Demand for Fiber Fast Broadband Services

The growth of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to In-Stat, a communications industry market analyst, worldwide broadband subscribers will nearly double between 2007 and 2011, growing from about 285 million in 2007 to more than 565 million by 2011. By 2011, In-Stat estimates that worldwide DSL subscribers will account for 58% of all worldwide broadband connections and that there will be over 55 million households using a fiber-to-the-home (FTTH) architecture to provide broadband access. These broadband connections will enable much faster bandwidth than dial-up access, and therefore, provide carriers with the opportunity to offer revenue-enhancing advanced services. Of the online households, the majority continued to access the Internet through dial-up connections. Dial-up connections provide transmission rates of up to 56 Kbps, allowing for basic applications such as e-mail and low bandwidth Internet access. Comparatively, the households accessing the Internet through broadband connections were utilizing first generation broadband, such as DSL, ADSL or cable modems, for faster downloading of data. We believe that typical first generation broadband transmission rates are 1 Mbps downstream and 256 Kbps upstream, which limit users to sending and receiving emails with attachments utilizing low-bandwidth Internet access and some multi-media applications. Today, we believe consumers and businesses are increasingly demanding access to advanced digital media, video, communications and interactive broadband applications, including:

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

In order to deliver triple play and interactive services, carriers are increasingly offering customers residential gateway equipment that implements some or all of the following key functions:

•	Wide area network PHY: VDSLx, ADSLx, FTTx;

•	Voice over IP (VoIP);

•	Internet protocol (IP) routing;

•	Local area networking (LAN), such as Ethernet, 802.11a,b,g,n, and Home Networking;

•	Quality of Service (QoS);

•	Connectivity for external devices like printers, USB drive, hard disk drive (HDD); and

•	Network security.

According to Infonetics Research, worldwide IP-based DSLAMs VDSLx ports are estimated to grow from 10.0 million in 2007 to 29.4 million in 2010, and VDSLx modems and gateways are estimated to grow from 2.5 million units in 2007 to 12.9 million units in 2010.

The Ikanos Solution

We are a leading developer and provider of highly programmable semiconductors that enable Fiber Fast broadband services over telephone companies’ existing copper lines as well as residential gateways in the home. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our network processors are used in triple play gateways for the digital home, and offer high-performance, integrated VoIP, wireless and DSL, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

Our products are incorporated in communications systems that are deployed by carriers in their infrastructure, as well as in the home to enable subscribers to access data, voice and video. We offer highly programmable products that support the multiple international standards used in Fiber Fast broadband deployments worldwide, including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+, as well as network processing semiconductors. Our Residential gateway processors come in multiple modes—physical layer agnostic and physical layer integrated fashion. Our physical layer agnostic gateway processors are geared to handle gigabit passive optical networks (GPON) and ethernet passive optical networks (EPON) fiber to the home interfaces and provide wire speed switching performance for FTTH deployments.

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

High-performance network processing. The delivery of high-quality video and other triple play services requires a high-performance residential gateway to process the digital data streams that travel in both the upstream and downstream directions from the subscriber’s home. Common data processing functions include routing of IP based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality. Our products include high-performance network processing semiconductors that are designed to perform residential gateway functions at rates of up to 200 Mbps, which is equal to the rates of our VDSL2 PHY solutions and 1 Gbps on the Local Area Network (LAN) side. We believe the combination of our high-performance network processing products and our broad range of VDSLx and ADSL2+ PHY solutions provides us a competitive advantage.

Key Benefits of Our Technology for Our Customers

Enabling the delivery of advanced digital media, video, communications and interactive broadband applications. Our PHY solutions provide Fiber Fast transmission rates of up to 100 Mbps downstream and upstream. These transmission rates enable carriers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming and game hosting and VoIP, as well as traditional telephony services.

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

Proven technology. To date, we have shipped products to enable well over 35 million DSL ports. Our solutions are already deployed or in field testing at several leading carriers worldwide such as Belgacom, France Telecom, Hanaro-Telecom, KDDI Corp., Korea Telecom Corp., KPN International, Nippon Telegraph And Telephone East Corp., Nippon Telegraph And Telephone West Corp., Softbank BroadBand, Swisscom and Telecom Italia (France). Our OEM customers and the carriers they serve conduct extensive system-level testing and field qualification of a new semiconductors generally over a six to 18 month period to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: Alcatel-Lucent, Dasan Networks, Inc., Innomedia, Inc., Millinet Co., Ltd., Motorola, Inc., NEC Corporation, Sagem Communications, Softbank BB Corporation, Sumitomo Electronic Industries, Ltd., Ubiquoss ISP, and ZyXEL Communications, Inc.

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

Continue to pursue acquisitions, strategic partnerships and joint ventures. We intend to continue to pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in February 2006, we completed the NPA acquisition, which we believe enabled us to become a leading developer and provider of residential gateway semiconductors.

Leverage our technology capabilities to pursue new market opportunities. We have developed expertise in technologies that are key to Fiber Fast broadband, including analog and mixed-signal semiconductor design, digital signal processing, advanced-signal processing algorithms, firmware and software. We also have expertise in developing and designing high-performance network processing semiconductors and related software that enables us to integrate key residential gateway functions into a single chipset that consists of multiple semiconductors. We plan to further extend our technology expertise by devoting engineering resources to research and development in analog and mixed-signal, digital signal and network processing as well as by exploring potential technology acquisition opportunities. We intend to use our core technologies and establish partnerships to develop new complementary products that incorporate additional functionality to our current semiconductors to expand our addressable market.

Expand our geographic presence. We have sales presence in Europe, Japan, Korea, Taiwan (also serving China) and the United States. We intend to continue to expand our sales team, technical support organization and third-party sales channels to broaden our customer reach on a global basis. Particularly, we intend to achieve growth in key countries such as Belgium, Canada, China, Germany, Italy, The Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom and the United States. We believe that such geographic expansion provides significant potential for additional long-term growth for our company.

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

Our products are generally located at both ends of the copper line. DSLAMs and concentrators, which are located in the carrier infrastructure, use semiconductors from the Access product family. Residential gateways and modems, which are located at the subscriber’s premise, use semiconductors from our Gateway product family.

Access Infrastructure Markets

Carrier networks generally connect to their customers through fiber followed by copper lines. The fiber termination point can be located in the carrier central office (Fiber to the Exchange), in a remote terminal in the field (Fiber to the Remote—FTTR or Fiber to the Node—FTTN), or inside or just outside a large building (Fiber to the Building—FTTB) and in a home (Fiber to the Home—FTTH, in which case the in-home distribution may or may not be over copper lines). Such markets are collectively referred to as FTTx and the growth in these markets is fueled by carriers pushing their fiber capabilities deeper into their infrastructure and closer to the end user.

As carriers extend fiber closer to the customer, the length of the copper line shortens. With copper lines of 3,000 feet or shorter, carriers can provide Fiber Fast transmission rates over existing copper lines. Carriers have been increasing the deployment of fiber and bringing it closer to the customer. However, we believe that deploying fiber directly to the customer can be cost prohibitive and time consuming. By providing Fiber Fast transmission rates over existing copper lines, carriers enable the provisioning of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming and game hosting and VoIP, as well as traditional telephony services.

As the length of the copper loop between the fiber termination point and the end-user grows, the bandwidth that is available on this copper loop decreases. Various versions of ADSL (ADSL, ADSL2, ADSL2+ — henceforth ADSLx) are currently the predominant technologies worldwide to deploy broadband using existing copper lines for such longer loop applications. Standards-based ADSLx transmission rates currently range up to 25 Mbps downstream and 2 Mbps upstream, with many subscribers typically achieving transmission rates of up to 1 Mbps downstream and 256 Kbps upstream. With the advent of the VDSL2 standards, we believe that carriers that are looking to upgrade their infrastructure will consider VDSL2 products that offer similar performance in longer loops as ADSLx products, and significantly higher performance in shorter loops. Additional criteria for carrier selection may be the capability to work with deployed ADSLx CPE, which can potentially ease the carrier’s upgrade to VDSL2 technology.

Our multi-mode central office (CO) access infrastructure products enable carriers to quickly and cost-effectively offer triple play services. The Access products comply with a broad range of international standards, support both Ethernet and ATM connectivity and fully complement carriers’ fiber deployments by leveraging existing copper infrastructure. We believe that this product line offers the industry’s best performance with the lowest power consumption and the highest port density.

Access Infrastructure Products

Fx™ Family

The Fx family of multi-mode (VDSL2, VDSL, ADSL2+, ADSL2, ADSL per port) products enable carriers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform and offer up to 100/100 Mbps performance. These products utilize fifth generation technology and consist of an 8-port DSP engine, a 4-port Analog Front End, a 4-port Integrated Front End and a 2-port, 20.5 dBm line driver. These chipsets are targeted for CO equipment (DSLAMs, ONUs and other broadband concentrators) and are compliant to all mandatory features of the VDSL2 (G.993.2) standard.

•

Fx100100-5 chipsets are targeted for triple play, IPTV deployments from multi-dwelling unit and remote terminals that require up to 100 mbps in the downstream and up to 100 mbps in the upstream and up to 48-port line card density. The chipsets support all VDSL2 profiles and are optimized for 30 MHz of spectrum operation to offer 100/100 mbps performance.

•

Fx10050-5 chipsets are targeted for triple play, IPTV deployments from remote terminals and central offices that require up to 100 mbps in the downstream and up to 50 mbps in the upstream and up to 48-port line card density. The chipsets support all 8, 12 and 17 MHz profiles and are optimized for 17.6 MHz of spectrum operation to offer 100/50 mbps performance.

SmartLeap™ Family

The SmartLeap family of multi-mode products utilize up to 12MHz of spectrum, providing highly dense solutions with up to 60Mbps downstream and 30Mbps upstream performance. They are used in up to 48-port line cards for multi-mode systems and can interoperate with deployed VDSL2, VDSL, ADSL2+ and ADSL modems on a per port basis thus enabling system vendors to develop a single system for worldwide applications. These chipsets are targeted for VDSL2 and VDSL based Broadband Access Concentrators, Remote Units, Mini-RAMs, ATM and IP DSLAMs.

•	SmartLeap 9400 chipsets are targeted for multi-mode VDSLx DSLAM line cards and concentrators with up to 24 port density.

•	SmartLeap 9450 chipsets are targeted for multi-mode VDSLx DSLAM line cards and concentrators with up to 48 port density.

Reference Platforms

•

The FasTrack™ Reference System is a versatile, programmable platform that allows equipment vendors to rapidly and cost-effectively develop an array of fiber-based systems and broadband products and is available in many different versions that is based on the chipset used and the geographic region at which the platform is targeted.

Software Features

•

Ikanos Programmable Operating System™ (iPOS) integrates a Real-time Operating System (RTOS) kernel and management Application Programming Interfaces (APIs) that enable equipment vendors to easily tailor chipsets to specific application requirements and is applicable to Multi-mode Central office, MDU and Remote Terminal DSLAM deployments.

•

Single Ended Loop Testing (SELT) and Dual Ended Loop Testing (DELT) capabilities are designed to help service providers roll out new broadband services quickly and reliably. This advanced and innovative software offers loop qualification and characterization capabilities for estimating loop capacity, length, and mixed gauges and detecting bridged taps, and loop termination. In addition, the software measures signal-to-noise-ratio (SNR) and generates loop noise profiles. This software is applicable to Multi-mode CO DSLAM, MDU and Remote Terminal deployments.

•

Ikanos’ RRA™ (Rapid Rate Adaptation) is an automated, intelligent solution allowing service providers to enhance link robustness, reliability and availability under severe and time-varying noise environments. RRA is an advanced technology that minimizes disconnections and subsequent retrains on the DSL link in the presence of sudden, large wideband noise changes.

Gateway Markets

Customers demand a wide array of services from their broadband providers. They want VoIP telephony, IPTV, wireless connectivity, Personal Video Recorder (PVR) services, security, file and photo sharing, gaming and a host of other advanced offerings. But carriers face a significant challenge delivering triple-play offerings. Not only is there a greater need for bandwidth, but carriers also need to provide an end-user device that has the processing power to handle triple-play offerings while managing their operating expenses.

We believe that the Residential Gateway is poised to become the centerpiece of the digital home. Whether the access infrastructure is copper, fiber, or wireless, the residential gateway must have adequate bandwidth to distribute triple play applications, with appropriate security and other functionality. As each carrier rolls out higher bandwidth services, they are moving to residential gateways from simple modems. As IPTV and other services grow, VDSL2 and PON infrastructure deployment have begun to pick up to meet increasing bandwidth requirements. iSuppli projects that within the next five years, the number of VDSL and FTTH subscribers will grow from 10 million at the end of 2006 to more than 120 million by the end of 2011.

Our Fusiv gateway processors enable carriers to efficiently and cost-effectively deliver triple-play services to the residential, small office/home office and small to medium enterprise markets. These processors utilize Ikanos’ unique distributed architecture, which includes multiple accelerator processors that offload switching, routing and other tasks from the host central processing unit. As a result, we provide 2.7 GHz of network processing power for combined advanced services including but not limited to VoIP, PVR, multi-mode DSL and security, while supporting best-in-class QoS and wire speed performance across all LAN and WAN interfaces.

Our Gateway products are primarily targeted at the residential gateway market, but may also be utilized in adjacent applications including but not limited to routers and security appliances for small and medium enterprises, analog telephone adapters and small IP-based private branch exchanges, or PBXs.

Gateway Products

Fusiv Vx Family

Fusiv Vx products are incorporated in customer premises equipment including VoIP gateways, integrated access devices, residential gateways, routers and IP-based PBXs. The Fusiv architecture utilizes a distributed processing model using a central RISC engine and accelerator processors to provide wire-speed packet processing performance.

•

Fusiv Vx150 gateway processor provides an integration of voice, signal and network protocol processing on a single chip, targeted at a broad range of residential gateway and small and medium enterprise (SME) gateway products. The Fusiv Vx150 has an on chip digital signal processor (DSP)/voice engine for handling up to four channels of full-chain voice. This processor is targeted at the residential gateway and Voice over Internet Protocol (VoIP) analog telephone adapters (ATA) gateway applications.

•

Fusiv Vx155 gateway processor provides an integration of voice, signal and network protocol processing on a single chip for developing triple play gateways. The Vx155 can be used in a variety of topologies such as PON, DSL, WiMAX or Ethernet for WAN; Wifi, Ethernet, MOCA, HPNA or PLC for LAN. The Fusiv Vx155 has an on chip DSP/voice engine for handling up to four channels of full-chain VoIP. Fusiv architecture integrates a general purpose RISC processor and several programmable accelerator processors (APUs) to create a high performance distributed processor architecture. This processor is targeted at data gateway, VoIP and data gateway, triple play gateway and FTTH residential gateway applications.

•

Fusiv Vx160 ADSL residential gateway processor offers a high-performance, fully integrated, cost-effective solution for carriers. The Fusiv Vx160 supports ADSL2+/ADSL, VoIP, DSPs and network processing capability. Fusiv architecture integrates a general purpose RISC processor and several programmable accelerator processors to offload the main processor, the Fusiv Vx160 meets the growing requirements of the residential gateway market. This processor is targeted at ADSL2+ residential gateway applications.

•

Fusiv Vx170 gateway processor, with 2.7 GHz of processing power, drives gigabit packet processing and enables integrated security, voice and wire speed QoS, making it an ideal choice for meeting the emerging requirements of next-generation FTTH. Used in FTTH deployments, this product can support next-generation services such as IPTV, video on demand and online gaming.

•

Fusiv Vx180 single chip, multi-mode VDSL2 gateway processor provides 2.7 GHz of processing power, VoIP, multi-mode DSL and security, while supporting best-in-class QoS and wire speed performance. The Vx180 integrated VDSL2 gateway processor for FTTB and FTTN deployments is designed to enable the development of a high performance, integrated residential gateway platform for triple-play applications. This processor is targeted at VDSL2 residential gateways and VDSL2 small office/home office (SoHo)/SME gateways.

•

Fusiv Vx200 gateway/SME processor provides on-chip voice processing, built-in security engine for IPSec enabled data and voice, and supports networking operations at ethernet wire speeds. This processor is targeted at Security Gateways, and SoHo/SME gateways applications.

FxS™ Family

FxS chipsets are incorporated into equipment located at the customer premises, also referred to as Subscriber Located Equipment (SLE), or the Optical Network Terminal (ONT), and are integral to the delivery of Fiber Fast broadband services. FxS chipsets provide multi-mode VDSLx PHY connectivity using existing copper lines at transmission rates of up to 100 Mbps downstream and upstream;

•	Fx100100S-5: 100/100 VDSLx (profile 8a,b,c,d/12a,b/17a/30a) and ADSLx applications for Customer Premises Equipment (CPE).

•	Fx10050S-5: 100/50 VDSLx (profile 8a,b,c,d/12a,b/17a) and ADSLx applications for Customer Premises Equipment (CPE).

CleverConnect™

CleverConnect chipsets are incorporated into the equipment located at the customer premises. CleverConnect chipsets provide VDSLx PHY connectivity.

•	CleverConnect CC600: 60/30 VDSLx (profile 8a,b,c,d/12a,b) for Customer Premises Equipment (CPE) applications.

Eagle®

Eagle chipsets are incorporated into the ADSL / ADSL2 / ADSL2+ Modem equipment located at the customer premises.

•	Eagle IV: ADSL/ADSL2/ADSL2+ USB bus powered modem applications.

Software

•

Ikanos Programmable Operating System™ (iPOS) integrates a Real-time Operating System (RTOS) kernel and management Application Programming Interfaces (APIs) that enable equipment vendors to easily tailor platforms to specific application requirements.

•	The Ikanos Linux based middleware includes full voice chain, and microcode for the Fusiv Accelerator Processors, routing, bridging, NAT, Firewall and QoS over Ethernet, xDSL and Wireless interfaces.

Gateway Reference Systems

The Ikanos Reference Systems allow equipment vendors to rapidly and cost-effectively develop an array of fiber-based and broadband (ADSLx, VDSLx) products, and address numerous markets:

•	FasTrack Reference System (SmartLeap and Fx based)

•	VDSL2 Gateway Reference Platform with 802.11n WLAN (Fusiv Vx180 based)

FTTH Residential Gateway Reference Platform with 802.11n WLAN (Fusiv Vx170 based)

VDSLx Residential Gateway Platform (Vx155 & Fx based)

•	ADSL2+ Residential Gateway Platform (Vx160 based)

•	Residential Gateway/SME Platforms (Vx150, Vx200 or Vx155 based)

•	ADSL/ADSL2/ADSL2+ USB Modem (Eagle IV based)

Customers and Carriers

Customers

The markets for systems utilizing our products and services are mainly served by large OEMs, ODMs and CMs. We work directly with OEMs to understand their requirements and the requirements of the carriers they serve to provide the OEMs with semiconductors that can be qualified for use within the carriers’ networks. Below is the list of our OEM customers who have purchased at least $1.0 million of our products directly from us, through a CM or a sales representative identified during the year ended December 30, 2007.

OEM customer	CM or sales representative, if any
Alcatel-Lucent	tbp electronics Belgium nv, Flextronics
Dasan Networks, Inc.	Uniquest Corporation
Innomedia, Inc.	—
Millinet Co., Ltd.	Uniquest Corporation
Motorola, Inc.	—
NEC Corporation	—
Sagem Communications	—
Softbank BB Corporation	—
Sumitomo Electronic Industries, Ltd.	Altima Corporation, Paltek Corporation
Ubiquoss ISP	Uniquest Corporation
ZyXEL Communications, Inc.	—

In 2007, NEC Corporation accounted for 29%, Sagem Communications accounted for 20%, Uniquest Corporation accounted for 11%, and Altima accounted for 12% of our revenue. In 2006, Sagem Communications accounted for 23%, NEC Corporation accounted for 23%, Uniquest Corporation accounted for 22% and Altima accounted for 19% of our revenue. In 2005, NEC Corporation accounted for 44%, Uniquest Corporation accounted for 24% and Altima accounted for 28% of our revenue.

Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 67% in 2007, 70% in 2006 and 98% in 2005.

Carriers

We work directly with various major carriers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the carriers’ networks. Our OEM customers have sold products that include our semiconductors to major carriers, including:

•	Belgacom (Belgium);

•	France Telecom (France);

•	Hanaro-Telecom (Korea);

•	Korea Telecom Corp. (Korea);

•	KPN International (The Netherlands);

•	Nippon Telegraph & Telephone Corporation (Japan);

•	Softbank BroadBand (Japan);

•	Swisscom (Switzerland);

•	Reliance Communications (India); and

•	Telecom Italia (France).

Our Service and Support for Customers and Carriers

To accelerate design and development of our OEM customers’ systems and the qualification and mass deployment of our technology, we have a customer engineering team and a field application engineering team. These customer engineers and field application engineers work closely with the OEMs as well as directly with the carriers. Customer engineers have expertise in hardware, software and have access to the various expertise within our company to ensure proper service and support for our OEM customers and the carriers.

Our service and support involves multiple stages beginning with the carriers’ evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the carriers’ performance and other requirements.

In parallel, our engineers help our OEM customers with the design and review of their system designs. Our application engineers and field application engineers help the OEM engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software codes and other documentation. By doing this, we assist our OEM customers and the carriers they serve in meeting their deployment requirements. Once the hardware incorporating our chipset solutions is built by the OEMs, we work closely with the OEMs’ engineers to integrate our software into the OEMs’ systems through site visits and extensive field-testing with the carriers. This entire cycle may take six to eighteen months depending upon the region, carrier requirements and deployment plans.

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

We market and sell our products worldwide through a combination of direct sales and third-party sales representatives. We utilize sales representatives to expand the impact of our sales team. We have strategically located our sales personnel, field applications engineers and sales representatives near our major customers in Japan, Korea, Taiwan (serving Taiwan and China), Europe and the United States.

Our marketing teams focus on our product strategy and management, product development road maps, product pricing and positioning, new product introduction and transition, demand assessment, competitive analysis and marketing communications and promotions. Our marketing teams are also responsible for ensuring that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, operations and sales groups, as well as our OEM customers and sales representatives.

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSLx or VDSL-like technology, PON and network processing markets, we currently compete or expect to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp., Teknovus, Thomson S.A., and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development, but nonetheless we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

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

Our VDSLx/CO and VDSLx/CPE products utilize DMT line coding technology. Starting in June 2003, DMT was globally adopted for VDSL2 by three standards committees. In North America, by Committee T1E1.4 (now known as NIPP-NAI) of the Alliance for Telecommunications Industry Solutions (ATIS is accredited by the American National Standards Institute (ANSI)), and worldwide by both the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunications Union (ITU-T). In May 2005, the VDSL2 standard was consented by the ITU-T and in February 2006 the standard was approved. The VDSL2 standard represents an advance in capability over the VDSL standard and defines a series of “profiles” for high-speed DMT-based transmission in both the upstream and downstream directions for a variety of deployment models.

VDSL and VDSL2 are the highest-rate forms of DSL technology available today and can enable Fiber Fast broadband services using existing copper lines. VDSL2 transmits aggregate data at rates of 60 Mbps and over for a reach of 3,000 feet. At lower transmission rates, VDSL2 also offers longer reach of up to 15,000 feet. VDSL and VDSL2 are significantly faster than alternative DSL technologies and enable carriers to provide revenue enhancing multiple services to respond to competitive and industry pressures from cable operators and other carriers. We provide a portfolio of products which support some or all of the following standards: VDSL2, VDSL, ADSL2+, ADSL2 and ADSL.

Our networking processor products have high-performance packet processing capacity and implement a broad suite of protocol functionality, VoIP and networking security. These products are capable of up to 2 Gbps packet processing throughput. This complements our high-performance PHY products to accommodate the requirements of triple play and interactive services, and provides carriers the scalability and flexibility to add additional broadband applications in the future.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related software. We have experienced engineers who have significant expertise in Fiber Fast broadband and network processing technologies. These areas of expertise include communication systems, system architecture, digital signal and network processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and carriers. As of December 30, 2007, we had 184 persons engaged in research and development, of whom 95 are employed in Bangalore and Hyderabad, India and 89 in North America. Our research and development expenses were $51.1 million in 2007 as compared to $53.7 million in 2006 and $28.4 million in 2005.

Operations

Semiconductor Fabrication

We do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for our own usage. By owning some of the test equipment, we gain some cost benefits and assurance of capacity. We depend on third-party subcontractors to manufacture, package and test the products. By outsourcing manufacturing, we are able to substantially avoid the cost associated with owning and operating a captive manufacturing facility. This allows us to focus efforts on the design and marketing of the products. We currently outsource all semiconductor wafer manufacturing to Taiwan Semiconductor Manufacturing Company, Austriamicrosystems AG, Silterra Malaysia Sdn Bhd., Tower Semiconductor Ltd, and NXP Semiconductors. We work closely with the foundries to forecast on a monthly basis the manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that the fabless manufacturing approach provides the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of the products to those subcontractors that offer the best capability at an attractive pricing. Nevertheless, because we do not have formal, long-term pricing agreements with any of the subcontracting partners, the wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with the foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

Our products are shipped from the third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and then fully tested. We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors, including Advanced Semiconductor Engineering, Inc. in Taiwan and Malaysia, United Test and Assembly Center Ltd. in Singapore and STATSChipPAC Ltd. in Singapore and Korea. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our semiconductors for ease of testability, further reducing production costs.

Quality Assurance

Our quality assurance program begins with the design and development process. Our designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to be manufactured. We pre-qualify each of the subcontractors and conduct periodic quality audits. We closely monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards. In August 2006, we were certified to ISO9001 standards.

Environmental Regulation

We are also focusing on managing the environmental impact of the products. The manufacturing flow at all the subcontractors used by us are registered to ISO14000, the international standard related to environmental management. We believe that the products are compliant with the Restriction of Hazardous Substance (RoHS) directives and that materials will be available to meet these emerging regulations.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, contractual provisions and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants, and through other security measures.

As of December 30, 2007, we held a total of 49 issued patents in the US and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates are generally 2019 and beyond. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. Ikanos Communications, Ikanos, the Ikanos logo, SmartLeap, Eagle, Fusiv, CleverConnect, Ikanos Programmable Operating System, Fx, FxS, VLR, FasTrack, RRA and Fiber Fast are among the trademarks or registered trademarks of Ikanos.

Employees

As of December 30, 2007, we had a total of 281 full-time employees, of whom 184 were involved in research and development, 12 in operations, and 85 in sales and marketing, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

Backlog

Our sales are made pursuant to short term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that the purchase orders are not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 21, 2008:

Name	Age	Position
Michael Ricci	53	President and Chief Executive Officer
Cory Sindelar	39	Chief Financial Officer
Shekhar Khandekar	51	Vice President, Operations and Corporate Quality
Noah Mesel	47	Vice President and General Counsel
Nick Shamlou	47	Vice President, Worldwide Sales and Customer Engineering

There are no family relationships among any of our directors and executive officers.

Michael A. Ricci has served as our President and Chief Executive Officer since June 2007. Mr. Ricci comes to Ikanos from JDS Uniphase Corp., where he was a senior vice president and general manager of the Optical Communications Group. Previously, Mr. Ricci served as a vice president and general manager at Intel Corporation’s Communications Group. During his five year tenure there, he led the Business Development Group, the Optical Products Group and the Telecom Products Division. Prior to Intel, Mr. Ricci served in executive management roles at Level One Communications and Advanced Micro Devices, Inc. Mr. Ricci holds a bachelor’s degree in Electrical Engineering from Stanford University.

Cory J. Sindelar has served as our Chief Financial Officer since October 2006. Mr. Sindelar joined Ikanos in September 2006 as Vice President of Finance. Prior to joining Ikanos, Mr. Sindelar served as Director of Finance and Accounting at EMC Corporation, an information infrastructure solutions company. Mr. Sindelar was the Vice President, Corporate Controller and Principal Accounting Officer of Legato Systems, Inc., a software company from December 2000 until October 2003, at which time it was acquired by EMC Corporation. Prior to joining EMC/Legato, Mr. Sindelar served as Senior Manager at PricewaterhouseCoopers LLP, a global assurance and business advisory firm in San Jose, California. Mr. Sindelar holds a B.S.B.A in Accounting from Georgetown University.

Shekhar Khandekar has served as our Vice President of Operations and Corporate Quality since July 2007. Prior to joining Ikanos, Mr. Khandekar was vice president of assembly operations at JDSU Corp., where he managed worldwide assembly operations for optical communications products as well as global quality assurance. Before JDSU, he was vice president of quality and reliability assurance for PMC-Sierra Inc., and held several key positions at Intel Corp., Level One Communications, Compaq Computer Corp. and Texas Instruments. He earned a B.S. in Electrical Engineering from the University of Indore in Indore, India, and a Master’s of Science from Northwestern University.

Noah D. Mesel has served as our Vice President and General Counsel since June 2007 and human resources in September 2007. He previously served as general counsel at Legato Systems and Riverstone Networks, and was corporate counsel at Lucent Technologies, supporting their global outsourcing business unit. Mr. Mesel was an attorney at the Palo Alto law firm Wilson Sonsini Goodrich & Rosati from 1989 to 1998. He holds a J.D. from the University of Virginia School of Law and a B.A. in Political Science and Literature from Claremont McKenna College.

Nicholas Shamlou has served as our Vice President of Worldwide Sales and Customer Engineering since September 2006. Prior to joining Ikanos, Mr. Shamlou served as Vice President of Asia sales at Broadcom Corporation and as representative director for Broadcom Japan KK. Mr. Shamlou held several key positions at Motorola Inc., including director of sales for the Semiconductor Products Sector (SPS) Japan, director of Asia sales for the SPS-Imaging and Entertainment Division and director of global sales for the SPS-Advanced Digital Consumer Division. Mr. Shamlou earned a B.S. degree in Electrical Engineering from the University of Florida.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, and in our other filings with the SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. As was widely reported in the first half of this decade, the telecommunications industry experienced, and may again experience, a pronounced downturn. These downturns are characterized by decreases in product demand and excess inventories held by our customers, OEMs, and their customers, the telecommunications service providers (also called “carriers”). To respond to these downturns, many carriers slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs.

As a result of the carriers slowing or ceasing their capital spending, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which can adversely impact the quarterly demand for our products, even when deployment rates may be increasing. These factors have in the past, and could in the future cause substantial fluctuations in our revenue and in our operating results. Since we began shipping in volume in 2002, our quarterly revenue and operating results have varied significantly and are likely to continue to vary from quarter to quarter due to these industry cycles, which are not within our control. For example, in the first quarter of 2005, our revenue decreased by $6.2 million, or 33%, from the preceding quarter, but then increased by $7.0 million, or 57%, in the following quarter. In the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Furthermore, as a general trend, capital spending by carriers tends to be flat in the first calendar quarter of the year. Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue.

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

Since inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past eight quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. In addition, we had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $33.3 million for the year ended December 30, 2007 and have an accumulated deficit of $142.6 million as of December 30, 2007. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

We recently completed a purchase of certain DSL assets from Centillium Communications, and if we are not successful in integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

In February 2008, we completed the acquisition of DSL assets from Centillium Communications, Inc. Through this acquisition, we added approximately 30 employees, acquired Centillium’s DSL business, including nearly 60 patents and patent applications, and assumed responsibility for filling orders and supporting installed products with customers principally in Japan and Europe. This acquisition, and the associated integration of people, technology and customers, has taken a considerable amount of management’s time and may require further effort. The revenue of the acquired business has been highly concentrated among a limited number of customers, some of which were Ikanos customers prior to the acquisition. If our efforts to integrate people and technology, if we are unable to retain the newly acquired customers, or if this acquisition negatively impacts our relationship with our current customers, our financial results could be adversely affected.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to continue to pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in 2006, we completed the NPA acquisition. This transaction consumed significant management attention, added to our expenses and used $32.7 million in cash. In January 2008, we announced the purchase of certain DSL assets from Centillium for approximately $12.0 million in cash. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur substantial debt. Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue; and our operating results will be harmed.

We currently expect the semiconductor products we have already announced to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the xDSL, GPON or network processor markets do not materialize as expected, it would harm our business. The markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. Our modem only products within the Gateway product family generally have lower margins as compared to our Access product family. Furthermore, the product margins within our Access product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates.

Because we depend on a few significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We derive a substantial portion of our revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following customers accounted for more than 10% of our revenue for any one of the years indicated. We have indicated the OEM customer based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	2005	2006	2007
NEC Corporation (USA)	NEC Corporation (Magnus)	44%	23%	29%
Altima	Sumitomo Electric Industries, Ltd.	28%	19%	12%
Sagem Communications	Sagem Communications	—	23%	20%
Uniquest	Various	24%	22%	11%

A small group of OEM customers historically has accounted for a substantial portion of our revenue; the composition of this group has varied, and we expect will continue to vary, over time. Further, we expect that this small group of customers will continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on carrier demand for our OEM customers’ systems products. Accordingly, a reduction in growth of carrier deployment of product that use our semiconductors would adversely affect our product sales and business.

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

We have historically derived a substantial amount of our revenue from Asia and a majority of our network processing revenue comes from a single customer in Europe. If we fail to further diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

A substantial portion of our revenue is derived from sales into Japan and France; and our revenue has been heavily dependent on market growth in these countries. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in a very few number of specific economies. For instance, a slow down in growth of fiber extension over copper and broadband over copper subscribers in Asia has caused our revenue in that market to decline, and may prevent that revenue stream from returning to historical levels. While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets other than those served by our existing customers, and diversify our customer base could harm our business and operating results.

Since June 2007, we experienced a turnover in several senior management positions, and we may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our Chief Executive Officer, Michael Ricci, joined the company in early June 2007. In addition, in June and July of 2007, we hired a General Counsel, a Vice President of Operations and a Vice President of Engineering. Also in January 2008, our Vice President and General Manager of Gateway Products Group resigned. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the Company’s processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee moral. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We rely on third parties for technologies that are integrated into some of our products, including our memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test each of our products, and our failure to secure and maintain sufficient capacity with these subcontractors could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Currently, five wafer foundries and three outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan and the United States, manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

As indicated above, our use of five independent wafer foundries to manufacture all of our semiconductor products exposes us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

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

If our subcontractors’ manufacturing facilities do not achieve satisfactory quality or yields, our relationships with our customers and our reputation will be harmed, our revenue, gross margin and operating results could decline.

Manufacturing defects may not be always detected by the testing process performed by our subcontractors. If defects are discovered after we have shipped our products, we have and could continue to experience warranty and consequential damages claims from our customers. In January 2007, a significant customer notified us that they were experiencing a high defect rate on a certain product that was manufactured and shipped in the last month of 2006. In February 2007, we entered into a settlement agreement releasing us of all liabilities associated with this claim in exchange for a payment and providing replacement parts. The settlement was recorded as an offset to revenue and as accrued rebates within accrued liabilities in the fourth quarter of 2006. Such claims as this one or others may have a significant adverse impact on our revenue and operating results. Furthermore, if we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of, future orders and business with these OEMs. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

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

Highly complex products such as those that we offer frequently contain defects (commonly referred to as “bugs”), particularly when they are first introduced or as new versions are released. In the past, we have experienced, and may in the future experience, defects or bugs in our products. These defects or bugs may originate in third party intellectual property incorporated into our products as well as in technology designed by Ikanos’ engineers. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged; and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSLx or VDSL-like technology, PON and network processing markets, we currently compete or expect to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp., Teknovus, Thomson S.A. and TrendChip Technologies Corp. We expect competition to continue to increase.

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

Our revenue currently is dependent upon the increase in demand for carrier services that use xDSL broadband technology and integrated residential gateways. Besides VDSLx and other DMT-based technologies, carriers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a carrier decides to deploy fiber-to-the-home, our VDSL solutions are not required. For example, a major carrier in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of VDSLx solutions. If more carriers decide to use fiber-to-the-home deployments, it could harm our business.

Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the Fiber Fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

We recently took steps to outsource our physical back-end semiconductor design process to a third-party. If this transition is unsuccessful, we could delay the release of upcoming products or incur more costs related to the design and manufacturing of our products.

In September 2007, we decided to outsource our physical back-end design process resulting in the impairment and write-off of $2.9 million in software design tools and the termination of approximately 15 employees. Loss of their knowledge and expertise may harm our development efforts, and transition to a third-party could result in production delays and increased costs. Furthermore, outsourcing our back-end semiconductor design could result in longer design cycles and an inefficient semiconductor design layout, resulting in an increase in manufacturing costs and a decrease in the performance of our products.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as the Committee T1E1.4 (now known as NIPP-NAI) of the Alliance for Telecommunications Industry Solutions (ATIS is accredited by the American National Standards Institute (ANSI)), and worldwide by both the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunications Union (ITU-T). Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our cost.

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. With limited exceptions, we do not currently have any applications on file in any foreign jurisdictions with respect to our intellectual property notwithstanding the fact nearly all of our revenue is generated outside of the United States. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to ours, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and we are not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

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

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, as well as the European Commission in the European Union, along with the U.S. Federal Communications Commission have broad jurisdiction over our target markets. Although the laws and regulations of these and other federal or state agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

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

If we do not maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of Sarbanes-Oxley. There is a risk that neither we, nor our independent registered public accounting firm, will be able to conclude that our internal control over financial reporting is effective as required by Section 404 of Sarbanes-Oxley. In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by Sarbanes-Oxley for compliance with the requirements of Section 404. Effective internal controls, particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our stock could drop significantly.

We are highly dependent on manufacturing, development and sales activities outside of the United States; and as our international manufacturing, development and sales operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 94% of our revenue for the year ended December 30, 2007 and 96% of our revenue for the year ended December 31, 2006 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Fluctuations in exchange rates between and among the Euro, the Indian rupee, the Japanese yen, the Korean won, the Singapore dollar and the U.S. dollar, as well as other currencies in which we do business, may adversely affect our operating results.

We maintain extensive operations internationally. We have large offices in Bangalore and Hyderabad, India and other offices in France, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Japanese yen, the Korean won, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars; if recent trends were to change, an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

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

Several of our subcontractors’ facilities that manufacture, assemble and test our products, and four of our subcontractor’s wafer foundries, are located in Malaysia, Singapore and Taiwan. Our customers are currently primarily located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Our investments in marketable securities may experience a permanent decline in value, which would require us to recognize a charge and adversely affect our operating results.

Our marketable securities portfolio, which totals $26.0 million at December 30, 2007, includes auction rate securities of $7.2 million (at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded a temporary impairment within other comprehensive income (loss), a component of stockholders’ equity, of approximately $0.2 million at December 30, 2007 related to these auction rate securities. Although we believe that the decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be permanent, which would result in a loss being recognized in our statement of operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2006 to December 30, 2007 ranged from a low of $5.25 to a high of $24.55.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions were heard on January 16, 2008. As of the time this annual report was filed, the matter was pending a decision by the Court. We cannot predict the likely outcome of this litigation. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition, cash flows and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of January 29, 2008, we had approximately 29.5 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

In the future, we intend to issue additional shares to our employees, directors or consultants, and may issue shares in connection with corporate alliances or acquisitions, as well as in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock.

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

Facilities

Our headquarters are located at 47669 Fremont Boulevard, Fremont, California. We lease approximately 74,500 square feet of space under our lease agreements expiring in April 2011. We also lease approximately 28,600 square feet of space in Bangalore, and 18,400 square feet in Hyderabad, India. We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate expansion of our operations. In addition to our headquarters, we lease office space in Tokyo, Japan, Seoul, Korea, Taipei, Taiwan and Singapore.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions were heard on January 16, 2008. As of the time this filing, the matter was pending a decision by the Court. We cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on our financial statements.

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

No stockholder votes took place during the fourth quarter of 2007.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the Nasdaq Global Market under the symbol “IKAN”. The following tables sets forth the high and low sales prices of our common stock as reported on the Nasdaq Global Market for the periods indicated.

	High	Low
2006:
First quarter	$24.97	$14.20
Second quarter	$20.83	$12.06
Third quarter	$15.72	$9.00
Fourth quarter	$12.02	$7.23

2007:
First quarter	$9.45	$7.31
Second quarter	$8.30	$6.70
Third quarter	$7.90	$5.50
Fourth quarter	$6.97	$5.21

As of January 29, 2008, there were approximately 483 holders of record of our common stock.

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

Sale of Unregistered Securities

For the three years ended December 30, 2007, we issued 177,380 shares of unregistered common stock to Sam Heidari.

We claimed exemption from registration under the Securities Act for the issuance of securities in the transaction described above by virtue of Section 4(2) and/or Regulation D promulgated thereunder as a transaction not involving any public offering. The purchaser of the unregistered securities for which we relied on Regulation D and/or Section 4(2) was an accredited investor as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchaser represented that he intended to acquire the securities for investment only and not with a view to the distribution thereof and that he either received adequate information about us or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions. The recipient either received adequate information about us or had adequate access, through their relationships with us, to information about us.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the Nasdaq Stock Market (U.S.) Index, and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the Nasdaq Stock Market (U.S.) Index and the Philadelphia Semiconductor Index from the date of our initial public offering on September 22, 2005 through December 30, 2007. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	22-Sep-05	01-Jan-06	02-Jul-06	31-Dec-06	01-Jul-07	30-Dec-07
Ikanos Communications	$100	$123	$127	$72	$63	$45
Philadelphia Semiconductor Index	$100	$105	$97	$102	$110	$89
Nasdaq Stock Market (U.S.)	$100	$105	$103	$115	$123	$126

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$29,045	$66,676	$85,071	$134,685	$107,467
Cost and operating expenses:
Cost of revenue(1)	28,677	40,215	39,281	81,352	63,264
Research and development(1)	21,419	21,732	28,439	53,733	51,056
Selling, general and administrative(1)	8,841	13,299	15,532	25,082	27,398
Restructuring charges	—	—	—	1,691	3,661
Common stock offering expenses	—	—	—	954	—

Total costs and operating expenses	58,937	75,246	83,252	162,812	145,379

Income (loss) from operations	(29,892)	(8,570)	1,819	(28,127)	(37,912)
Interest income, net	22	106	1,218	4,970	4,942

Income (loss) before income taxes	(29,870)	(8,464)	3,037	(23,157)	(32,970)
Provision for income taxes	—	—	295	280	294

Income (loss) before cumulative change in accounting principle	(29,870)	(8,464)	2,742	(23,437)	(33,264)
Cumulative effect of change in accounting principle, net of tax(2)	—	—	—	638	—

Net income (loss)(3)(4)	$(29,870)	$(8,464)	$2,742	$(22,799)	$(33,264)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(43.16)	$(5.59)	$0 .14	$(0.88)	$(1.16)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02	—

Net income (loss) per share(5)(6)	$(43.16)	$(5.59)	$0.14	$(0.86)	$(1.16)

Weighted average number of shares	692	1,515	19,002	26,627	28,626

Diluted net income (loss) per share:(6)
Prior to cumulative effect of change in accounting principle, net of tax	$(43.16)	$(5.59)	$0.13	$(0.88)	$(1.16)
Cumulative effect of change in accounting principle, net of tax	—	—	—	0.02	—

Net income (loss) per share(5)(6)	$(43.16)	$(5.59)	$0.13	$(0.86)	$(1.16)

Weighted average number of shares	692	1,515	21,161	26,627	28,626

(1)	Amounts include stock-based compensation as follows:

	Year Ended
	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007

Cost of revenue	$74	$40	$271	$267	$271
Research and development	2,415	1,054	3,832	4,920	7,917
Selling, general and administrative	3,154	3,876	4,120	4,471	5,686

(2)	The cumulative effect of the change in accounting principle arises from the adoption Statement of Financial Accounting Standards No. (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)).

(3)	Net income for 2006 and 2007 included stock-based compensation expense under SFAS 123(R) of $9.7 million and $13.9 million, respectively. Because we implemented SFAS 123(R) as of January 2, 2006 using the modified prospective transition method, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 11. Stock-Based Compensation” to the consolidated financial statements included in this report.

(4)	Net income for 2006 includes acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions.

(5)	Net income (loss) per share have been retroactively adjusted to give effect to our September 20, 2005, 1-for-12 reverse stock split.

(6)	The basic and diluted net loss computation exclude potential shares of common stock issuable upon conversion of convertible preferred stocks and exercise of options and warrants to purchase common stock when their effect would be antidilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	December 28, 2003	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007

	(In thousands)
Balance Sheet Data:
Cash, cash equivalents and short-term investments	$11,236	$25,428	$93,920	$109,638	$83,972
Working capital	8,919	18,297	95,627	108,685	89,047
Total assets	20,758	42,031	125,595	175,857	153,156
Debt and capital lease obligations	1,835	2,695	1,964	1,805	—
Convertible preferred stock	84,963	101,633	—	—	—
Total stockholders’ equity (deficit)	(73,999)	(76,685)	103,976	142,890	124,933

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in Part I, Item 1.A “Risk Factors” in this annual report on Form 10-K. Generally, the words “anticipate”, “expect”, “intend”, “believe” and similar expressions identify forward-looking statements. These forward-looking statements include, without limitation, our expectation that a small number of OEMs will continue to account for a substantial portion of our revenue; our existing and expected cash, cash equivalents and cash flows will be sufficient to meet our anticipated cash needs for at least the next twelve months; our belief in the effectiveness of our internal controls; our expectation that significant customer concentration in a small number of OEM customers will continue for the foreseeable future; our expectation that our foreign currency exposure will increase as our operations in India and other countries expand; and future costs and expenses and financing requirements. The forward-looking statements made in this Form 10-K are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this annual report on Form 10-K.

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

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of ODMs, CMs and OEMs, who in turn sell our semiconductors as part of their product solutions to carriers. We also sell to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $85.1 million in 2005, $134.7 million in 2006 and $107.5 million in 2007. Our revenue can fluctuate significantly, even on a quarterly basis. For instance, in the first quarter of 2005, our revenue decreased $6.2, million or 33%, from the fourth quarter of 2004, yet in the second quarter of 2005, our revenue increased $7.0 million, or 57%, from the first quarter of 2005. In the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. Quarterly fluctuations in revenue are a characteristic of our industry. And given our concentration of revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. Specifically, carriers purchase equipment based on expected deployment and OEMs may occasionally manufacture equipment at rates higher than equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

In February 2006, we acquired network processing and ADSL assets from ADI for $32.7 million in cash and began deriving revenue relating to network processing and ADSL products in the same quarter. This acquisition enabled us to enter the growing residential gateway semiconductor market and diversified our product offerings, allowing us to sell into new markets worldwide. As a result of this acquisition, we incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

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

In February 2008, we purchased the DSL technology and related assets from Centillium Communications, Inc. for approximately $12 million in cash. The team of engineers, DSL products, technology, patents and other intellectual property will allow us to extend our market leadership as well as accelerate our digital home initiatives and next generation VDSL2 development.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, inventories, income taxes, impairment of goodwill, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

The performance of our semiconductor products is reliant upon firmware. Accordingly, revenue from the sale of semiconductors is recognized in accordance with Emerging Issues Task Force Issue No. (EITF) 03-05, Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable. In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments.

Marketable Securities

We account for our marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

Acquisitions

We are required to allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on the estimated fair values. We use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

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

Accounting for Impairment of Goodwill

During the fourth quarter of 2007, we assessed the fair value of the goodwill that resulted from the NPA acquisition for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. Based on our annual impairment test performed for 2007, we concluded that there was no impairment of goodwill. However, there can be no assurance that we will not incur charges for impairment of goodwill in the future, which could adversely affect our earnings.

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical volatilities of our stock price and that of our peer group. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future; our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. (SAB) 107, Share-Based Payment. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

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

Revenue decreased by $27.2 million, or 20%, to $107.5 million in 2007 from $134.7 million in 2006. The majority of the decrease relates to an overall decline in volume of units sold relating to a number of factors, including an equipment correction in Japan as carriers slowed orders as they lowered their existing equipment levels, a product transition in Korea as carriers move to our 5th generation product platform as well as some market share loss to PON technologies and a lower volume of ADSL-based gateways being sold in Europe. A portion of the revenue decrease also related to a product shift in Japan from Access to Gateway products, whereby the Gateway products have a lower selling price than the Access products.

Revenue for 2006 was $134.7 million as compared to $85.1 million for 2005, an increase of $49.6 million, or 58%. The majority of the increase in 2006, or $38.1 million, relates to products acquired in the NPA acquisition. Revenue from our VDSLx semiconductors increased by $11.5 million, or 13%, in this timeframe due to an increase in the number of port shipments as a result of continued demand of VDSLx based products by carriers in primarily Asia and Europe, offset by a decrease in average selling prices per port of such semiconductors. The decrease in average selling prices was due to a overall price declines as well as a shift in the product mix as carriers began to deploy more subscriber or residential located equipment, which typically have lower selling prices than products installed into carrier networks and the central office, and as carriers outside of Japan deployed lower bandwidth solutions, which also generally have lower selling prices as compared to our 100/100 Mbps solutions. The increase in our revenue was the result of increased port shipments offset by slight decreases in average selling prices per port.

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

Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of Fiber Fast broadband solutions and Gateway products. The following direct customers accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs is based on information that we receive at the time of ordering.

Direct Customer	OEM Customer	2007	2006	2005
NEC Corporation (USA)	NEC Corporation (Magnus)	29%	23%	44%
Sagem Communications	Sagem Communications	20	23	—
Altima	Sumitomo Electric Industries	12	19	28
Uniquest	Various	11	22	24

Revenue by Country as a Percentage of Total Revenue

	2007	2006	2005
Japan	48%	42%	72%
France	23	24	2
Korea	11	22	24
Other	18	12	2

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. For the year ended December 30, 2007 compared to the year ended December 31, 2006, revenue from Korea decreased by $17.8 million, which represents the greatest geographical decline for this period. The decrease is due to an OEM that ceased to manufacture product for carriers in Japan in 2006, a product transition to our 5th generation products in early 2007 and a loss of a portion of the market to PON-based technology. Although Japan revenue increased as a percentage of total revenue, it decreased by $5.4 million in absolute dollars as overall volume declined and as we experienced a shift from Access to Gateway products, which have lower average sales price. Revenue in France decreased $8.0 million due to lower volume shipped, mainly attributed to decreased gateway sales. In 2006, we added a significant customer in Europe as a result of our NPA acquisition, which resulted in the change in mix between 2006 and 2005.

Revenue by Product Family as a Percentage of Total Revenue

	2007	2006	2005
Access	58%	53%	82%
Gateway	42	47	18

For 2007 as compared to 2006, the decline in Gateway revenue exceeded the decline in Access revenue, resulting in Access being a greater percentage of revenue. Gateway revenue was lower in Europe and Korea in 2007 as compared to 2006. The change in mix between 2006 and 2005 is due to the addition of the gateway products from ADI as well as an increase in the number of VDSLx CPE semiconductors sold.

Cost and Operating Expenses

				% Change
	2007	2006	2005	2007/2006	2006/2005
	(In millions)
Cost of revenue	$63.3	$81.4	$39.3	(22)%	107%
Research and development	51.1	53.7	28.4	(5)	89
Sales, general and administrative	27.4	25.1	15.5	9	62
Restructuring charges	3.7	1.7	—
Common stock offering expenses	—	1.0	—

Operating Expenses as a Percent of Total Revenue:

	2007	2006	2005
Cost of revenue	59%	60%	46%
Research and development	48	40	33
Sales, general and administrative	25	19	18

Cost of Revenue. Our cost of revenue consists primarily of cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories (which we discussed above under “Critical Accounting Policies and Estimates”), payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased to $63.3 million during 2007 as compared to $81.4 million in 2006. The decrease is primarily due to decreased sales in 2007 as compared to 2006. Our gross margins were 41% in 2007 as compared to 40% in 2006.

Cost of revenue increased to $81.4 million during 2006 as compared to $39.3 million in 2005. The increase is primarily due to higher volumes of products shipped including three full quarters of cost of products sold related to the NPA acquisition. Our gross margins were 40% in 2006 as compared to 54% in 2005. The decrease in gross margins is primarily a result of price decreases on our Access semiconductors that exceeded our cost decreases on those same products; sales of Access products into new markets at lower average selling prices; and the introduction of the NPA products, which generally have lower gross margins. Also during 2006, in connection with the NPA and Doradus acquisitions, we charged to cost of revenue $6.1 million related to the amortization of intangibles, including $4.6 million related to the favorable supply agreement, and $1.0 million related to the fair value adjustment to the acquired inventory. Under purchase accounting, acquired inventory is recorded at fair value, that is the selling price less the direct selling expense. As such, when these products are sold, they have almost no gross margin. The impact of this accounting treatment was to increase cost of revenue by $1.0 million in 2006.

Research and development expenses. All research and development expenses are expensed as incurred and generally consist of compensation and associated costs of employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. Tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.

Research and development expenses decreased $2.6 million, or 5%, to $51.1 million in 2007 as compared to $53.7 million in 2006. The decrease was primarily due to in process research and development costs of $3.5 million in 2006 related to the acquisitions that were not included in 2007, a $3.1 million decrease in testing and tape-out costs, and a $1.0 million decrease in personnel costs. These decreases were partially offset by increases in intellectual property costs and design tools of $1.5 million, stock-based compensation of $3.0 million and depreciation expense of $0.4 million.

Research and development expenses increased $25.3 million, or 89%, to $53.7 million in 2006 as compared to $28.4 million in 2005. The increase was due to several reasons. First, our personnel and personnel related costs increased by $8.5 million resulting from the increase in headcount. Second, our outside engineering service and support costs increased by $6.3 million due to an increase in the number of new product introductions and related tape-outs. Third, facilities cost increased by $1.4 million as a result of the expansion of our primary research and development facility and the addition of new facilities relating to the NPA acquisition. Fourth, depreciation increased by $2.6 million due to the growth in our asset base. Finally, in connection with the acquisitions in 2006, we expensed $3.5 million of in-process research and development expenses and incurred $0.7 million in amortization of related intangibles, whereas we did not incur these costs in 2005. Stock-based compensation was $4.9 million in 2006 as compared to $3.8 million in 2005.

As of December 30, 2007, we had 184 people engaged in research and development of whom 95 were located in India and 89 were located in North America. As of December 31, 2006, we had 182 people engaged in research and development of whom 94 were located in India and 88 were located in North America. As a result of our acquisitions, we added over 80 people engaged in research and development in 2006. At the end of 2005, we had 130 people in research and development of whom 55 were located in India and 75 were located in the United States.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses increased by $2.3 million in 2007, or 9%, to $27.4 million as compared to $25.1 million in 2006. The increase is primarily attributable to additional personnel costs of $2.3 million, stock-based compensation expense of $1.2 million, depreciation expense of $0.6 million, and facilities expense of $0.3 million. These increases were offset by decreases in amortization of NPA acquisition intangibles of $1.4 million and professional fees of $0.5 million.

In 2006, SG&A expenses increased $9.6 million, or 62%, to $25.1 million as compared to $15.5 million in 2005. Personnel expenses increased by $3.2 million due to a 33% increase in headcount in 2006 as compared to 2005. This was partially offset by a decrease in recruiting and external commission expense of $1.1 million as we replaced external sales representatives with full time employees. We incurred stock-based compensation of $4.5 million in 2006 as compared to $4.1 million in 2005.

As of December 30, 2007, SG&A headcount was 85, which compares to 73 at the end of 2006 and 48 at the end of 2005. The increase in headcount is largely due to the conversion of contracted labor to employees.

Restructuring charges. During the third and fourth quarters of 2007, we incurred restructuring and severance expenses of $3.7 million as we outsourced our back-end physical semiconductor design process and terminated four members of senior management. The restructuring charges consist of approximately $2.9 million in contract termination costs and asset impairments and $0.8 million in severance costs.

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

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by interest expense and other non-operating expenses. Interest income, net was $4.9 million for 2007 as compared to $5.0 million in 2006 and $1.2 million in 2005. The increase in interest income between 2006 and 2005 was due to interest earned on the $67.9 million of net proceeds raised in our initial public offering.

Provision for Income Taxes

The provision for income taxes was $0.3 million for each of the years ended 2007, 2006 and 2005, relating to foreign income taxes and federal and state alternative minimum income taxes.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123(R) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Loss

As a result of the above factors, we reported a net loss of $33.3 million in 2007 as compared to a net loss of $22.8 million in 2006 and net income of $2.7 million in 2005.

Liquidity and Capital Resources

Cash, cash equivalents and investments decreased $18.7 million to $91.0 million at December 30, 2007 as compared to $109.6 million at the end of 2006. This decrease was primarily due to our cash used in operations of

$15.4 million. As of December 30, 2007, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 (in millions):

	2007	2006	2005
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$49.3	$91.9	$25.4
Net cash provided by (used in) operating activities	(15.4)	12.9	6.6
Net cash provided by (used in) investing activities	29.7	(105.6)	(7.2)
Net cash provided by financing activities	1.5	50.0	67.1
Effect of exchange rates on cash and cash equivalents	—	0.1	—

Cash and cash equivalents—end of year	$65.1	$49.3	$91.9

Operating Activities

During 2007, we used $15.4 million in net cash from operating activities, while incurring a net loss of $33.3 million. Included in the net loss was approximately $26.3 million in various non-cash expenses and charges consisting of depreciation and amortization, loss on disposal of property and equipment, stock-based compensation expense and amortization of intangible assets and acquired technology. The non-cash items were offset by a decrease in accounts payable and liabilities of $4.7 million, and increases in accounts receivable of $1.9 million and prepaid and other assets of $1.6 million. The decrease in accounts payable and liabilities was attributed to timing of purchases and payments in the ordinary course of business. The increase in accounts receivable was due to increased sales in the fourth quarter of 2007 as compared to 2006. The increase in prepaid and other assets was primarily due to prepaid royalties and term-based software licenses.

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

Investing Activities

We generated cash from investing activities of $29.7 million in 2007, primarily from the net sale of investments totaling $34.3 million, offset by $4.6 million in purchases of property and equipment. We used net cash of $105.6 million in 2006, which related primarily to the NPA and Doradus acquisitions of $34.9 million, the purchase of property and equipment of $12.4 million and the net purchase of short-term investments totaling $58.3 million. Cash used in investing activities in 2005 related to the acquisition of property and equipment and purchase of short-term investments.

We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Beginning in the third quarter of 2007, $7.2 million of our auction rate securities failed to sell at auction and we believe are temporarily not liquid. We have recorded a $0.2 million unrealized holding loss related to these securities within accumulated other comprehensive income (loss) as a separate component of stockholders’ equity. Depending on future facts and circumstances as they occur, we may increase this unrealized holding loss or we may record a realized loss if we believe the decrease in the fair value of the securities is not other than temporary. We have used cash to acquire businesses and technologies that enhance and expand our product offerings, we anticipate that we will continue to do so in the future. In February 2008 we purchased the DSL technology and related assets from Centillium Communications, Inc., for $12 million in cash plus certain assumed liabilities. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $1.5 million in 2007 as compared to $50.0 million in 2006 and $67.1 million in 2005. Cash generated by financing activities during 2007 was primarily from proceeds of the exercises of employee stock options offset by payments made on capital lease obligations. Cash generated by financing activities during 2006 was primarily due to the completion of our secondary offering in which we raised $48.5 million of net proceeds. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock. Cash generated by financing activities in 2005 was primarily due to the completion of our initial public offering in which we received $67.9 million of net proceeds.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and Off Balance Sheet Arrangements

We do not use off balance sheet arrangements with unconsolidated entities or related parties, nor do we use other forms of off balance sheet arrangements such as special purpose entities and research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off balance sheet risks from unconsolidated entities.

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of December 30, 2007, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2008	2009 and 2010	2011 and Thereafter
Operating lease payments	$4.0	$1.9	$1.9	$0.2
Restructuring payments	1.7	1.7	—	—
Inventory purchase obligations	3.1	3.1	—	—
Access to technology	2.4	1.9	0.5	—
Minimum royalty obligation	0.7	0.7	—	—
Software development agreement	0.5	0.5	—	—

	$12.4	$9.8	$2.4	$0.2

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. We are required to apply the provisions of SFAS 157 beginning in 2008. The adoption of SFAS 157 is not expected to have a material effect on our consolidated statements of financial position, operations or cash flows.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 will be effective for the Company beginning in 2008. The adoption of SFAS 159 is not expected to have a material effect on our consolidated statements of financial position, operations or cash flows.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company beginning in 2008. The adoption of this EITF is not expected to have a material impact on the our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be effective for the Company beginning in 2009. The adoption of SFAS 141R is not expected to have a material effect on our consolidated statements of financial position, operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 will be effective for the Company beginning in 2009. The adoption of SFAS 160 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes, nor do we hedge our foreign currency exposure in a manner that entirely offsets the effects of changes in foreign exchange rates. As of December 30, 2007, we did not hold derivative financial instruments.

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

As of December 30, 2007, we had cash, cash equivalents and investments totaling $91.0 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one percent, the effect would be to increase/decrease investment income by $0.3 million.

Investment Risk

Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the third quarter of fiscal year 2007, certain auction rate securities failed auction and did not sell. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive income (loss) of approximately $0.2 million at December 30, 2007 related to these auction rate securities. Our marketable securities portfolio as of December 30, 2007 was $26.0 million. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for less than 12 months. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. In the future, if we feel our foreign currency exposure has increased, we may consider entering into hedging transactions to help mitigate that risk. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits (which were integrated audits in 2007 and 2006). We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 11 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment” as of January 2, 2006 and changed the manner in which it accounts for stock-based compensation in fiscal 2006.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

February 22, 2008

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2007	December 31, 2006
Assets
Current assets:
Cash and cash equivalents	$65,126	$49,329
Short-term investments	18,846	60,309
Accounts receivable, net of allowances of $64 and $149, respectively	17,081	15,140
Inventories	13,025	12,801
Prepaid expenses and other current assets	3,192	3,086

Total current assets	117,270	140,665
Long-term investments	7,001	—
Property and equipment, net	13,916	18,073
Intangible assets, net	6,564	10,212
Goodwill	6,247	6,247
Other assets	2,158	660

	$153,156	$175,857

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,852	$14,466
Accrued liabilities	15,371	16,696
Capital lease obligations, current portion	—	818

Total current liabilities	28,223	31,980
Capital lease obligations	—	987

Total liabilities	28,223	32,967

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 5,000 shares authorized; none issued and outstanding	—	—
Common stock: $0.001 par value; 100,000 shares authorized; 29,412 and 27,710 issued and outstanding, respectively	29	28
Additional paid-in capital	267,662	251,336
Warrants	—	914
Notes receivable from stockholders	—	(19)
Deferred stock-based compensation	—	(43)
Accumulated other comprehensive income (loss)	(118)	50
Accumulated deficit	(142,640)	(109,376)

Total stockholders’ equity	124,933	142,890

	$153,156	$175,857

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30,	December 31,	January 1,
	2007	2006	2006
Revenue	$107,467	$134,685	$85,071

Cost and operating expenses:
Cost of revenue(1)	63,264	81,352	39,281
Research and development(2)	51,056	53,733	28,439
Selling, general and administrative(3)	27,398	25,082	15,532
Restructuring charges	3,661	1,691	—
Common stock offering expenses	—	954	—

Total cost and operating expenses	145,379	162,812	83,252

Income (loss) from operations	(37,912)	(28,127)	1,819
Interest income, net	4,942	4,970	1,218

Income (loss) before provision for income taxes	(32,970)	(23,157)	3,037
Provision for income taxes	294	280	295

Income (loss) before cumulative effect of change in accounting principle	(33,264)	(23,437)	2,742

Cumulative effect of change in accounting principle, net of tax	—	638	—

Net income (loss)	$(33,264)	$(22,799)	$2,742

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(1.16)	$(0.88)	$0.14
Cumulative effect of change in accounting principle, net of tax	—	0.02	—

Net income (loss) per share	$(1.16)	$(0.86)	$0.14

Weighted average number of shares	28,626	26,627	19,002

Diluted net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(1.16)	$(0.88)	$0.13
Cumulative effect of change in accounting principle, net of tax	—	0.02	—

Net income (loss) per share	$(1.16)	$(0.86)	$0.13

Weighted average number of shares	28,626	26,627	21,161

Includes stock-based compensation expense as follows:

(1) Cost of revenue	$ 271	$ 267	$ 271
(2) Research and development	7,917	4,920	3,832
(3) Selling, general and administrative	5,686	4,471	4,120

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands)

	Convertible Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
Balance at January 2, 2005	15,312	$101,633	1,812	$2	$16,131	$914	$(137)	$(4,255)	$(21)	$(89,319)	$(76,685)
Net income	—	—	—	—	—	—	—	—	—	2,742	2,742	$2,742
Cumulative translation adjustment	—	—	—	—	—	—	—	—	(59)	—	(59)	(59)
Unrealized gains on marketable securities	—	—	—	—	—	—	—	—	15	—	15	15

Comprehensive income												$2,698

Deferred stock-based compensation	—	—	—	—	9,088	—	—	(9,088)	—	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	—	—	7,658	—	—	7,658
Stock based compensation	—	—	23	—	413	—	—	(14)	—	—	399
Issuance of common stock for stockholders’ notes receivable	—	—	1	—	125	—	(1)	—	—	—	124
Issuance of common stock for public offering	—	—	6,400	6	67,901	—	—	—	—	—	67,907
Issuance of common stock upon exercise of warrants	—	—	14	—	—	—	—	—	—	—	—
Conversion of preferred stock	(15,312)	(101,633)	15,312	15	101,618	—	—	—	—	—	101,633
Net issuance of common stock under stock option plans	—	—	7	—	46	—	—	—	—	—	46
Common stock subject to repurchase	—	—	151	1	76	—	—	—	—	—	77
Repayment of notes receivable from stockholders	—	—	—	—	—	—	119	—	—	—	119

Balance at January 1, 2006	—	$—	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFECIT) AND COMPREHENSIVE INCOME (LOSS)

(In thousands) (CONTINUED)

	Common Stock		Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity (Deficit)	Comprehensive Income (Loss)
	Shares	Amount
Balance at January 1, 2006	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976
Net loss	—	—	—	—	—	—	—	(22,799)	(22,799)	$(22,799)
Cumulative translation adjustment	—	—	—	—	—	—	80	—	80	80
Unrealized gains on marketable securities	—	—	—	—	—	—	35	—	35	35

Comprehensive loss										$(22,684)

Adoption of SFAS 123(R)	—	—	(4,220)	—	—	4,220	—	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	1,436	—	—	1,436
Stock-based compensation	—	—	8,222	—	—	—	—	—	8,222
Tax benefit from stock options exercised and vested restricted stock	—	—	135	—	—	—	—	—	135
Cumulative effect of change in accounting principle	—	—	(638)	—	—	—	—	—	(638)
Issuance of common stock for public offering	2,500	3	48,535	—	—	—	—	—	48,538
Net issuance of common stock under stock option plans	1,490	1	3,904	—	—	—	—	—	3,905

Balance at December 31, 2006	27,710	28	251,336	914	(19)	(43)	50	(109,376)	142,890
Net loss	—	—	—	—	—	—	—	(33,264)	(33,264)	$(33,264)
Unrealized loss on marketable securities	—	—	—	—	—	—	(168)	—	(168)	(168)

Comprehensive loss										$(33,432)

Repayment of notes receivable from stockholders	—	—	—	—	19	—	—	—	19
Stock-based compensation	—	—	13,831	—	—	43	—	—	13,874
Net issuance of common stock under stock option plans	1,702	1	1,581	—	—	—	—	—	1,582
Cancellation of warrants	—	—	914	(914)	—	—	—	—	—

Balance at December 30, 2007	29,412	$29	$267,662	$—	$—	$—	$(118)	$(142,640)	$124,933

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Cash flows from operating activities:
Net income (loss)	$(33,264)	$(22,799)	$2,742
Adjustments to reconcile net income (loss) to net cash provided (used) by operating activities:
Depreciation and amortization	7,305	6,302	2,903
Stock-based compensation expense	13,874	9,658	8,223
Amortization of intangible assets and acquired technology	3,648	8,897	—
Purchased in-process research and development	—	3,512	—
Cumulative effect of change in accounting principle	—	(638)	—
Restructuring related asset write-downs	1,485	—	—
Tax benefit from stock options and restricted stock	—	(135)	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	(1,941)	(4,125)	(10,888)
Inventories	(224)	1,770	(1,131)
Prepaid expenses and other assets	(1,604)	(572)	(559)
Accounts payable and accrued liabilities	(4,650)	11,046	5,345

Net cash provided (used) by operating activities	(15,371)	12,916	6,635

Cash flows from investing activities:
Purchases of property and equipment	(4,633)	(12,400)	(5,219)
Purchases of investments	(102,015)	(89,621)	(1,973)
Maturities and sales of investments	136,309	31,335	—
Acquisitions, net of cash acquired	—	(34,925)	—

Net cash provided (used) by investing activities	29,661	(105,611)	(7,192)

Cash flows from financing activities:
Net proceeds from public offerings	—	48,538	67,907
Net proceeds from issuances of common stock and exercise of stock options	2,385	3,919	71
Repurchases of common stock	—	(48)	(25)
Payments of obligations under capital lease	(897)	(1,106)	(910)
Tax benefit from stock options and restricted stock	—	135	—
Collection of notes receivable from stockholders	19	—	119
Borrowing under notes payable	—	—	552
Payment of notes payable	—	(1,426)	(628)

Net cash provided by financing activities	1,507	50,012	67,086

Net increase (decrease) in cash and cash equivalents	15,797	(42,603)	66,504
Effect of foreign exchange rate changes on cash and cash equivalents	—	80	(25)
Cash and cash equivalents at beginning of year	49,329	91,932	25,428

Cash and cash equivalents at end of year	$65,126	$49,329	$91,932

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$84	$146	$138
Cash paid for income taxes	440	534	—

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$2,373	$255
Conversion of redeemable convertible preferred stock into common stock	—	—	101,633

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple-play broadband. The Company develops and markets end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by carriers in Asia, Europe and North America.

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

As discussed in Note 12, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on January 2, 2006, using the modified prospective transition method. Accordingly, the Company’s loss from operations for the years ended 2007 and 2006 includes approximately $13.9 million and $9.7 million, respectively in stock-based employee compensation expense for stock options and its employee stock purchase plan (ESPP). Because the Company elected to use the modified prospective transition method, results for prior periods have not been restated.

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

Adoption of New Pronouncements

In the first quarter of 2007, the Company adopted the Financial Accounting Standards Board (FASB) Interpretation No. (FIN) 48, Accounting for Uncertainty in Income Taxes—An Interpretation of FASB Statement No. 109. See “Note 16. Income Taxes” for further discussion.

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

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments consist of highly liquid securities with original maturities in excess of 90 days. Non-liquid investments with original maturities in excess of one year are classified as long term.

The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies the marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. The marketable securities include commercial paper, corporate bond and government securities and auction rate securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of shareholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. The Company evaluates it investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

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

The depreciation and amortization periods for property and equipment categories are as follows:

Computer equipment	2 to 3 years
Furniture and fixtures	4 to 5 years
Machinery and equipment	2 to 5 years
Software	2 to 6 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the year in which the determination is made.

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

Software Development Costs

In accordance with SFAS 86, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuing of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to materials, supplies and equipment depreciation. All research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. To date, advertising costs have been insignificant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash, cash equivalents and investments are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments include a diversified portfolio of commercial paper and government agency bonds. Long-term investments are comprised of auction rate securities. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 28%, 18% and 14% of accounts receivable at December 30, 2007. Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006. Three customers represented 33%, 30% and 30% of accounts receivable at January 1, 2006. Four customers accounted for 29%, 20%, 12% and 11% of revenue for the year ended December 30, 2007. Four customers accounted for 23%, 23%, 22% and 19% of revenue for the year ended December 31, 2006. Three customers accounted for 44%, 28% and 24% of revenue for the year ended January 1, 2006.

Concentration of Suppliers

The Company subcontracts all of the manufacture, assembly and tests of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources manufacture, assemble and test the Company’s products, with which the Company has no long-term contracts. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could results in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and result of operations.

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

Comprehensive Income (Loss)

Comprehensive income (loss) is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The difference between the Company’s net income (loss) and its total comprehensive income (loss) for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was not material and related to foreign currency translation and unrealized gains (losses), net on marketable securities.

Net Income (Loss) Per Share

Under the provisions of SFAS 128, Earnings per Share, basic net income (loss) per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net income (loss) per share if their inclusion is anti-dilutive.

The calculation of basic and diluted net income (loss) per common share is as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Net income (loss)	$(33,264)	$(22,799)	$2,742

Weighted average shares outstanding	28,626	26,645	19,084
Weighted average unvested shares of common stock subject to repurchase	—	(18)	(82)

Total shares—basic	28,626	26,627	19,002

Effect of dilutive securities:
Stock options and warrants	—	—	2,043
Unvested common shares subject to repurchase	—	—	82
Redeemable convertible preferred participating stock warrants	—	—	34

Total shares—diluted	28,626	26,627	21,161

Basic net income (loss) per share	$(1.16)	$(0.86)	$0.14

Diluted net income (loss) per share	$(1.16)	$(0.86)	$0.13

The following potential common shares have been excluded from the calculation of diluted net income (loss) per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Anti-dilutive securities:
Weighted average redeemable convertible preferred stock	—	—	4,333
Warrants to purchase common stock	—	6	6
Weighted average restricted stock units	1,326	361	—
Weighted average options to purchase common stock	2,943	3,455	104

	4,269	3,822	4,443

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FIN 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

The acquisition was accounted for as a purchase business combination. The fair value of the assets acquired, including identified intangible assets and in-process research and development expense (IPR&D), was determined to be $5.8 million, which exceeded the purchase price by $3.6 million. The fair value in excess of the purchase price was allocated ratably to the identified intangible assets and IPR&D. The allocation of the purchase price for this acquisition is as follows (in thousands):

Net tangible assets acquired	$23
Purchased in-process research and development	612
Customer relationships	70
Developed technology	1,545
Liabilities assumed	(92)

Total purchase price	$2,158

The fair value of the restricted stock issued and the intrinsic value of the unvested options assumed is being recognized as compensation expense over the respective future service periods. Pro forma results of operations have not been presented, because the historical results of operations of Doradus are not material to the consolidated results of operations of the Company.

Of the total purchase price, $0.6 million was allocated to IPR&D and was expensed in the year ended December 31, 2006. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Of the three main IPR&D projects at the date of acquisition, all have been discontinued as of December 30, 2007.

The developed technology comprised products that have reached technological feasibility and were valued utilizing a discounted cash flow (DCF) model. This intangible asset was originally amortized on a straight-line basis over three years. Customer relationships relate to the ability to sell products to existing customers and have been estimated using a DCF model. This asset was originally amortized on a straight-line basis over one year. Because all projects have been discontinued, the remaining developed technology, which totals $0.6 million, will be expensed when the remaining $0.6 million of deferred revenue related to the technology is recognized to revenue in 2008.

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

	As of date of acquisition	Adjustments	December 31, 2006
Amortizable acquired intangible assets:
Existing technology	$4,600	$—	$4,600
Patents/core technology	2,000	—	2,000
Trademarks	1,000	—	1,000
Customer relationships	3,000	—	3,000
Order backlog	1,200	—	1,200
Non-competition agreement	100	—	100
Transition services	1,000	(406)	594
Favorable supply arrangement	5,000	—	5,000

Total acquired intangible assets	17,900	(406)	17,494
Tangible assets acquired	7,475	(811)	6,664
Assumed liabilities	(308)	(230)	(538)
Goodwill	4,741	1,447	6,188
Purchased in-process research and development	2,900	—	2,900

Total purchase price	$32,708	$—	$32,708

The amount of the total purchase price allocated to the tangible assets acquired of $6.7 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141, Business Combinations, FIN 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method, and other relevant guidance. The Company believes that these identified intangible assets have no residual value.

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

Purchased IPR&D: Of the total purchase price, $2.9 million has been allocated to IPR&D, and was recorded as research and development expense for the year ended December 31, 2006, in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. The value of IPR&D was determined by considering the importance of each project to our overall development plan, estimating costs to develop the purchased IPR&D into commercially viable products, estimating the resulting net cash flows from the projects when completed and discounting the net cash flows to their present value based on the percentage of completion of the IPR&D projects. The Company utilized the DCF model to value the IPR&D using discount rates ranging from 28% to 35%, depending on the estimated useful life of the technology. Of the three main IPR&D projects at the date of acquisition, one project was terminated and two projects were completed as of December 30, 2007.

Goodwill: During the fourth quarter of 2006, goodwill was increased by an additional $1.5 million as a result of reducing the fair value of acquired inventory by $0.6 million as it was not sold by the end of 2006, the reduction of the fair value of certain acquired equipment by $0.2 million as it was unusable or damaged equipment, the assumption of pre-merger liabilities not previously identified of $0.3 million and unutilized transition services of $0.4 million. The Company anticipates that none of the $6.2 million of the goodwill recorded in connection with the NPA acquisition will be deductible for income tax purposes. Also during the fourth quarter of both 2007 and 2006, the Company assessed the fair value of the goodwill that resulted from the NPA acquisition for impairment and determined that there was no impairment.

Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the stand alone business of the network processing and ADSL assets as if the NPA acquisition had occurred as of the beginning of year 2005, after giving effect to certain adjustments, including amortization of intangibles. The operating results for the period from January 1, 2006 to February 22, 2006 (date of close) related to NPA were not readily available and were not considered practical to include. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such periods, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

	Year Ended
	December 31, 2006	January 1, 2006
Pro forma total revenue	$134,685	$138,311
Pro Forma net loss before cumulative change in accounting principles	(23,437)	(12,324)
Pro forma net loss	(22,799)	(12,324)
Pro forma net loss per share—basic and diluted	(0.86)	(0.65)
Pro forma weighted average basic and diluted shares	26,627	19,002

Note 3. Investments and Marketable Securities

The following is a summary of the Company’s investments (in thousands):

	December 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury and other U.S. government agencies	$8,496	$14	$—	$8,510
Corporate bonds and notes	10,269	67	—	10,336

Total short-term investments	$18,765	$81	$—	$18,846

Long-term investments—auction rate securities	$7,200	$—	$(199)	$7,001

	December 31, 2006
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury and other U.S. government agencies	$18,353	$—	$(19)	$18,334
Auction rate securities	41,906	69	—	41,975

Total short-term investments	$60,259	$69	$(19)	$60,309

The contractual maturities of investments held at December 30, 2007 are as follows (in thousands):

	December 30, 2007
	Cost	Estimated Fair Value
Due within one year	$12,582	$12,613
Due after one year through 5 years	6,183	6,233
Due after 17 years through 42 years	7,200	7,001

Total	$25,965	$25,847

Unrealized losses on investments at December 30, 2007 and December 31, 2006 by investment category and length of time the investment has been in a continuous unrealized loss position are as follows (in thousands):

	December 30, 2007
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Auction rate securities	$7,001	$(199)	$—	$—	$7,001	$(199)

	December 31, 2006
	Less than 12 months		12 months or greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
U.S. treasury and other U.S. government agencies	$18,334	$(19)	$—	$—	$18,334	$(19)

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities. In prior years the Company classified these securities as short-term investments even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital—Current Assets and Current Liabilities, the Company viewed its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believed there was a reasonable expectation of completing a successful auction within the subsequent twelve-month period. Beginning in the third quarter of 2007, $7.2 million of auction rate securities have failed to sell at auction and are now classified as long-term investments because the Company can not determine whether a successful auction will occur in the next twelve-month period. The funds related to these securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. In accordance with SFAS 115, the Company has recorded an unrealized holding loss of $0.2 million with accumulated other comprehensive income (loss) as a separate component of stockholders’ equity as it believes that the impairment is temporary and that it has the intent and ability to hold the securities until a successful auction occurs.

Note 4. Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts for Year Ended	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2007	$149	$(85)	$—	$64
2006	60	146	(57)	149
2005	56	4	—	60

Note 5. Inventories

Inventories consisted of the following (in thousands):

	2007	2006
Finished goods	$3,966	$4,858
Work-in-process	8,734	7,359
Purchased parts and raw materials	325	584

	$13,025	$12,801

Note 6. Property and Equipment

Property and equipment consisted of the following (in thousands):

	2007	2006
Machinery and equipment	$18,081	$14,083
Software	12,400	14,883
Computer equipment	4,289	4,984
Furniture and fixtures	865	850
Leasehold improvements	795	872
Construction in progress	268	372

	36,698	36,044
Less: Accumulated depreciation and amortization	(22,782)	(17,971)

	$13,916	$18,073

Depreciation expense for property and equipment was $7.3 million, $6.3 million and $2.9 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $3.8 million, $6.1 million and $3.5 million as of December 30, 2007, December 31, 2006 and January 1, 2006, respectively. Related accumulated depreciation and amortization of these assets was $3.5 million, $4.0 million and $2.9 million as of December 30, 2007, December 31, 2006 and January 1, 2006, respectively.

Note 7. Purchased Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. The carrying amount of intangible assets as of December 30, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(3,156)	$2,989	4
Patents/core technology	2,000	(938)	1,062	4
Trademarks	1,000	(400)	600	5
Customer relationships	3,070	(1,195)	1,875	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(62)	38	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

	$19,109	$(12,545)	$6,564

The amortization of technology is charged to cost of revenue; the favorable supply arrangement was capitalized on to inventory at the time of purchase and is charged to cost of revenue as the related inventory is sold; the amortization of patents is charged to research and development; and the amortization of trademarks, customer relationships, order backlog and non-competition is charged to selling, general and administrative. Transition services were charged to cost of revenue, research and development and/or selling, general and administrative based on the actual services performed.

During the years ended December 30, 2007 and December 31, 2006, the amortization of intangible assets was $3.6 million and $8.9 million, respectively. The estimated future amortization of purchased intangible assets as of December 30, 2007 is as follows (in thousands):

Fiscal Year Ending
2008	$3,257
2009	2,251
2010	958
2011	98
2012	—

$6,564

Note 8. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2007	2006
Accrued compensation and related benefits	$4,089	$3,601
Accrued rebates	3,876	3,586
Restructure	1,660	1,055
Accrued professional fees	1,590	1,473
Warranty accrual	1,055	2,774
Accrued royalties	487	1,019
Other accrued liabilities	2,614	3,188

	$15,371	$16,696

The following table summarizes the activity related to the warranty accrual (in thousands):

	2007	2006
Balance, beginning of year	$2,774	$2,189
Provision warranties during the year	998	1,444
Usage during the year	(2,717)	(859)

Balance, end of year	$1,055	$2,774

Note 9. Restructuring Charges

During the fourth quarter of 2006, the Company implemented a restructuring program of its development operations to reduce its cost structure. The restructuring plan involved reducing the Company engineering workforce by approximately 40 employees of which approximately half were from India and half were from North America. In addition, the Company closed its Canadian office and transitioned those responsibilities to the United States through a combination of relocations and hiring. The Company incurred facility related expenses in relation to the lease termination of its Canadian office.

During the third quarter of 2007, the Company implemented a second restructuring program. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 15 employees, including four members of senior management. The Company expects the remaining severance and benefits and software tool costs to be paid in 2008.

A summary of the Company’s restructuring activity is as follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 1, 2006	$—	$—	$—	$—
Restructuring charges	1,500	191	—	1,691
Cash payments	(627)	(9)	—	(636)

Balance as of December 31, 2006	873	182	—	1,055
Restructuring charges	578	—	2,890	3,468
Cash payments	(1,562)	(132)	(238)	(1,932)
Asset write-off	—	—	(2,207)	(2,207)
Liability write-off	—	—	1,083	1,083
Adjustments to the provision	243	(50)	—	193

Balance as of December 30, 2007	$132	$—	$1,528	$1,660

Note 10. Stockholders’ Equity

Common Stock Reserved

As of December 30, 2007, the Company has reserved 6.2 million shares of common stock for future issuance under its various stock plans.

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

Preferred Stock

The Company is authorized to issue 5.0 million shares of undesignated preferred stock at a $0.001 par value per share. The Board of Directors may determine the rights, preferences, privileges, qualifications, limitations and restrictions granted or imposed upon any series of preferred stock. As of December 30, 2007, no preferred stock was outstanding.

Note 11. Stock-Based Compensation

Summary of Equity Plans

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan) under which 2.2 million shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants. Options granted under the 1999 Plan may be incentive stock options or non statutory stock options. Incentive stock options may only be granted to employees. Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options generally vest at a rate of 25.0% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. Incentive stock options granted to employees who own more than ten percent of the total combined voting power of all classes of stock of the Company terminate five years from the date of the grant. Should an employee subsequently leave, the Company has the right to repurchase the shares that had not vested at the departure date. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of December 30, 2007, the Company had 0.9 million options outstanding .

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan, (2004 Plan), upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate seven to ten years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock units general vest over a two year period.

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

The 2004 Equity Incentive Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued, or reacquired common stock. As of

December 30, 2007, the Company had 2.3 million options and awards outstanding and 0.7 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of December 30, 2007, the Company had 1.8 million shares available for grant under the ESPP. All of the Company’s employees are eligible to participate if they are customarily employed by us or any participating subsidiary for at least 20 hours per week and more than 5 months in any calendar year. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of December 30, 2007, the Company has reserved approximately 0.1 million shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Stock Option Agreement for Michael A. Ricci

In July 2007, the Company adopted the Stand-alone Stock Option Agreement for Michael A. Ricci, under which 300,000 shares of the Company’s common stock have been reserved for issuance to the Company’s CEO, Michael A. Ricci, in connection with his employment with the Company in June 2007.

On June 4, 2007, the Board of Directors of the Company granted an option to purchase 300,000 shares of the Company’s common stock (Inducement Grant) to Mr. Ricci pursuant to his offer letter dated May 1, 2007, a copy of which was filed on May 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K announcing his appointment. The Inducement Grant was granted outside of the Ikanos Amended and Restated 2004 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The Inducement Grant has the following terms: the option has been classified as a non-statutory stock option, has an exercise price equal to the fair market value on the grant date, has a 10-year term and will vest over four years with 25 percent of the shares subject to such option vesting one year after June 4, 2007 and 1/48 th of the shares subject to the option vesting monthly thereafter, subject to Mr. Ricci’s continued employment with the Company through each date. Pursuant to the terms of the offer letter with Mr. Ricci, the Inducement Grant will have accelerated vesting if Mr. Ricci is terminated without cause or resigns for good reason in connection with a change of control. As of December 30, 2007, 300,000 options were outstanding.

Changes in Accounting Principle

On January 2, 2006, the Company adopted SFAS 123(R), which requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative to financial statement recognition. The Company elected to use the modified prospective transition method as permitted by SFAS 123(R) and therefore has not restated its financial results for prior periods. Under this transition method, the post adoption share-based payment includes compensation expense for all stock-based compensation awards granted prior to, but not yet vested as of January 2, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS 123. For these awards, the Company has continued to recognize compensation expense using the accelerated amortization method. The fair value of all share-based payment transactions granted subsequent to January 2, 2006 will be based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). The Company recognizes compensation expense for post adoption share-based awards on a straight-line basis over the requisite service period of the award.

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering was recorded as unearned stock-based compensation as of January 2, 2006. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.5 million was reclassified to additional-paid-in-capital. The deferred-stock based compensation as of December 31, 2006 represents the unamortized stock-based compensation which related to awards granted prior to the Company’s initial Form S-1 registration statement filed with the SEC on June 25, 2004. These awards were valued under the minimum value method and are fully amortized as of December 30, 2007. Stock-based compensation expense related to all stock-based compensation awards under SFAS 123(R) was $13.9 million and $ 9.7 million for the years ended December 30, 2007 and December 31, 2006 respectively. Stock-based compensation expense under the intrinsic value method was $8.2 million for the year ended January 1, 2006.

The adoption of SFAS 123(R) also resulted in a cumulative benefit from accounting change of $0.6 million (net of tax), which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

As of December 30, 2007, there was $17.4 million of total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.9 years

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2007	2006	2005
Option Grants:
Expected volatility	59-61%	63%	90%
Expected dividends	—	—	—
Expected term of options (in years)	4.8-6.1	4.8	4.0
Risk-free interest rate	4.7-4.9%	4.8%	3.9%

ESPP:
Expected volatility	40-55%	58%	90%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	1.25	0.5
Risk-free interest rate—ESPP	3.8-5.0%	4.9%	4.1%

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

The expected term of options granted is derived from the average midpoint between vesting and the contractual term, as described in the SEC’s Staff Accounting Bulletin No. (SAB) 107, Share-Based Payment.

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2007	3,498	$6.95
Granted	693	7.24
Exercised	(975)	1.33
Forfeited or expired	(863)	10.74

Outstanding at December 30, 2007	2,353	$7.97	6.85	$2,081

Exercisable at December 30, 2007	1,183	$7.31	5.76	$1,648

The weighted average grant date fair value of options granted during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $4.33, $8.08 and $6.75 option, respectively. The total intrinsic value of options exercised during the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $5.8 million, $17.2 million and $0.3 million, respectively.

The following table summarizes information about stock options as of December 30, 2007 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$ 0.38 to $ 4.00	643	5.42	$2.13	499	$2.07
$ 4.01 to $ 8.00	546	8.87	6.97	46	6.35
$ 8.01 to $12.00	728	7.50	9.10	410	9.18
$ 12.01 to $16.00	286	6.81	13.74	160	13.81
$ 16.01 to $20.00	47	6.99	18.80	25	18.74
$ 20.01 to $22.00	103	7.80	20.67	43	20.68

	2,353	6.85	$7.97	1,183	$7.31

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2007	569	$15.18
Granted	1,633	7.38
Vested	(580)	10.63
Forfeited	(318)	10.94

Restricted stock units outstanding at December 30, 2007	1,304	8.47

The weighted average grant date fair value per restricted stock units granted was $7.38, $15.37 and $14.31 during the year ended December 30, 2007, December 31, 2006 and January 1 2006, respectively. The total fair values of restricted stock units that vested were $6.2 million, $0.6 million and zero during the years ended December 31, 2007, December 31, 2006 and January 1, 2006, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2011.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at January 1, 2007	151	$12.81
Granted	—	—
Vested	(63)	12.81

Restricted stock outstanding at December 30, 2007	88	12.81

The weighted average grant date fair value per restricted stock granted was $12.93 and $15.35 during the years ended, December 31, 2006 and January 1, 2006, respectively. The total fair values of restricted stock that vested were $0.8 million, $0.6 million and $0.1 million during the year ended December 30, 2007, December 31, 2006 and January 1, 2006, respectively. The restricted stock has four years vesting terms and are scheduled to vest through 2010.

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

Prior to the adoption of SFAS 123(R), the Company used the intrinsic value method for reporting purposes. As a result, the modification of these options was treated as an exchange of the original award for a new award and the resulting expense was recorded as stock-based compensation expense. As a result of the modification to the exercise price of the stock options, the replacement options were accounted for as variable from the date of modification and were required to be revalued at the end of each accounting period based upon the then current market price of the underlying common stock. Such re-valuation was performed until the option was either exercised, forfeited, canceled or expired. The Company recorded $5.6 million of additional deferred stock-based compensation expense and net stock compensation expense of $3.4 million during the year ended January 1, 2006 in connection with the exchange program. Upon the adoption of SFAS 123(R) on January 2, 2006, the unearned stock-based compensation balance was reclassified to additional-paid-in-capital. The unamortized portion, as of January 2, 2006, of the modification date fair value of the modification of these options, estimated in accordance with the original provisions of SFAS 123, is being amortized using the accelerated amortization method.

Pro Forma Disclosure

Pro forma information regarding net income and net income per share is required by SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. The fair value of the Company’s stock-based awards to employees was estimated using the multiple option approach of the Black-Scholes option-pricing model. The related expense was amortized using an accelerated method over the vesting terms of the option. Had compensation cost for the Company’s stock-based compensation plans and the ESPP been determined using the fair value at the grant dates for awards under those plans calculated using the Black-Scholes method of SFAS 123, the Company’s net income and basic and diluted net income per share would have been changed to the pro forma amounts for the periods indicated below (in thousands, except per share amounts):

2005
Net income, as reported	$2,742
Stock-based employee compensation included in net income as reported, net of related tax effects(1)	7,766
Stock-based employee compensation using the fair value method, net of related tax effects(1)	(7,767)

Net income, pro forma	$2,741

Basic and diluted net income per common share:
As reported	$0.14
Pro forma	$0.13

(1)	The tax effects of stock-based compensation are zero as a result of a full valuation allowance on the deferred tax assets.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $2.4 million, $3.9 million and $0.1 million for the years ended December 30, 2007, December 31, 2006 and January 1, 2006. The Company has maintained a full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended December 30, 2007, December 31, 2006 and January, 1 2006.

Warrants

Upon the closing of the initial public offering, all warrants to purchase shares of redeemable convertible preferred stock outstanding became exercisable for common stock. In 2000 and 2001, the Company issued warrants to purchase 6,390 shares of Series B convertible preferred stock at prices of $23.67 to $47.40 which were still outstanding at December 31, 2006. These warrants expired in 2007.

Note 12. Employee Benefit Plans

The Company has a retirement savings plan (Savings Plan) which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. All U.S employees are eligible to participate in the Savings Plan and allowed to contribute up to 60% of their total compensation, not to exceed the maximum amount allowed by the applicable statutory prescribed limit. The Company is not required to contribute, nor has it contributed, to the Savings Plan for any of the periods presented.

Note 13. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the years ended December 30, 2007, December 31, 2006 and January 1, 2006 was $1.3 million, $1.2 million and $1.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of December 30, 2007 under non-cancelable leases with original terms in excess of one year are $1.9 million in 2008, $1.2 million in 2009, $0.7 million in 2010 and $0.2 million in 2011.

Purchase Commitments

In February 2006, the Company assumed a royalty agreement in connection with the NPA acquisition, under which the Company agreed to pay a minimum royalty fee of $0.7 million in 2008. In June 2007, the Company entered into a software development agreement and agreed to pay $0.5 million in 2008. In July 2007, the Company entered into a technology access agreement and agreed to pay $1.9 million in 2008 and $0.5 million in 2009. As of December 30, 2007, the Company had $3.1 million of inventory purchase obligations with various suppliers.

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

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seek unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions were heard on January 16, 2008. As of the time of this filing, the matter was pending a decision by the Court. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 14. Related Party Transactions

The Company had a consulting agreement with Texan Ventures, LLC. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors provides consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. Under the consulting agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses. In October 2006, the agreement was amended whereby Mr. Venkatesh served as Executive Chairman of the Company’s Board of Directors, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searched for a permanent Chief Executive Officer. As a result of the amendment, the consulting fees paid to Texan Ventures, LLC increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock. In June 2007, the Company hired its permanent Chief Executive Officer. At that time, Mr. Venkatesh was appointed as Chairman of the Company, and Texan Ventures, LLC continued to receive $18,000 per month through July 2007, and $3,000 each month for August and September 2007. After September 2007, the consulting relationship ended with no further payments. The Company paid Texan Ventures, LLC $132,000 in 2007, $67,500 in 2006 and $39,000 in 2005.

Note 15. Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company is required to apply the provisions of SFAS 157 beginning in 2008. The adoption of SFAS 157 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 will be effective for the Company beginning in 2008. The adoption of SFAS 159 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 will be effective for the Company beginning in 2008. The adoption of this EITF is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be effective for the Company beginning in 2009. The adoption of SFAS 141R is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 will be effective for the Company beginning in 2009. The adoption of SFAS 160 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

Note 16. Income Taxes

The provision for income taxes consists of state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Current :
Federal	$—	$130	$237
State and local	2	13	58
Foreign	292	137	$—

	$294	$280	$295

The Company has not recorded any deferred tax expenses as deferred tax assets are fully offset by a valuation allowance as of December 30, 2007, December 31, 2006 and January 1, 2006.

A reconciliation between the provision for (benefit of) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Provision at statutory rate	35%	35%	34%
Difference between statutory rate and foreign effective rate	—	1	—
Change in valuation allowance	(35)	(32)	(82)
Stock-based compensation	(4)	(5)	74
Tax credits	3	4	(17)
Others	—	(4)	1

	(1)%	(1)%	10%

The temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	2007	2006
Deferred tax assets :
Net operating loss carryforwards	$35,058	$21,309
Depreciation and amortization	(830)	(34)
Research and development and other credits	9,517	8,996
Accruals and other	7,365	9,314
Acquired intangibles	3,060	2,038

	54,170	41,623
Valuation allowance	(54,170)	(41,623)

	$—	$—

The Company has elected to track the portion of its federal and state net operating loss carryforwards attributable to stock option benefits, in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in the Company gross or net deferred tax assets. Pursuant to SFAS 123(R), the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 30, 2007 are $2.8 million for federal tax purposes and $0.2 million for state tax purposes, tax effected.

While the Company does not expect any impact to the effective tax rate for US non-qualified stock option or restricted stock expense due to the adoption of SFAS 123(R), the effective tax rate may be negatively impacted by foreign stock option expense that may not be deductible in the foreign jurisdictions. Also, SFAS 123(R) requires that the tax benefit of stock option deductions relating to Incentive Stock Options (ISOs) be recorded in the period of disqualifying disposition. This could result in fluctuations in the Company effective tax rate between accounting periods. In November 2005, the FASB issued Staff Position No. FAS 123(R)-3, Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards. The Company has elected to adopt the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123(R). The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123(R).

As of December 30, 2007, the Company had approximately $92.5 million and $45.0 million of federal and state net operating loss carry forwards, respectively, available to reduce future taxable income, which will begin to expire in 2021 for federal and 2010 for state tax purposes, respectively. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in the case of an “ownership change” of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carry forwards. As a result of ownership changes, net operating loss carry-forwards for $21.1 million at the federal level and $26.3 million for California were limited to an annual utilization of approximately $0.9 million for each of the 18 and 10 years following July 2001, respectively. Due to ownership changes, approximately $6.7 million of California net operating losses carry-forwards will expire unutilized.

At December 30, 2007, the Company has research and development tax credits of approximately $5.2 million and $3.7 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning 2019. The California credit can be carried forward indefinitely. The Company also has federal and state alternative minimum tax credits of approximately $0.4 million which do not expire, and other state tax credits of $0.3 million which will begin to expire in 2008.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of December 30, 2007 is approximately $2.0 million.

The Company’s Indian subsidiary operates in two locations, one in Bangalore and the other in Hyderabad. The Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2009 under the existing provisions of the Act. The Hyderabad unit which came into existence as a result of the NPA acquisition, does not enjoy this tax exemption and its net income will be taxed at the current rate of 33.66%

Given the history of net operating losses that the Company has incurred, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

Adoption of FIN 48

In July 2006, the FASB issued FIN 48, which clarifies the accounting for uncertainty in income taxes recognized in any entity’s financial statements in accordance with SFAS 109, Accounting for Income Taxes and prescribes a recognition threshold and measurement attributes for financial statement disclosure of tax positions taken or expected to be taken on a tax return. Under FIN 48, the impact of an uncertain income tax position on the income tax return must be recognized at the largest amount that is more-likely-than-not to be sustained upon audit by the relevant taxing authority. An uncertain income tax position will not be recognized if it has less than a 50% likelihood of being sustained. Additionally, FIN 48 provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006.

The Company has adopted the provisions of FIN 48 as of January 1, 2007. The total amount of unrecognized tax benefits as of the date of adoption was $3.1 million. As a result of the implementation of FIN 48, the Company recognized no change in its liability for unrecognized tax benefits.

Included in the balance of unrecognized tax benefits as of December 30, 2007 are tax benefits of $0.1 million that, if recognized, would affect the effective tax rate and $3.7 million of benefits that would affect deferred tax assets. Future realization of such benefits is uncertain as of the date of adoption of FIN 48, because the Company’s deferred tax assets have a full valuation allowance. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,100
Additions for tax positions of prior years	700

Balance at December 30, 2007	$3,800

The Company has adopted the accounting policy that interest expense and penalties relating to income tax position are classified within the provision for income taxes. The total amount of interest and penalty recorded as of December 30, 2007 was not material. The Company does not anticipate any significant changes within twelve months of this reporting date of its unrecognized tax benefits.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by taxing authorities at this time. The Company’s tax years starting from 1999 to 2007 remain open in various tax jurisdictions.

Note 17. Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Japan	$51,586	$57,030	$61,246
France	24,612	32,620	1,362
Korea	11,733	29,654	20,297
Other	19,536	15,381	2,166

	$107,467	$134,685	$85,071

The Company divides its products into two product families: Access and Gateway. Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence. Revenue by product family is as follows (in thousands):

	Year Ended
	December 30, 2007	December 31, 2006	January 1, 2006
Access	$61,893	$71,007	$70,063
Gateway	45,574	63,678	15,008

	$107,467	$134,685	$85,071

The distribution of long-lived assets (excluding long-term investments, goodwill, intangible assets and other assets) was as follows (in thousands):

	2007	2006
United States	$8,708	$10,776
India	2,187	2,639
Singapore	2,411	—
Taiwan	—	2,125
Other	610	2,533

	$13,916	$18,073

Note 18. Subsequent Events

In February 2008, the Company purchased the DSL technology and related assets from Centillium Communications, Inc., for approximately $12 million in cash.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	Apr. 2, 2006	Jul. 2, 2006	Oct. 1, 2006	Dec. 31, 2006	Apr. 1, 2007	Jul. 1, 2007	Sept. 30, 2007	Dec. 30, 2007
Revenue	$35,825	$41,192	$36,670	$20,998	$24,668	$25,658	$27,275	$29,866
Cost of revenue	18,560	25,076	23,051	14,665	15,256	14,614	17,190	16,204

Gross profit	17,265	16,116	13,619	6,333	9,412	11,044	10,085	13,662

Operating expenses:
Research and development	13,670	13,429	12,912	13,722	12,611	12,421	13,908	12,116
Selling, general and administrative	5,564	6,131	5,825	7,562	7,114	7,027	6,832	6,425
Restructuring charges	—	—	—	1,691	—	—	3,468	193
Common stock offering expenses	954	—	—	—	—	—	—	—

Total operating expenses	20,188	19,560	18,737	22,975	19,725	19,448	24,208	18,734

Loss from operations	(2,923)	(3,444)	(5,118)	(16,642)	(10,313)	(8,404)	(14,123)	(5,072)
Interest income, net	959	1,345	1,484	1,182	1,281	1,344	1,226	1091

Loss before income taxes	(1,964)	(2,099)	(3,634)	(15,460)	(9,032)	(7,060)	(12,897)	(3,981)
Provision for (benefit from) income taxes	113	110	(70)	127	52	102	70	70

Loss before cumulative effect of change in accounting principle	(2,077)	(2,209)	(3,564)	(15,587)	(9,084)	(7,162)	(12,967)	(4,051)
Cumulative effect of change in accounting principle, net of tax	(638)	—	—	—	—	—	—	—

Net loss	$(1,439)	$(2,209)	$(3,564)	$(15,587)	$(9,084)	$(7,162)	$(12,967)	$(4,051)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.09)	$(0.08)	$(0.13)	$(0.56)	$(0.32)	$(0.25)	$(0.45)	$(0.14)
Cumulative effect of change in accounting principle, net of tax	0.03	—	—	—	—	—	—	—

Net income (loss) per share	$(0.06)	$(0.08)	$(0.13)	$(0.56)	$(0.32)	$(0.25)	$(0.45)	$(0.14)

Weighted average number of shares	24,481	27,083	27,368	27,601	28,014	28,404	28,711	29,311

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for Ikanos. Ikanos’ internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the fair presentation of published financial statements for external purposes in accordance with GAAP. There are inherent limitations in the effectiveness of any internal control, including the possibility of human error and the circumvention or overriding of controls. Accordingly, even effective internal controls can provide only reasonable assurances with respect to financial statement preparation. Further, because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate, the effectiveness of internal controls may vary over time.

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2007. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 30, 2007, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our system of internal control over financial reporting during the fourth quarter ended December 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2008 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information regarding our executive officers required by this Item is incorporated by reference from the section entitled “Executive Officers of Registrant” in Part I of this annual report on Form 10-K.

The information regarding our directors, the identification of audit committee members and the audit committee financial expert is incorporated by reference from “Proposal One—Election of Directors” in our Proxy Statement.

The information concerning Section 16(a) reporting is incorporated by reference from “Other Information—Section 16(a) Beneficial Ownership Reporting Compliance” in our Proxy Statement.

Information regarding material changes, if any, to the procedures by which security holders may recommend nominees to our board of directors is incorporated by reference from “Consideration of Stockholder Recommendations and Nominations” in our Proxy Statement.

We have adopted a Code of Business Conduct and Ethics applicable to all our employees. Our Code of Business Conduct and Ethics is available at our investor relations website at http://ir.ikanos.com/governance.cfm. Any waiver or amendment to our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, President or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.Ikanos.com or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the following captions in our Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “Summary Compensation Table,” “Grants of Plan-Based Awards in 2007,” “Outstanding Equity Awards at 2007 Year End,” “Option Exercises and Stock Vested in 2007,” “Nonqualified Deferred Compensation,” “Potential Payments upon Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks and Insider Participation.” The information included under the heading “Compensation Committee Report” in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from “Share Ownership by Principal Stockholders and Management” in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 30, 2007 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan

(2004 ESPP), the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan), and the stand-alone stock option agreement for Michael A. Ricci (Ricci Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	3,212,478	$5.02	2,448,926	(4)
Equity compensation plans not approved by security holders (5)	444,472	5.96	65,002	(6)
Total	3,656,950	$5.13	2,513,928

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 1,908,855 shares, and (ii) shares of common stock issuable upon the vesting of restricted stock units for 1,303,623 shares.

(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.

(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Includes 643,381 shares available for future issuance under the 2004 Plan and 1,805,545 shares available for future issuance under the 2004 ESPP.

(5)	Includes shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for an aggregate of 444,472 shares, comprised of 144,472 shares under the Doradus Plan and 300,000 shares under the Ricci Plan.

(6)	Shares available for future issuance under the Doradus Plan.

Doradus 2004 Amended and Restated Stock Option Plan

Options granted under the Doradus Plan may be incentive stock options or non statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant. The Doradus Plan will have a term of ten years from the date of adoption, which was in 2004.

Stand-alone Stock Option Agreement for Michael A. Ricci

In July 2007, the Company adopted the Stand-alone Stock Option Agreement for Michael A. Ricci, under which 300,000 shares of the Company’s common stock have been reserved for issuance to CEO, Michael A. Ricci, in connection with his employment with the Company in June 2007.

On June 4, 2007, the Board of Directors of the Company granted an option to purchase 300,000 shares of the Company’s common stock (Inducement Grant) to Mr. Ricci pursuant to his offer letter dated May 1, 2007, a copy of which was filed on May 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K announcing his appointment. The Inducement Grant was granted outside of the Ikanos Amended and Restated 2004 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule

4350(i)(1)(A). The inducement grant has the following terms: the option has been classified as a non-statutory stock option, has an exercise price equal to the fair market value on the grant date, has a 10-year term and will vest over four years with 25 percent of the shares subject to such option vesting one year after June 4, 2007 and 1/48 th of the shares subject to the option vesting monthly thereafter, subject to Mr. Ricci’s continued employment with the Company through each date. Pursuant to the terms of the offer letter with Mr. Ricci, the Inducement Grant will have accelerated vesting if Mr. Ricci is terminated without cause or resigns for good reason in connection with a change of control.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to “Certain Relationships and Related Transactions” in our Proxy Statement. The information regarding director independence is incorporated herein by reference from the subsection entitled “Board Independence” in the section entitled “Proposal 1—Election of Directors” in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference from the section entitled “Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm” in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: The financial statements are set forth under Part II, Item 8 of this annual report on Form 10-K.

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
2.1	Form of Agreement and Plan of Merger between Ikanos Communications and Ikanos Communications, Inc., a Delaware corporation. Incorporated by reference to Exhibit 2.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

2.2	Asset Purchase Agreement, dated January 12, 2006, between the Registrant, Analog Devices, Inc. and Analog Devices Canada Ltd. Incorporated by reference to Exhibit 2.2 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

2.3	Amended and Restated Asset Purchase Agreement, dated February 17, 2006, between the Registrant, Analog Devices, Inc., Analog Devices Canada Ltd., and Analog Devices B.V. Incorporated by reference to Exhibit 2.3 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

3.1	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.2	Form of Certificate of Incorporation. Incorporated by reference to Exhibit 3.6 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.2	Fourth Amended and Restated Investor Rights Agreement, dated as of March 5, 2004, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 3.6 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

4.3	Amendment No. 2 to Fourth Amended and Restated Investor Rights Agreement, dated March 3, 2006, between the Registrant and the parties named therein. Incorporated by reference to Exhibit 4.3 of the Registrant’s registration statement on Form S-1 filed with the SEC on March 8, 2006 (Registration No. 333-132067).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 16, 2006 (File No. 000-51532).

Exhibit Number	Description
10.3 *	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.4 *	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.6†	Product Development Agreement, dated October 30, 2003, between Registrant and Sasken Communication Technologies Ltd. Incorporated by reference to Exhibit 10.15 to Amendment No. 2 of the Registrant’s registration statement on Form S-1 dated September 3, 2004 (Registration No. 333-116880).

10.7	Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc. Incorporated by reference to Exhibit 10.27 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.8	Consulting Agreement, effective as of March 30, 2006, between Ikanos and Texan Ventures. Incorporated by reference to Exhibit 10.28 of the Registrant’s current report on Form 8-K filed with the SEC on April 5, 2006 (File No. 000-51532).

Exhibit Number	Description
10.9	Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan and form of stock option agreement. Incorporated by reference to Exhibit 4.1 of the Registrant’s registration statement on Form S-8 filed with the SEC on August 16, 2006 (Registration No. 333-136675).

10.10*	Offer letter, dated August 16, 2006, between the Registrant and Cory J. Sindelar. Incorporated by reference to exhibit 10.27 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2007 (File No. 000-51532).

10.11*	Offer letter, dated April 6, 2006, between the Registrant Dean J. Westman. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.12*	Offer letter, dated September 8, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.13*	Letter Agreement regarding Offer Letter, dated November 28, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.14*	2007 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.15*	Summary of Registrant’s 2007 Executive Bonus Program. Incorporated by reference to Exhibit 10.4 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.16*	Letter Agreement with Michael A. Ricci dated as of May 1, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007 (File No. 000-51532).

10.17*	Stand-Alone Stock Option Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

10.18*	Restricted Stock Unit Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

10.19*	Offer letter, dated July 24, 2001, between the Registrant and Yehoshua Rom. Incorporated by reference to Exhibit 10.13 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.20*	Separation and Release Agreement with Yehoshua Rom dated September 28, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 000-51532).

10.21*	Offer letter, dated August 29, 2003, between the Registrant and Daniel K. Atler. Incorporated by reference to Exhibit 10.7 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.22*	Separation and Release Agreement and Consulting Agreement with Daniel K. Alter dated October 1, 2007. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 1, 2007 (File No. 000-51532).

10.23*	Offer letter, dated June 14, 2007, between the Registrant and Noah D. Mesel.

Exhibit Number	Description
10.24 *	Offer letter, dated July 12, 2007, between the Registrant and Shekhar Khandekar.

21.1	Subsidiaries of the Registrant.

22.1	Certificate and Report of Inspection of Election. Incorporated by reference to Exhibit 22.1 of the Registrants Quarterly report on Form 10-Q filed with the SEC on August 3, 2007. (File No. 000-51532).

23.1	Consent of PricewaterhouseCoopers, LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

†	Confidential treatment has been granted as to certain portions of this Exhibit.

TRADEMARKS

The Ikanos Communications logo design, SmartLeap, Eagle, Fusiv, CleverConnect, Ikanos Programmable Operating System, Fx, FxS, VLR, FasTrack, RRA and Fiber Fast are among the trademarks or registered trademarks of Ikanos.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

February 22, 2008	/s/ MICHAEL A. RICCI
Michael A. Ricci President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael A. Ricci and Cory J. Sindelar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL A. RICCI Michael A. Ricci	President and Chief Executive Officer (Principal Executive Officer)	February 22, 2008

/s/ CORY J. SINDELAR Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	February 22, 2008

/s/ G. VENKATESH G. Venkatesh	Chairman of the Board and Director	February 22, 2008

/s/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	February 22, 2008

/s/ MICHAEL GULETT Michael Gulett	Director	February 22, 2008

/s/ PAUL G. HANSEN Paul G. Hansen	Director	February 22, 2008

/s/ FREDERICK M. LAX Frederick M. Lax	Director	February 22, 2008