Form 10-Q
period 2008-03-30
IKANOS COMMUNICATIONS
filed 2008-05-07
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2008

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 29,722,235 as of April 23, 2008.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	March 30, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$59,129	$ 65,126
Short-term investments	15,969	18,846
Accounts receivable, net of allowances of $39 and $64, respectively	14,464	17,081
Inventories	11,878	13,025
Prepaid expenses and other current assets	2,973	3,192

Total current assets	104,413	117,270
Long-term investments	6,606	7,001
Property and equipment, net	13,400	13,916
Intangible assets, net	11,739	6,564
Goodwill	6,520	6,247
Other assets	2,614	2,158

	$145,292	$153,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,097	$ 12,852
Accrued liabilities	13,635	15,371

Total current liabilities	22,732	28,223
Commitments and contingencies (Note 9)
Stockholders’ equity	122,560	124,933

	$145,292	$153,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Revenue	$29,697	$24,668
Cost of revenue (1)	17,633	15,256

Gross margin	12,064	9,412
Operating expenses:
Research and development (2)	11,663	12,611
Selling, general and administrative (3)	5,870	7,114

Total operating expenses	17,533	19,725

Loss from operations	(5,469)	(10,313)
Interest income, net	776	1,281

Loss before provision for income taxes	(4,693)	(9,032)
Provision for income taxes	91	52

Net loss	$(4,784)	$(9,084)

Basic and diluted net loss per share	$(0.16)	$(0.32)

Weighted average number of shares	29,545	28,014

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$119	$25
(2) Research and development	1,571	1,825
(3) Selling, general and administrative	1,125	1,477

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	March 30, 2008	April 1, 2007
Cash flows from operating activities:
Net loss	$(4,784)	$(9,084)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,561	1,844
Stock-based compensation expense	2,815	3,327
Amortization of intangible assets and acquired technology	1,845	1,180
Purchased in-process research and development	310	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,617	823
Inventories	4,875	2,163
Prepaid expenses and other assets	(237)	(2,118)
Accounts payable and accrued liabilities	(6,038)	(4,321)

Net cash provided (used) by operating activities	2,964	(6,186)

Cash flows from investing activities:
Purchases of property and equipment	(253)	(1,623)
Purchases of investments	(108,167)	(20,856)
Maturities and sales of investments	111,155	22,752
Acquisitions	(11,918)	—

Net cash provided (used) by investing activities	(9,183)	273

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	222	403
Payments of obligations under capital lease	—	(203)
Collection of notes receivable from stockholder	—	19

Net cash provided by financing activities	222	219

Net decrease in cash and cash equivalents	(5,997)	(5,694)
Cash and cash equivalents at beginning of period	65,126	49,329

Cash and cash equivalents at end of period	$59,129	$43,635

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple-play broadband. The Company develops and markets end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by carriers in Asia, Europe and North America.

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

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on February 22, 2008.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended March 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008 or for any other future period.

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

Summary of Significant Accounting Policies

Our significant accounting policies were described in Note 1 to our audited Consolidated Financial Statements for the fiscal year ended December 30, 2007, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed with the exception of those discussed below.

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3. Investments and Fair Value Measurements.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 became effective for the Company beginning in 2008. The Company currently does not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact the Company’s consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified Emerging Issues Task Force (EITF) 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 was effective for the Company beginning in 2008. The adoption of this EITF did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent's ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 will be effective for the Company beginning in 2009. The adoption of SFAS 160 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Four customers represented 34%, 18%, 16% and 10% of accounts receivable at March 30, 2008. Three customers represented 28%, 18% and 14% of accounts receivable at December 30, 2007. Five customers accounted for 21%, 20%, 19%, 18% and 12% of revenue for the period ended March 30, 2008. Three customers accounted for 31%, 24% and 11% of revenue for the three months ended April 1, 2007.

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

Concentration of Other Risk

        The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above, factors described in the section titled “Item 1A. Risk Factors,” or other factors.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(4,784)	$(9,084)
Other comprehensive income–unrealized gain (loss) on marketable securities	(284)	52

Comprehensive loss	$(5,068)	$(9,032)

Net Loss per Share

Under the provisions of SFAS 128, Earnings per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2008	April 1, 2007
Net loss	$(4,784)	$(9,084)

Weighted average shares outstanding	29,545	28,043
Weighted average unvested shares of common stock subject to repurchase	—	(29)

Total shares - basic and diluted	29,545	28,014

Basic and diluted net loss per share	$(0.16)	$(0.32)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Anti-dilutive securities:
Warrants to purchase common stock	—	2
Weighted average restricted stock units	1,468	1,096
Weighted average options to purchase common stock	2,185	3,116

	3,653	4,214

Note 2. Business Combinations

Centillium DSL Acquisition

In February 2008, the Company purchased certain DSL technology and related assets from Centillium Communications, Inc. for $11.9 million in cash, including $0.1 million in transaction costs and the assumption of liabilities of $0.2 million. The results of operations from the assets acquired in the Centillium DSL acquisition have been included in the Company’s consolidated statement of operations from the date of the acquisition.

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. The allocation of the purchase price for this acquisition as of the date of closing is as follows (in thousands):

Acquired intangible assets:
Existing technology	$3,650
Customer relationships	2,660
Order backlog	710
Goodwill	273
Purchased in-process research and development (IPR&D)	310

Total acquired intangible assets	7,603
Tangible assets acquired	4,520
Assumed liabilities	(205)

$11,918

Tangible assets acquired of $4.5 million consisted primarily of inventory and fixed assets and were assigned a fair value as of the date of acquisition based on the expected selling price and replacement value, respectively. As discussed further below, the identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141, Business Combinations, FASB Interpretation (FIN) 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and other relevant guidance. The Company believes that these identified intangible assets have no residual value.

Acquired Intangible Assets

Existing technology: Existing technology comprises products that have reached technological feasibility. The Company valued the existing technology using the income approach and a discounted cash flow (DCF) model, which uses forecasts of future revenue and expense related to the intangible asset. The Company utilized a discount rate of 28% for existing technology and is amortizing the intangible assets on a straight-line basis over its estimated useful life of two years.

Customer Relationships: The customer relationships asset relates to the ability to sell existing and future versions of products to existing customers and has been estimated using the income method. The Company valued customer relationships utilizing a DCF model and a discount rate of 30% and is amortizing this intangible asset on a straight-line basis over its estimated useful life of three years.

Order Backlog: The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the income approach and a DCF model with a discount rate of 26%. The order backlog has an estimated useful life of six months.

Purchased IPR&D: IPR&D of $0.3 million was recorded as research and development expense for the three months ended March 30, 2008, in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. There was one IPR&D project as of the acquisition date and it has been discontinued as of March 30, 2008. The Company valued the IPR&D using the income approach and a DCF model with a discount rate of 32%.

Pro forma Financial Information

The following unaudited pro forma financial information presents the combined results of operations of the Company and the stand alone DSL business of Centillium had the acquisition occurred as of the beginning of fiscal 2007, after giving effect to certain adjustments, including amortization of Centillium DSL acquisition-related intangibles. The operating results for the period from January 1, 2008 to February 13, 2008 (date of close) related to the Centillium DSL business were not readily available and were not considered practical to obtain. The unaudited pro forma financial information does not necessarily reflect the results of operations that would have occurred had the combined businesses constituted a single entity during such period, and is not necessarily indicative of results which may be obtained in the future (in thousands, except per share amounts):

Year Ended December 30, 2007

Pro forma total revenue	$131,467
Pro forma net loss	(39,464)
Pro forma net loss per share – basic and diluted	(1.38)
Pro forma weighted average basic and diluted shares	28,626

Note 3. Investments and Fair Value Measurements

The following is a summary of the Company’s short-term investments (in thousands):

	March 30, 2008
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$3,500	$21	$—	$3,521
Corporate bonds and notes	12,277	171	—	12,448

Total short-term investments	$15,777	$192	$—	$15,969

Long-term investments - auction rate securities	$7,200	$—	$(594)	$6,606

	December 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury and other U.S. government agencies	$8,496	$14	$—	$8,510
Corporate bonds and notes	10,269	67	—	10,336

Total short-term investments	$18,765	$81	$—	$18,846

Long-term investments - auction rate securities	$7,200	$—	$(199)	$7,001

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

A portion of the Company’s available-for-sale U.S. government agencies and corporate bonds and notes have maturity dates greater than one year from the date of purchase. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified these securities as short-term investments. In accordance with Accounting Research Bulletin No. 43, Chapter 3A, Working Capital- Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believes there is a reasonable expectation that the investments will be realized in cash or sold during the next year.

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Beginning in the third quarter of 2007, $7.2 million of auction rate securities failed to sell at auction and are classified as long-term investments because the Company cannot determine whether a successful auction will occur in the next twelve months. The funds related to these securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured (beginning in 2024). In accordance with SFAS 115, the Company has recorded an unrealized holding loss of $0.6 million within accumulated other comprehensive loss as a separate component of stockholders’ equity as it believes that the impairment is temporary and that it has the intent and ability to hold the securities until a successful auction occurs.

Fair Value Measurements

SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level

3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of March 30, 2008 is (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$12,766	$ —	$ —	$12,766
Commercial paper (1)	—	27,612	—	27,612
U.S. government agencies (2)	—	19,511	—	19,511
Corporate bonds and notes	—	12,448	—	12,448
Auction rate securities	—	—	6,606	6,606

	$12,766	$59,571	$6,606	$78,943

(1)	These marketable securities are classified as cash equivalents.

(2)	U.S. government agencies include $16 million in marketable securities classified as cash equivalents.

The Company valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include an estimated maturity date of four years, the stated coupon rate and an estimated discount rate. The Company estimated the maturity date based on how long it took past events to resolve in the market place, such as the 1998 failure of Long-Term Capital Management and also current events such as the possible U.S. recession. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. No amounts have been included in our results as of March 30, 2008. Changes in our Level 3 securities for the three months ended march 30, 2008 are as follows:

Level 3
Balance at December 30, 2007	$7,001
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(395)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at March 30, 2008	$6,606

Note 4. Inventories

Inventories consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Finished goods	$5,569	$3,966
Work-in-process	6,211	8,734
Purchased parts and raw materials	98	325

	$11,878	$13,025

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Machinery and equipment	$18,901	$18,081
Software	12,445	12,400
Computer equipment	4,625	4,289
Furniture and fixtures	875	865
Leasehold improvements	795	795
Construction in progress	102	268

	37,743	36,698
Less: Accumulated depreciation and amortization	(24,343)	(22,782)

	$13,400	$13,916

Depreciation and amortization expense for property and equipment was $1.6 million and $1.8 million for the three months ended March 30, 2008 and April 1, 2007, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $3.8 million as of March 30, 2008 and December 30, 2007. Related accumulated depreciation and amortization of these assets was $3.6 million and $3.5 million as of March 30, 2008 and December 30, 2007, respectively.

Note 6. Intangible Assets

The carrying amount of intangible assets as of March 30, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(4,376)	$5,418	3
Patents/core technology	2,000	(1,062)	938	4
Trademarks	1,000	(453)	547	5
Customer relationships	5,730	(1,456)	4,274	4
Order backlog	1,910	(1,378)	533	0.5
Non-competition agreement	100	(71)	29	3

Total acquired intangible assets	$20,535	$(8,796)	$11,739

The carrying amount of intangible assets as of December 30, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(3,156)	$2,989	4
Patents/core technology	2,000	(938)	1,062	4
Trademarks	1,000	(400)	600	5
Customer relationships	3,070	(1,195)	1,875	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(62)	38	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

Total acquired intangible assets	$19,109	$(12,545)	$6,564

For the three months ended March 30, 2008 and April 1, 2007, the amortization of intangible assets was $1.8 million and $1.2 million, respectively. The estimated future amortization of purchased intangible assets as of March 30, 2008 is as follows (in thousands):

Remaining 2008	$4,495
2009	4,963
2010	2,073
2011	208

$11,739

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2008	December 30, 2007
Accrued compensation and related benefits	$3,360	$4,089
Accrued rebates	3,516	3,876
Accrued professional fees	1,308	1,590
Warranty accrual	1,172	1,055
Restructuring	866	1,660
Other accrued liabilities	3,413	3,101

	$13,635	$15,371

The following table summarizes the activity related to the warranty accrual (in thousands):
	Three Months Ended
	March 30, 2008	April 1, 2007
Balance, beginning of period	$1,055	$2,774
Accrual for warranties during the period	452	—
Usage during the period	(335)	(393)

Balance, end of period	$1,172	$2,381

Note 8. Restructuring

During the third quarter of 2007, the Company implemented a restructuring program. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 15 employees, including four members of senior management. The Company expects the remaining severance and benefits and software tool costs to be paid in 2008.

A summary of the Company’s restructuring activity is as follows (in thousands):

	Severance and benefits	Software tools
Balance as of December 30, 2007	$132	$1,528
Cash payments	(132)	(662)

Balance as of March 30, 2008	$—	$866

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended March 30, 2008 and April 1, 2007 was $0.3 million and $0.3 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of March 30, 2008 under non-cancelable leases with original terms in excess of one year are $1.2 million for the remainder of 2008, $1.2 million in 2009, $0.7 million in 2010 and $0.2 million in 2011.

Purchase Commitments

In June and October 2007, the Company entered into three software development agreements and agreed to pay $1.1 million for the remainder of 2008. In July 2007, the Company entered into a technology access agreement and agreed to pay $1.5 million for the remainder of 2008 and $0.5 million in 2009. As of March 30, 2008, the Company had $4.6 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions was heard on January 16, 2008. On March 10, 2008, the Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The matter is now pending before the Court. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements.

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

Note 10. Significant Customer Information and Segment Reporting

SFAS 131, Disclosures about Segments of an Enterprise and Related Information establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended
	March 30, 2008	April 1, 2007
Asia	$16,794	$14,060
Europe	11,388	7,411
North America	1,515	3,197

	$29,697	$24,668

The Company divides its products into two product families: Access and Gateway. Access includes products that carriers deploy in the central office or remote terminal while Gateway includes products that are deployed into the residence. Revenue by product family is as follows (in thousand):

	Three Months Ended
	March 30, 2008	April 1, 2007
Access	$16,345	$12,663
Gateway	13,352	12,005

	$29,697	$24,668

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) as of March 30, 2008 and December 30, 2007 was as follows (in thousands):

	March 30, 2008	December 30, 2007

United States	$8,387	$8,708
Asia	4,353	4,598
Other	660	610

	$13,400	$13,916

MANAGEMENT’S DISCUSSION AND ANALYSIS

OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in Part II, Item 1.A “Risk Factors” in this quarterly report on Form 10-Q. Generally, the words “anticipate,” “expect,” “intend,” “believe” and similar expressions identify forward-looking statements. These forward-looking statements include, without limitation, our expectation that a small number of OEMs will continue to account for a substantial portion of our revenue; our existing and expected cash, cash equivalents and cash flows will be sufficient to meet our anticipated cash needs for at least the next twelve months; our belief in the effectiveness of our internal controls; our expectation that significant customer concentration in a small number of OEM customers will continue for the foreseeable future; our expectation that our foreign currency exposure will increase as our operations in India and other countries expand; and future costs and expenses and financing requirements. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended December 30, 2007, contained in our Annual Report on Form 10-K filed on February 22, 2008.

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband. We develop and market end-to-end solutions for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. Our solutions power digital subscriber line access multiplexers (DSLAMs), optical network units (ONUs), concentrators, customer premise equipment, modems and residential gateways for leading network equipment manufacturers. Our products have been deployed by carriers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSL products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading solutions thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to carriers. We also sell to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $85.1 million in 2005, $134.7 million in 2006 and $107.5 million in 2007

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due the concentration of our revenue among a few significant customers. For instance, in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, carriers purchase equipment based on planned deployment. However, carriers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

Furthermore, our future revenue growth depends upon new carriers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when carriers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and carriers do not always share all of the information available to them regarding qualification and deployment decisions. Two current situations exemplify the uncertain nature of future deployments. First, a carrier began to deploy a platform including our products, but was unable to deploy at the rate we initially estimated based upon our discussions with the carrier. Second, we are working to win a new carrier design. The carrier delayed their qualification process by a few weeks. Both of these situations caused our second quarter revenue projection to be lower than originally anticipated.

Counterbalancing the possible longer-term effects of carriers’ deployment delays and pending design wins, we continue to explore new business opportunities for 2008 that were not incorporated into our original plans for 2008. Accordingly, we are unable to quantify the likely cumulative effect of these developments on previous revenue guidance for the full 2008 fiscal year.

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

In February 2008, we purchased the DSL technology and related assets from Centillium Communications, Inc. for approximately $11.9 million in cash. The team of engineers, DSL products, technology, patents and other intellectual property allow us to extend our market leadership as well as accelerate our digital home initiatives and next generation VDSL2 development.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 30, 2007, and have not changed materially as of March 30, 2008.

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

Revenue increased by $5.0 million, or 20%, to $29.7 million in the three months ended March 30, 2008 from $24.7 million in the three months ended April 1, 2007. The majority of the increase relates to an approximate 35% increase in units shipped, offset by roughly a 10% decrease in average sales price. We experienced significant unit growth in Europe as a number of carriers began to deploy VDSL2 solutions, which accounted for the majority of the increase in revenue from Europe. Additionally, in the first quarter of last year, there was a correction in Japan as carriers slowed orders as they lowered their existing equipment levels. Orders from Japan returned to a more normal volume in 2008 and resulted in the increase in Asia revenue from the year ago period.

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

Our Direct Customer	OEM Customer	Percentage of our Revenue for Three Months Ended
		March 30, 2008	April 1, 2007
Paltek Corporation	Sumitomo Electric Industries	21%	*	%
Altima	Sumitomo Electric Industries	*	11
Alcatel-Lucent and its CMs	Alcatel-Lucent	20	*
NEC Corporation of America	NEC Corporation (Magnus)	19	31
Sagem	Sagem	18	24
Uniquest	Various	12	*

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended
	March 30, 2008	April 1, 2007
Asia	57%	57%
Europe	38	30
North America	5	13

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. Revenue from Asia as a percentage of overall revenue has remained consistent year over year; however, it increased in absolute dollars as our Japanese customers worked through an inventory correction and our Korean customers completed their product transition in 2007. Revenue from Europe increased in absolute dollars and as a percentage of total revenue as Alcatel-Lucent ramped their production as carriers began to deploy more VDSL products.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	March 30, 2008	April 1, 2007
Access	55%	51%
Gateway	45	49

The change in mix is primarily attributed to increased sales of our Access products in Europe.

Cost and Operating Expenses

	Three Months Ended
	March 30, 2008	April 1, 2007	% Change
	(In millions)
Cost of revenue	$17.6	$15.3	15%
Research and development	11.7	12.6	(8)
Sales, general and administrative	5.9	7.1	(17)

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	March 30, 2008	April 1, 2007
Cost of revenue	59%	62%
Research and development	39	51
Sales, general and administrative	20	29

Cost of Revenue. Our cost of revenue consists primarily of cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue increased to $17.6 million for the three months ended March 30, 2008 as compared to $15.3 million for the three months ended April 1, 2007. The increase is due to increased sales as compared to the same period last year. Our gross margins were 41% for the three months ended March 30, 2008 as compared to 38% for the three months ended April 1, 2007. The increase in gross margins is primarily a result of favorable prices from our suppliers as well as sales of previously written off inventory.

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

Research and development expenses decreased $0.9 million, or 8%, to $11.7 million for the three months ended March 30, 2008 as compared to $12.6 million for the three months ended April 1, 2007. The change was primarily attributed to a $0.8 million decrease in software and depreciation costs as a result of our outsourcing back-end physical design, a $0.3 million decrease in stock based compensation and a $0.2 million decrease in design and tape-out costs. These decreases were offset by a $0.3 million increase in in-process research and development charges as a result of the Centillium DSL acquisition and a $0.1 million increase in personnel costs.

As of March 30, 2008, we had 189 people engaged in research and development of whom 97 were located in India, 82 were located in the United States and 10 were located in France. As of April 1, 2007, we had 168 people engaged in research and development of whom 89 were located in India and 79 were located in North America.

Selling, general and administrative expenses. Selling, general and administrative, or SG&A, expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses decreased by $1.2 million for the three months ended March 30, 2008, or 17%, to $5.9 million as compared to $7.1 million for the three months ended April 1, 2007. The decrease is primarily attributed to a $0.5 million decrease in legal fees, a $0.4 million decrease in audit and accounting expenses, a $0.4 million decrease in stock based compensation, a $0.3 million decrease in personnel costs, offset by a $0.3 million increase in amortization of acquisition related intangible assets as a result of the Centillium DSL acquisition. As of March 30, 2008, SG&A headcount was 89, which compares to 83 at April 1, 2007.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income, net decreased to $0.8 million for the three months ended March 30, 2008 as compared to $1.3 million for the three months ended April 1, 2007. The decrease was due to our lower cash, cash equivalents and investments balances as well as a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes. The provision for income taxes was $0.1 million for the three months ended March 30, 2008 and April 1, 2007. Our income tax provision for the remainder of 2008 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Net Loss

As a result of the above factors, we had a net loss of $4.8 million for the three months ended March 30, 2008 as compared to a net loss of $9.1 million for the three months ended April 1, 2007.

Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by $9.3 million to $81.7 million as of March 30, 2008 as compared to $91.0 million as of December 30, 2007. This decrease was primarily due to the Centillium DSL acquisition for $11.9 million in cash, offset by cash provided by operating activities totaling $3.0 million. As of March 30, 2008, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended March 30, 2008 and April 1, 2007:

	March 30, 2008	April 1, 2007
	(In millions)
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$65.1	$49.3
Net cash provided (used) by operating activities	3.0	(6.2)
Net cash provided (used) by investing activities	(9.2)	0.3
Net cash provided by financing activities	0.2	0.2

Cash and cash equivalents - end of period	$59.1	$43.6

Operating Activities

For the three months ended March 30, 2008, we generated $3.0 million in net cash from operating activities, while incurring a net loss of $4.8 million. Included in the net loss was approximately $6.5 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows also benefited from a decrease in inventory of $4.9 million and a decrease in accounts receivable of $2.6 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments. The decrease in accounts receivable was primarily due to more linearity of sales in the quarter. These sources of operating cash flows were offset primarily by a decrease in accounts payable and accrued liabilities of $6.0 million. The decrease in accounts payable and accrued liabilities was primarily due a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

For the three months ended April 1, 2007, we used $6.2 million in net cash from operating activities, while incurring a net loss of $9.1 million. Included in the net loss was approximately $6.4 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $2.2 million and a decrease in accounts receivable of $0.8 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments as well as the acceptance of our fifth generation products in Japan. The decrease in accounts receivable was primarily due to more linearity of sales in the quarter. These sources of operating cash flows were offset by an increase in prepaid expenses and other assets of $2.1 million and a decrease in accounts payable and accrued liabilities of $4.3 million. The increase in prepaid expenses and other assets was primarily due to a non-trade receivable related to the NPA acquisition as well as prepaid rental fees. The decrease in accounts payable and accrued liabilities was primarily due to the payment of a $1.5 million settlement with a customer, restructuring payments totaling $0.6 million, decrease in payroll related accruals of $0.8 million and various other payments in the ordinary course of business.

Investing Activities

We used net cash in investing activities of $9.2 million for the three months ended March 30, 2008, primarily in the Centillium DSL acquisition totaling $11.9 million and various fixed assets totaling $0.3 million, offset by a net sale of short-term investments totaling $3.0 million. We generated net cash from investing activities of $0.3 million for the three months ended April 1, 2007, primarily from net sale of short-term investments of $1.9 million offset by $1.6 million in purchases of property and equipment.

We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook. We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Beginning in the third quarter of 2007, $7.2 million of our auction rate securities failed to sell at auction, which we believe these securities are temporarily illiquid. We have recorded a $0.6 million unrealized holding loss related to these securities within accumulated other comprehensive loss as a separate component of stockholders’ equity. Depending on future facts and circumstances as they occur, we may increase this unrealized holding loss or we may record a realized loss if we believe the decrease in the fair value of the securities is not other than temporary. We have used cash to acquire businesses and technologies that enhance and expand our product offering and, we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

Financing Activities

Our financing activities provided $0.2 million for the three months ended March 30, 2008 and April 1, 2007, resulting from proceeds related to the exercise of employee stock options in 2008 and 2007 and payments made on capital lease obligations in 2007. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of March 30, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2008	2009 and 2010	2011 and Thereafter
Operating lease payments	$3.3	$1.2	$1.9	$0.2
Restructuring payments	0.9	0.9	—	—
Inventory purchase obligations	4.6	4.6	—	—
Access to technology	2.0	1.5	0.5	—
Software development agreements	1.2	1.2	—	—

	$12.0	$9.4	$2.4	$0.2

For the purpose of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements. Access to technology represents an agreement under which we have the right to use specific technology from a third party for a period of three years. Other obligations represent minimum royalty payments with a supplier.

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

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of March 30, 2008, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities and commercial paper. All investments are carried at market value.

As of March 30, 2008, we had cash, cash equivalents and investments totaling $81.7 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one percent, the effect would be to increase/decrease investment income by $0.3 million.

Investment Risk

Our marketable securities portfolio as of March 30, 2008 was $78.9 million and approximately 8% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the third quarter of fiscal year 2007, certain auction rate securities failed auction and did not sell. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss of approximately $0.6 million at March 30, 2008 related to these auction rate securities. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for less than 12 months. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

We have classified the auction rate securities as Level 3 under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements. We valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include the stated coupon rate on the note and two unobservable inputs; an estimated maturity date of four years and an estimated discount rate. We estimated the maturity date based on how long it took past events to resolve in the market place, such as the 1998 failure of Long-Term Capital Management and also current events such as the possible U.S. recession. The discount rate is an estimate of what we believe the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries that our customers operate in would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect to begin mitigating our foreign currency risk in the second quarter of 2008 by entering forward currency purchasing contracts to assure greater predictability with respect to our operating costs in India and France, where we pay our employee salaries and other expenses in Rupees and Euros, respectively. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

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

There was no change in our internal control over financial reporting during the quarter ended March 30, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this quarterly report on Form 10-Q, and in our other filings with the SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Business

Our quarterly operating results, including revenue and expense levels, have fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication carriers’ capital spending cycles, the design win process as well as other factors. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. As was widely reported in the first half of this decade, the telecommunications industry experienced, and may again experience, a pronounced downturn. These downturns are characterized by decreases in product demand and excess inventories held by our customers, OEMs, and their customers, the telecommunications service providers (also called “carriers”). To respond to these downturns, many carriers slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. We are aware of such deployment delays currently occurring with a new carrier in Japan.

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. In the first quarter of 2005 and fourth quarter of 2006, we experienced quarter-over-quarter revenue declines of 33% and 43%, respectively, over the prior quarters. Furthermore, as a general trend, capital spending by carriers tends to be flat to down in the first calendar quarter of the year.

We win supply relationships by working with OEMs and service providers to have our semiconductors designed into systems that will be deployed over multiples quarters. At any given time, as is currently the case, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected.

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

Since inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past nine quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. In addition, we had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $4.8 million for the quarter ended March 30, 2008 and have an accumulated deficit of $147.4 million as of March 30, 2008. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again, and even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

Our success is dependent upon achieving design wins into commercially successful OEM and ODM systems.

        Our products are generally incorporated into our OEM and Original Design Manufacturer (“ODM”) customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

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

The products we develop and sell are subject to rapid declines in average selling prices due to competitive pressures and business objectives, including lowering average selling prices in order to increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect that we will reduce prices again in the future. Offering reduced prices to one customer could likely impact our average selling prices to all customers. Our financial results will suffer if we are unable to offset any future reductions in our average selling prices by increasing our sales volumes, or by reducing our cost and expenses or by developing new or enhanced products on a timely basis that bear higher selling prices.

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

Our Direct Customer	OEM Customer	Year Ended December 31, 2006		Year Ended December 30, 2007		Three Months Ended March 30, 2008
Paltek Corporation	Sumitomo Electric Industries	*	%	*	%	21%
Altima Corporation	Sumitomo Electric Industries	19		12		*
Alcatel-Lucent and its contract manufacturers(a)	Alcatel-Lucent	*		*		20
NEC Corporation of America	NEC Corporation (Magnus)	23		29		19
Sagem	Sagem	23		20		18
Uniquest	Various	22		11		12

*	Less than 10%
(a)	Alcatel and Lucent Technologies, prior to and subsequent to their 2007 merger, accounted for a combined 3% and 10% of our revenue in 2006 and 2007, respectively.

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

We have historically derived a substantial amount of our revenue from Japan and Korea, and a majority of our network processing revenue comes from a single customer in Europe. If we fail to further diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

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

In the past year, we have experienced a turnover in several senior management positions, and we may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

Our Chief Executive Officer, Michael Ricci, joined the company in early June 2007. In addition, in June and July of 2007, we hired a General Counsel, a Vice President of Operations and a Vice President of Engineering. In January 2008, our Vice President and General Manager of Gateway Products Group resigned; and the Vice President of Marketing for our Access Products Group resigned in March 2008. In April 2008, we hired a General Manager and a Vice President of Software Engineering. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the Company’s processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and the expected volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We are a fabless semiconductor company in that we do not own or operate a fabrication or manufacturing facility. Currently, seven wafer foundries and three outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan, and the United States manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

As indicated above, our use of seven independent wafer foundries to manufacture all of our semiconductor products exposes us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

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

Defects in our products may not be always detected by the testing process performed by our subcontractors or by our own staff. Those defects can result from a variety of causes, including but not limited to manufacturing problems or intellectual property licensed from third parties. If defects are discovered after we have shipped our products, we have and could continue to experience warranty and consequential damages claims from our customers.

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

We incorporate third party intellectual property into our products. That intellectual property consists of elements of the semiconductor, such as the processor core, standard external interfaces, as well as applications that run on our products. From time to time, our customers have discovered errors or defects arising from these third party intellectual property designs. We and our contract manufacturers attempt to catch these defects in the testing process, but are not always successful. If we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of, future orders and business with our customers. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have designed our products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron, 0.13 micron, 0.09 micron (or 90 nanometer) and 0.065 micron (or 65 nanometer) geometrical processes. We may migrate some of our current products to smaller geometrical process technologies, and over time, we are likely to migrate to even smaller geometries. The smaller geometry generally reduces our production and packaging costs, which may enable us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products, to develop new and more complex quality assurance tests and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to our customers, which would have a negative impact on our sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that we offer frequently contain defects (commonly referred to as “bugs”), particularly when they are first introduced or as new versions are released. In the past, we have experienced, and may in the future experience, defects or bugs in our products. These defects or bugs may originate in third party intellectual property incorporated into our products as well as in technology or software designed by Ikanos’ engineers. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged; and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

We recently completed a purchase of certain DSL assets from Centillium Communications, and if we are not successful in integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

In February 2008, we completed the acquisition of DSL assets from Centillium Communications, Inc. Through this acquisition, we added approximately 30 employees, acquired Centillium’s DSL business, including nearly 60 patents and patent applications, and assumed responsibility for filling orders and supporting installed products with customers principally in Japan and Europe. This acquisition, and the associated integration of people, technology and customers, has taken some of management’s time and may require further effort. The revenue of the acquired business has been highly concentrated among a limited number of customers, some of which were Ikanos customers prior to the acquisition. If our efforts to integrate people and technology are unsuccessful, if we are unable to retain the newly acquired customers, or if this acquisition negatively impacts our relationship with our current customers, our financial results could be adversely affected.

Acquisitions, strategic partnerships, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to continue to pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in 2006, we completed the NPA acquisition. This transaction consumed significant management attention, added to our expenses and used $32.7 million in cash. In February 2008, we purchased certain DSL assets from Centillium for approximately $11.9 million in cash. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur substantial debt. Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSLx or VDSL-like technology, PON and network processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp, Teknovus, Thomson S.A., and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 97% of our revenue for the three months ended March 31, 2008 and 94% of our revenue for the year ended December 30, 2007 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Fluctuations in exchange rates between and among the Euro, the Indian rupee, the Japanese yen, the Korean won, the Singapore dollar and the U.S. dollar, and, as well as other currencies in which we do business, may adversely affect our operating results.

We maintain extensive operations internationally. We have large offices in Bangalore and Hyderabad, India and other offices in France, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars; if recent trends were to change, an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results.

Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates. We currently intend to implement a forward currency purchase hedging strategy; however, not every exposure is or can be hedged, and, where hedges are put in place based on expected foreign exchange exposure, they are based on forecasts which may vary or which may later prove to have been inaccurate. Failure to hedge successfully or anticipate currency risks properly could adversely affect our operating results. We cannot predict future currency exchange rate changes.

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

Our marketable securities portfolio, which totals $78.9 million at march 30, 2008, includes auction rate securities of $7.2 million (at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded a temporary impairment within other comprehensive income (loss), a component of stockholders' equity, of approximately $0.6 million at March 30, 2008 related to these auction rate securities. Although we believe that the decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be permanent, which would result in a loss being recognized in our statement of operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of December 31, 2006 to March 30, 2008 ranged from a low of $3.81 to a high of $9.45.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions were heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The matter is now pending before the Court. We cannot predict the likely outcome of this litigation. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition, cash flows and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

The recently-announced decision to repurchase up to $10 million of the Company’s common stock may not be positively received by investors or may not occur at all.

Our Board of Directors recently authorized a new program to repurchase shares of our outstanding common stock having an aggregate value of up to $10 million, as opportunities arise and depending upon market conditions and other factors. The timing, amount and nature of the stock repurchases will be at the discretion of management. Our Board of Directors authorized the repurchase program based upon the belief that it is an appropriate use of the Company’s cash, and a benefit to stockholders. The program, as authorized by the Board does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time at management’s sole discretion. Repurchases under the new program may be made in open market or privately negotiated transactions in compliance with applicable legal requirements., Certain factors, including a substantial increase in the stock price or an unexpected competing cash requirement may prevent us from executing all or a portion of this repurchase program.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of April 23, 2008, we had approximately 29.7 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

IKANOS COMMUNICATIONS, INC.

Dated: May 7, 2008	By:	/s/ Michael A. Ricci
Michael A. Ricci
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 7, 2008	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 30, 2008

Exhibit Number	Description

10.1	Summary of Registrant’s 2008 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008 (File No. 000-51532).

10.2*	2008 Sales Compensation Plan for the Vice President of Worldwide Sales.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.