Form 10-Q
period 2008-06-29
IKANOS COMMUNICATIONS
filed 2008-08-08
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 28,500,678 as of July 23, 2008.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	June 29, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$41,465	$65,126
Short-term investments	29,307	18,846
Accounts receivable, net of allowances of $20 and $64, respectively	15,081	17,081
Inventories	12,934	13,025
Prepaid expenses and other current assets	2,877	3,192

Total current assets	101,664	117,270
Long-term investments	6,468	7,001
Property and equipment, net	11,934	13,916
Intangible assets, net	10,063	6,564
Goodwill	7,397	6,247
Other assets	3,007	2,158

	$140,533	$153,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,276	$12,852
Accrued liabilities	12,259	15,371

Total current liabilities	24,535	28,223
Commitments and contingencies (Note 9)
Stockholders’ equity	115,998	124,933

	$140,533	$153,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Revenue	$29,855	$25,658	$59,552	$50,326
Cost of revenue (1)	16,420	14,614	34,053	29,870

Gross margin	13,435	11,044	25,499	20,456

Operating expenses:
Research and development (2)	11,571	12,421	23,234	25,032
Selling, general and administrative (3)	6,270	7,027	12,140	14,141

Total operating expenses	17,841	19,448	35,374	39,173

Loss from operations	(4,406)	(8,404)	(9,875)	(18,717)
Interest income, net	466	1,344	1,242	2,625

Loss before provision for income taxes	(3,940)	(7,060)	(8,633)	(16,092)
Provision for income taxes	33	102	124	154

Net loss	$(3,973)	$(7,162)	$(8,757)	$(16,246)

Basic and diluted net loss per share:
Net loss per share	$(0.14)	$(0.25)	$(0.30)	$(0.58)

Weighted average number of shares, basic and diluted	29,308	28,404	29,426	28,209

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$118	$62	$237	$87
(2) Research and development	1,471	1,921	3,042	3,746
(3) Selling, general and administrative	1,029	1,510	2,154	2,987

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	June 29, 2008	July 1, 2007
Cash flows from operating activities:
Net loss	$(8,757)	$(16,246)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,434	3,655
Stock-based compensation expense	5,433	6,820
Amortization of intangible assets and acquired technology	3,521	1,969
Purchased in-process research and development	310	—
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	2,000	2,720
Inventories	2,942	1,716
Prepaid expenses and other assets	(534)	(1,545)
Accounts payable and accrued liabilities	(4,422)	(6,857)

Net cash provided (used) by operating activities	3,927	(7,768)

Cash flows from investing activities:
Purchases of property and equipment	(661)	(2,187)
Purchases of investments	(217,201)	(31,338)
Maturities and sales of investments	206,687	30,035
Acquisitions	(11,918)	—

Net cash used by investing activities	(23,093)	(3,490)

Cash flows from financing activities:
Repurchases of common stock	(5,205)	—
Net proceeds from issuances of common stock and exercise of stock options	710	1,273
Payments of obligations under capital lease	—	(409)
Collection of notes receivable from stockholder	—	19

Net cash provided (used) by financing activities	(4,495)	883

Net decrease in cash and cash equivalents	(23,661)	(10,375)
Cash and cash equivalents at beginning of period	65,126	49,329

Cash and cash equivalents at end of period	$41,465	$38,954

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 29, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008 or for any other future period.

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

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements , which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157 ) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our condensed consolidated financial position, results of operations or cash flows. See Note 3. Investments and Fair Value Measurements.

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

In April 2008, the FASB adopted FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The adoption of SFAS 142-3 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The adoption of SFAS 162 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Four customers represented 27%, 27%, 16% and 14% of accounts receivable at June 29, 2008. Three customers represented 28%, 18% and 14% of accounts receivable at December 30, 2007. Five customers accounted for 26%, 26%, 16%, 12% and 10% of revenue for the three months ended June 29, 2008. Five customers accounted for 23%, 22%, 17%, 16% and 11% of revenue for the six months ended June 29, 2008. Four customers accounted for 29%, 20%, 18% and 17% of revenue for the three months ended July 1, 2007. Four customers accounted for 30%, 22%, 14% and 13% of revenue for the six months ended July 1, 2007.

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

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above, factors described in the section titled “Item 1A. Risk Factors” or other factors.

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007
Net loss	$(8,757)	$(16,246)
Other comprehensive income–unrealized loss on marketable securities	(586)	(78)

Comprehensive loss	$(9,343)	$(16,324)

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

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Net loss	$(3,973)	$(7,162)	$(8,757)	$(16,246)

Weighted average shares outstanding	29,308	28,446	29,426	28,251
Weighted average unvested shares of common stock subject to repurchase	—	(42)	—	(42)

Total shares – basic and diluted	29,308	28,404	29,426	28,209

Basic and diluted net loss per share	$(0.14)	$(0.25)	$(0.30)	$(0.58)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Anti-dilutive securities:
Weighted average restricted stock units	1,756	1,391	1,607	1,237
Weighted-average options to purchase common stock	2,005	2,901	2,095	3,008

	3,761	4,292	3,702	4,245

Note 2. Business Combinations

Centillium DSL Acquisition

In February 2008, the Company purchased certain DSL technology and related assets from Centillium Communications, Inc. for $11.9 million in cash, including $0.1 million in transaction costs and the assumption of liabilities of $0.2 million. The results of operations from the assets acquired in the Centillium DSL acquisition have been included in the Company’s consolidated statement of operations from the date of the acquisition

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. Subsequent to the acquisition, certain adjustments were made to the carrying value of certain tangible and intangible assets. Specifically, acquired inventory was reduced in value with a corresponding increase in goodwill. The allocation of the purchase price for this acquisition as of the date of closing is as follows (in thousands):

	As of Date of acquisition	Adjustments	June 29, 2008
Acquired intangible assets:
Existing technology	$3,650	$—	$3,650
Customer relationships	2,660	—	2,660
Order backlog	710	—	710
Goodwill	273	877	1,150
Purchased in-process research and development (IPR&D)	310	—	310

Total acquired intangible assets	7,603	877	8,480
Tangible assets acquired	4,520	(877)	3,643
Assumed liabilities	(205)	—	(205)

	$11,918	$—	$11,918

Tangible assets acquired of $3.6 million consisted primarily of inventory and fixed assets and were assigned a fair value as of the date of acquisition based on the expected selling price and replacement value, respectively. As discussed further below, the identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141 , Business Combinations, FASB Interpretation (FIN) 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method and other relevant guidance. The Company believes that these identified intangible assets have no residual value.

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

Purchased IPR&D: IPR&D of $0.3 million was recorded as research and development expense for the three months ended March 30, 2008, in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. There was one IPR&D project as of the acquisition date and it was discontinued as of March 30, 2008. The Company valued the IPR&D using the income approach and a DCF model with a discount rate of 32%.

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

Year Ended December 30, 2007
Pro forma total revenue	$131,467
Pro forma net loss	(39,464)
Pro forma net loss per share – basic and diluted	(1.38)
Pro forma weighted average basic and diluted shares	28,626

Note 3. Investments and Fair Value Measurements

The following is a summary of the Company’s short-term investments (in thousands):

	June 29, 2008
	Cost	Gross Unrealized Gains		Gross Unrealized Losses	Estimated Fair Value
U.S. government agencies	$14,869	$		$(14)	$14,855
Corporate bonds and notes	14,410		42	—	14,452

Total short-term investments	$29,279		$42	$(14)	$29,307

Long-term investments - auction rate securities	$7,200		$—	$(732)	$6,468

	December 30, 2007
	Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. treasury and other U.S. government agencies	$8,496	$14	$—	$8,510
Corporate bonds and notes	10,269	67	—	10,336

Total short-term investments	$18,765	$81	$—	$18,846

Long-term investments - auction rate securities	$7,200	$—	$(199)	$7,001

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Beginning in the third quarter of 2007, $7.2 million of auction rate securities failed to sell at auction and are classified as long-term investments because the Company cannot determine whether a successful auction will occur in the next twelve months. The funds related to these securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured (beginning in 2024). In accordance with SFAS 115, the Company has recorded an unrealized holding loss of $0.7 million within accumulated other comprehensive loss as a separate component of stockholders’ equity as it believes that the impairment is temporary and that it has the intent and ability to hold the securities until a successful auction occurs.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of June 29, 2008 is (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$8,232	$—	$—	$8,232
Commercial paper (1)	—	11,885	—	11,885
U.S. government agencies (2)	—	34,448	—	34,448
Corporate bonds and notes	—	14,452	—	14,452
Auction rate securities	—	—	6,468	6,468

	$8,232	$60,785	$6,468	$75,485

(1)	These marketable securities are classified as cash equivalents.

(2)	U.S. government agencies include $19.6 million in marketable securities classified as cash equivalents.

The Company valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include an estimated maturity date of four to ten years, the stated coupon rate and an estimated discount rate. The Company estimated the maturity date based on how long it took past events to resolve in the market place, such as the 1998 failure of Long-Term Capital Management and also current events such as the possible U.S. recession. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. No amounts have been included in our results as of June 29, 2008. Changes in our Level 3 securities for the six months ended June 29, 2008 are as follows:

Level 3
Balance at December 30, 2007	$7,001
Total gains or losses (realized/unrealized)
Included in earnings	—
Included in other comprehensive income	(533)
Purchases, issuances, and settlements	—
Transfers in and/or out of Level 3	—

Balance at June 29, 2008	$6,468

Note 4. Inventories

Inventories consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Finished goods	$4,531	$3,966
Work-in-process	7,074	8,734
Purchased parts and raw materials	1,329	325

	$12,934	$13,025

Note 5. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Machinery and equipment	$19,154	$18,081
Software	12,360	12,400
Computer equipment	4,672	4,289
Furniture and fixtures	877	865
Leasehold improvements	796	795
Construction in progress	88	268

	37,947	36,698
Less: Accumulated depreciation and amortization	(26,013)	(22,782)

	$11,934	$13,916

Depreciation and amortization expense for property and equipment was $1.9 million and $1.8 million for the three months ended June 29, 2008 and July1, 2007, respectively. Depreciation and amortization expense for property and equipment was $3.4 million and $3.7 million for the six months ended June 29, 2008 and July1, 2007, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $3.8 million as of June 29, 2008 and December 30, 2007. Related accumulated depreciation and amortization of these assets was $3.6 million and $3.5 million as of June 29, 2008 and December 30, 2007, respectively.

Note 6. Intangible Assets

The carrying amount of intangible assets as of June 29, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(5,139)	$4,656	3
Patents/core technology	2,000	(1,188)	812	4
Trademarks	1,000	(507)	493	5
Customer relationships	5,730	(1,827)	3,903	4
Order backlog	1,910	(1,732)	178	0.5
Non-competition agreement	100	(79)	21	3

Total acquired intangible assets	$20,535	$(10,472)	$10,063

The carrying amount of intangible assets as of December 30, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(3,156)	$2,989	4
Patents/core technology	2,000	(938)	1,062	4
Trademarks	1,000	(400)	600	5
Customer relationships	3,070	(1,195)	1,875	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(62)	38	3
Transition services	594	(594)	—	1
Favorable supply arrangement	5,000	(5,000)	—	1

Total acquired intangible assets	$19,109	$(12,545)	$6,564

For the three months ended June 29, 2008 and July 1, 2007, the amortization of intangible assets was $1.7 million and $0.8 million, respectively. For the six months ended June 29, 2008 and July 1, 2007, the amortization of intangible assets was $3.5 million and $2.0 million, respectively. The estimated future amortization of purchased intangible assets as of June 29, 2008 is as follows (in thousands):

Remaining 2008	$2,819
2009	4,963
2010	2,073
2011	208

$10,063

Note 7. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 29, 2008	December 30, 2007
Accrued compensation and related benefits	$4,121	$4,089
Accrued rebates	2,771	3,876
Accrued professional fees	1,374	1,590
Warranty accrual	869	1,055
Restructuring	657	1,660
Other accrued liabilities	2,467	3,101

	$12,259	$15,371

The following table summarizes the activity related to the warranty accrual (in thousands):

	Six Months Ended
	June 29, 2008	July 1, 2007
Balance, beginning of period	$1,055	$2,774
Accrual for warranties during the period	526	363
Usage during the period	(712)	(1,539)

Balance, end of period	$869	$1,598

Note 8. Restructuring

During the third quarter of 2007, the Company implemented a restructuring program. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 15 employees, including four members of senior management. The Company expects the remaining severance and benefits and software tool costs to be paid in 2008.

A summary of the restructuring activity is as follows (in thousands):

	Severance and benefits	Software tools
Balance as of December 30, 2007	$132	$1,528
Cash payments	(132)	(871)

Balance as of June 29, 2008	$—	$657

Note 9. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended June 29, 2008 and July 1, 2007 was $0.4 million and $0.3 million, respectively. Rent expense for the six months ended June 29, 2008 and July 1, 2007 was $0.7 million and $0.6 million, respectively The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of June 29, 2008 under non-cancelable leases with original terms in excess of one year are $0.8 million for the remainder of 2008, $1.3 million in 2009, $0.7 million in 2010 and $0.2 million in 2011.

Purchase Commitments

In June and October 2007, the Company entered into three software development agreements and agreed to pay $0.8 million for the remainder of 2008. In July 2007, the Company entered into a technology access agreement and agreed to pay $1.0 million for the remainder of 2008 and $0.5 million in 2009. As of June 29, 2008, the Company had $4.3 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions was heard on January 16, 2008. On March 10, 2008, the Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The court denied plaintiffs’ motion to reconsider, and on July 9, 2008 plaintiffs appealed the Court’s order dismissing with prejudice. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Asia	$19,342	$18,244	$36,136	$32,304
Europe	9,226	6,273	20,614	13,684
North America	1,287	1,141	2,802	4,338

	$29,855	$25,658	$59,552	$50,326

The Company divides its products into two product families: Access and Gateway. Access includes products that carriers deploy in the central office or remote terminal while Gateway includes products that are deployed into the residence. Revenue by product family is as follows (in thousand):

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Access	$16,710	$13,888	$33,055	$26,551
Gateway	13,145	11,770	26,497	23,775

	$29,855	$25,658	$59,552	$50,326

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	June 29, 2008	December 30, 2007
United States	$7,250	$8,708
Asia	4,067	4,598
Other	617	610

	$11,934	$13,916

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Furthermore, our future revenue growth depends upon new carriers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when carriers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and carriers do not always share all of the information available to them regarding qualification and deployment decisions. Two current situations exemplify the uncertain nature of future deployments. First, a carrier began to deploy a platform including our products, but temporarily put the deployment on hold due to a regulatory constraint. Second, we are working to win a new carrier design. The carrier delayed their qualification process by a few months. Both of these situations caused our revenue projection to be lower than originally anticipated.

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

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 30, 2007, and have not changed materially as of June 29, 2008.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers.

Revenue increased by $4.2 million, or 16%, to $29.9 million in the three months ended June 29, 2008 from $25.7 million in the three months ended July 1, 2007. The majority of the increase relates to an approximate 22% increase in units shipped, offset by roughly a 4% decrease in average sales price. Revenue increased by $9.3 million, or 18%, to $59.6 million in the six months ended June 29, 2008 from $50.3 million in the six months ended July 1, 2007. The majority of the increase for the 6 months this year compared to prior year relates to an approximate 30% increase in units shipped, offset by roughly a 9% decrease in average sales price. For both the three months and six months ended June 29, 2008 as compared to the same periods in the prior year, we experienced significant unit growth in Europe as a number of carriers began to deploy VDSL2 solutions, which accounted for the majority of the increase in revenue from Europe. Additionally, in the first quarter of last year, there was a correction in Japan as OEMs slowed orders as they lowered their existing equipment levels. Orders from Japan returned to a more normal volume in 2008 and resulted in the increase in Asia revenue from the year ago periods.

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

		Three Months Ended		Six Months Ended
Our Direct Customer	OEM Customer	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Paltek Corporation	Sumitomo Electric Industries	26%	* %	23%	* %
Altima	Sumitomo Electric Industries	* %	17%	* %	14%
Alcatel-Lucent and its CMs	Alcatel-Lucent	12%	* %	16%	* %
NEC Corporation of America	NEC Corporation (Magnus)	26%	29%	22%	30%
Sagem	Sagem	16%	20%	17%	22%
Uniquest	Various	10%	18%	11%	13%

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Asia	65%	71%	61%	64%
Europe	31	25	35	27
North America	4	4	4	9

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. Revenue from Asia has increased in absolute dollars but decreased as a percentage of total revenue for both the three and six month periods ended June 29, 2008 as compared to the same periods in prior year due to the increase in revenue from Europe. Revenue from Europe increased in absolute dollars and as a percentage of total revenue as Alcatel-Lucent ramped up their production as carriers began to deploy more VDSL products.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Access	56%	54%	56%	53%
Gateway	44	46	44	47

The change in mix for both periods is primarily attributed to increased sales of our Access products in Europe and, to a lesser extent, Japan.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	June 29, 2008	July 1, 2007	% Change	June 29, 2008	July 1, 2007	% Change
Cost of revenue	$16,420	$14,614	12%	$34,053	$29,870	14%
Research and development	11,571	12,421	(7)	23,234	25,032	(7)
Sales, general and administrative	6,270	7,027	(11)	12,140	14,141	(14)

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007
Cost of revenue	55%	57%	57%	59%
Research and development	39	48	39	50
Sales, general and administrative	21	27	20	28

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

Cost of revenue increased to $16.4 million for the three months ended June 29, 2008 as compared to $14.6 million for the three months ended July 1, 2007. Our gross margins were 45% for the three months ended June 29, 2008 as compared to 43% for the year ago period. Cost of revenue increased to $34.1 million for the six months ended June 29, 2008 as compared to $29.9 million for the six months ended July 1, 2007. Our gross margins were 43% for the six months ended June 29, 2008 as compared to 41% for the year ago period. In both periods, as compared to the corresponding periods in the prior year, the increase in gross margins is primarily a result of favorable prices from our suppliers, test reductions and to a lesser extent, sales of previously written off inventory.

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

Research and development expenses decreased $0.8 million, or 7%, to $11.6 million for the three months ended June 29, 2008 as compared to $12.4 million for the three months ended July 1, 2007. The change was primarily attributed to a $0.5 million decrease in stock based compensation, a $0.3 million decrease in design and tape-out costs and a $0.2 million decrease in software and depreciation costs. These decreases were offset by a $0.5 million increase in personnel costs, mainly as a result of the Centillium DSL acquisition.

Research and development expenses decreased $1.8 million, or 7%, to $ 23.2 million for the six months ended June 29, 2008 as compared to $25.0 million for the six months ended July 1, 2007. The change was primarily attributed to a $1.0 million decrease in software and depreciation costs as a result of our outsourcing back-end physical design, a $0.7 million decrease in stock based compensation and a $0.6 million decrease in design and tape-out costs. These decreases were offset by a $0.7 million increase in personnel costs and a $0.3 million increase in in-process research and development charges as a result of the Centillium DSL acquisition.

As of June 29, 2008, we had 189 people engaged in research and development of which 101 were located in India, 78 were located in the United States and 10 were located in France. As of July 1, 2007, we had 177 people engaged in research and development of whom 94 were located in India and 83 were located in North America.

Selling, general and administrative expenses. Selling, general and administrative, or SG&A, expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses decreased by $0.8 million for the three months ended June 29, 2008, or 11%, to $6.3 million as compared to $7.0 million for the three months ended July 1, 2007. The decrease is primarily attributed to a $0.5 million decrease in legal fees, a $0.5 million decrease in stock based compensation, a $0.2 million decrease in recruiting expenses and a $0.2 million decrease in personnel costs, offset by a $0.6 million increase in amortization of acquisition related intangible assets as a result of the Centillium DSL acquisition.

SG&A expenses decreased by $2.0 million for the six months ended June 29, 2008, or 14%, to $12.1 million as compared to $14.1 million for the six months ended July 1, 2007. The decrease is primarily attributed to a $1.0 million decrease in legal fees, a $0.8 million decrease in stock based compensation, a $0.7 million decrease in personnel cost, and a $0.3 million decrease in audit and accounting expenses, offset by a $0.8 million increase in amortization of acquisition related intangible assets as a result of the Centillium DSL acquisition.

As of June 29, 2008, SG&A headcount was 87, which compares to 88 at July 1, 2007.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income, net decreased to $0.5 million for the three months ended June 29, 2008 as compared to $1.3 million for the three months ended July 1, 2007. Interest income, net decreased to $1.2 million for the six months ended June 29, 2008 as compared to $2.6 million for the six months ended July 1, 2007. The decrease was due to our lower cash, cash equivalents and investments balances as well as a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes. The provision for income taxes was immaterial for the three months ended June 29, 2008 and $0.1 million for the three months ended July 1, 2007. The provision for income taxes was $0.1 million and $0.2 million for the six months ended June 29, 2008 and July 1, 2007, respectively. Our income tax provision for the remainder of 2008 may fluctuate based upon our operating results for each taxable jurisdiction in which we operate and the amount of statutory tax that we incur in each jurisdiction.

Net Loss

As a result of the above factors, we had a net loss of $4.0 million for the three months ended June 29, 2008 as compared to a net loss of $7.2 million for the three months ended July 1, 2007. We had a net loss of $8.8 million for the six months ended June 29, 2008 as compared to a net loss of $16.2 million for the six months ended July 1, 2007.

Liquidity and Capital Resources

We generated $3.9 million from operating activities during the first six months of 2008. Overall, however, cash, cash equivalents and investments decreased by $13.7 million to $77.2 million as of June 29, 2008 as compared to $91.0 million as of December 30, 2007. Offsetting the cash from operating activities was cash used in the Centillium DSL acquisition for $11.9 million and purchases of our Company stock under a share buy-back program totaling $5.2 million. As of June 29, 2008, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the six months ended June 29, 2008 and July 1, 2007:

	June 29, 2008	July 1, 2007
	(In millions)
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$65.1	$49.3
Net cash provided (used) by operating activities	3.9	(7.8)
Net cash used by investing activities	(23.0)	(3.5)
Net cash provided (used) by financing activities	(4.5)	0.9

Cash and cash equivalents - end of period	$41.5	$38.9

Operating Activities

For the six months ended June 29, 2008, we generated $3.9 million in net cash from operating activities, while incurring a net loss of $8.8 million. Included in the net loss was approximately $12.7 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows also benefited from a decrease in inventory of $2.9 million and a decrease in accounts receivable of $2.0 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments. The decrease in accounts receivable was primarily due to more linearity of sales during the most recent quarter ended June 29, 2008 as compared to the same quarter in the prior year. These sources of operating cash flows were offset primarily by a decrease in accounts payable and accrued liabilities of $4.4 million. The decrease in accounts payable and accrued liabilities was primarily due a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

For the six months ended July 1, 2007, we used $7.8 million in net cash from operating activities, while incurring a net loss of $16.2 million. Included in the net loss was approximately $12.4 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $1.7 million and a decrease in accounts receivable of $2.7 million. The decrease in inventory was primarily due to a higher that expected inventory balance at year end after our revenue in the fourth quarter decreased significantly compared to first three quarters of 2006. As our revenue had become more consistent and predictable, we were better able to manage the inventory balance. The decrease in accounts receivable was primarily due to more linearity of sales during the period. These sources of operating cash flows were offset by an increase in prepaid expenses and other assets of $1.5 million and a decrease in accounts payable and accrued liabilities of $6.9 million. The increase in prepaid expenses and other assets was primarily due to a non-trade receivable related to the NPA acquisition as well as prepaid rental fees. The decrease in accounts payable and accrued liabilities was primarily due to the payment of a $1.5 million settlement with a customer, restructuring payments totaling $1.1 million, decrease in payroll related accruals of $0.4 million and various other payments in the ordinary course of business.

Investing Activities

We used net cash in investing activities of $23.0 million for the six months ended June 29, 2008, primarily in the Centillium DSL acquisition totaling $11.9 million and from net purchases of short-term investments totaling $10.5 million. We used net cash in investing activities of $3.5 million for the six months ended July 1, 2007, primarily from net purchase of short-term investments of $1.3 million and $2.2 million in purchases of property and equipment.

We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. Beginning in the third quarter of 2007, $7.2 million of our auction rate securities failed to sell at auction. As a consequence, we believe that these securities are temporarily illiquid. We have recorded a $0.7 million unrealized holding loss related to these securities within accumulated other comprehensive loss as a separate component of stockholders’ equity. Depending on future facts and circumstances as they occur, we may increase this unrealized holding loss or we may record a realized loss if we believe the decrease in the fair value of the securities is not other than temporary. We have used cash to acquire businesses and technologies that enhance and expand our product offering and, we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements.

We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

We used cash in financing activities totaling $4.5 million for the six months ended June 29, 2008. We purchased approximately 1.6 million shares of our Company stock for $5.2 million, retiring 1.0 million shares and holding 0.6 million shares as treasury stock. These purchases were offset by $0.7 million in cash provided from employees exercising stock options.

Our financing activities provided $0.9 million for the six months ended July 1, 2007, resulting from proceeds related to the exercise of employee stock options and payments made on capital lease obligations in 2007.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of June 29, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2008	2009 and 2010	2011 and Thereafter
Operating lease payments	$3.0	$0.8	$2.0	$0.2
Restructuring payments	0.7	0.7	—	—
Inventory purchase obligations	4.3	4.3	—	—
Access to technology	1.5	1.0	0.5	—
Software development agreements	0.8	0.8	—	—

	$10.3	$7.6	$2.5	$0.2

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of June 29, 2008, we did not hold derivative financial instruments.

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

As of June 29, 2008, we had cash, cash equivalents and investments totaling $77.2 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.5 million.

Investment Risk

Our marketable securities portfolio as of June 29, 2008 was $75.5 million and approximately 9% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. In the third quarter of fiscal year 2007, certain auction rate securities failed auction and did not sell. Based on an analysis of other-than-temporary impairment factors, we recorded a temporary impairment within other comprehensive loss of approximately $0.7 million at June 29, 2008 related to these auction rate securities. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for less than 12 months. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

We have classified the auction rate securities as Level 3 under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements. We valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include the stated coupon rate on the note and two unobservable inputs; an estimated maturity date of between four and ten years and an estimated discount rate. We estimated the maturity date based on a number of factors, including how long it took past events to resolve in the market place, such as the 1998 failure of Long-Term Capital Management; current events such as the possible U.S. recession; and specific factors related to each investment including the underlying assets supporting the investment as well as the financial condition of both the issuer as well as the investments insurers. The discount rate is an estimate of what we believe the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

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

There was no change in our internal control over financial reporting during the quarter ended June 29, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions was heard on January 16, 2008. On March 10, 2008, the Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The court denied plaintiffs’ motion to reconsider, and on July 9, 2008 plaintiffs appealed the Court’s order dismissing with prejudice. The Company cannot predict the likely outcome of this litigation, and an adverse result could have a material effect on its financial statements.

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

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. In the first quarter of 2005 and fourth quarter of 2006, we experienced quarter-over-quarter revenue declines of 33% and 43%, respectively, over the prior quarters. We have announced that we expect our revenue for the third quarter of 2008 to be lower than the current quarter; thus, our historical experience of quarterly fluctuations continues.

We win supply relationships by working with OEMs and service providers to have our semiconductors designed into systems that will be deployed by carriers over multiples quarters. At any given time, as is currently the case, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected. Even when we are designed into OEMs’ equipment, carrier deployments can be affected by various factors, including but not limited to demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. We are aware of such deployment delays currently occurring with a carrier in Japan.

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

Since inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past nine quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. In addition, we had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $8.8 million for the six months ended June 29, 2008 and have an accumulated deficit of $151.4 million as of June 29, 2008. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again and, even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

Our Direct Customer	OEM Customer	Year Ended December 31, 2006		Year Ended December 30, 2007		Six Months Ended June 29, 2008
Paltek Corporation	Sumitomo Electric Industries	*	%	*	%	23%
Altima Corporation	Sumitomo Electric Industries	19		12		*
Alcatel-Lucent and its contract manufacturers(a)	Alcatel-Lucent	*		*		16
NEC Corporation of America	NEC Corporation (Magnus)	23		29		22
Sagem	Sagem	23		20		17
Uniquest	Various	22		11		11

*	Less than 10%

(a)	Alcatel and Lucent Technologies, prior to and subsequent to their 2007 merger, accounted for a combined 3% and 10% of our revenue in 2006 and 2007, respectively.

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

Our Chief Executive Officer, Michael Gulett, who has been a member of our board of director for five years, assumed his current role with the company in July 2008. In January 2008, our Vice President and General Manager of Gateway Products Group resigned; and the Vice President of Marketing for our Access Products Group resigned in March 2008. In April 2008, we hired a General Manager and a Vice President of Software Engineering. In addition, in June 2008, we hired a Vice President of Corporate Marketing. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the Company’s processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and the expected continued volatility in the price of our common stock may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We rely on third parties for technologies that are integrated into some of our products, including our memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. For instance, we have experienced on-going issues with the intellectual property (“IP”) acquired from one of our vendors for our Vx160 product. While we have not experienced material damages as a result of the issues related to this IP, there can be no assurance that we will not in the future experience material damages from this or other licensed IP. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

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

Acquisitions, strategic alliances, joint ventures or investments may impair our capital and equity resources, divert our management’s attention or otherwise negatively impact our operating results.

We intend to continue to pursue acquisitions, strategic alliances and joint ventures that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in 2006, we completed the NPA acquisition. This transaction consumed significant management attention, added to our expenses and used $32.7 million in cash. In February 2008, we purchased certain DSL assets from Centillium for approximately $11.9 million in cash. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur substantial debt. Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

Many of our competitors operate their own fabrication facilities or have stronger manufacturing subcontractor relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate fiber-fast broadband or network processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

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

Our efforts to identify technologies and develop products designed to deliver broadband services inside the home may not ultimately be successful; if this is the case, our current long-term strategy would not result in the growth in our revenue we intend to generate, and we could experience a material negative effect on our business and equity value.

We have focused our long-term technology strategy on identifying technologies that would be used to deliver services such as high-definition television over various broadband wireline and wireless media within the home. This so-called “Digital Home” has received attention from leaders in semiconductors and systems. For instance, an industry organization named the “Home Grid Forum” was formed recently by Intel, Texas Instruments, Infineon and Panasonic in order to define the industry standards applicable to Digital Home technologies. We and several other smaller companies also are founding participants. If we are unable to develop products that comply with the standards set by the Home Grid Forum or other industry organizations, and our investments in Digital Home technologies do not result in any commercially viable products, we would not realize revenue growth based upon such technologies, and our business and equity value could suffer as a result.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 96% of our revenue for the six months ended June 29, 2008 and 94% of our revenue for the year ended December 30, 2007 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Our marketable securities portfolio, which totals $75.5 million at June 29, 2008, includes auction rate securities of $7.2 million (at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded a temporary impairment within other comprehensive income (loss), a component of stockholders’ equity, of approximately $0.7 million at June 29, 2008 related to these auction rate securities. Although we believe that the decline in the fair market value of these securities is temporary, there is a risk that the decline in value may ultimately be deemed to be permanent, which would result in a loss being recognized in our statement of operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of December 31, 2006 to June 29, 2008 ranged from a low of $3.26 to a high of $9.34.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions were heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The Court denied plaintiffs’ motion to reconsider, and on July 9, 2008, plaintiffs appealed the Court’s order dismissing the case with prejudice. We cannot predict the likely outcome of this litigation. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition, cash flows and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

Continuing to repurchase the Company’s common stock may not be positively received by investors or may not occur at all.

In April 2008 our Board of Directors authorized a program to repurchase shares of our outstanding common stock having an aggregate value of up to $10 million, as opportunities arise and depending upon market conditions and other factors. To date, we have purchased $5.2 million of our common stock under this program. The timing, amount and nature of the remaining $4.8 million of stock repurchases will be at the discretion of management. Our Board of Directors authorized the repurchase program based upon the belief that it is an appropriate use of the Company’s cash, and a benefit to stockholders. The program, as authorized by the Board does not obligate us to acquire any particular amount of common stock, and may be modified, suspended or discontinued at any time at management’s sole discretion. Repurchases under the program may be made in open market or privately negotiated transactions in compliance with applicable legal requirements. Certain factors, including a substantial increase in the stock price or an unexpected competing cash requirement may prevent us from executing the remainder, or some portion of the remainder, of this repurchase program.

Substantial future sales of our common stock in the public market could cause our stock price to fall.

As of July 23, 2008, we had approximately 28.5 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2008 – April 27, 2008	—	$—	—	$10,000,000
April 28, 2008 – May 25, 2008	1,123,570	$3.19	1,123,570	$6,413,238
May 26, 2008 – June 29, 2008	449,194	$3.60	449,194	$4,795,096

Total	1,572,764	$3.31	1,572,764	$4,795,096

(1)	The plan, as approved by the Company's board of directors, is to repurchase up to $10 million of the Company's common stock and was publicly announced on April 24, 2008. There is no expiration date for the plan.

Item 4.	Submission of Matters to a Vote of Security Holders

Exhibit 22.1 attached hereto is incorporated by reference.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: August 7, 2008	By:	/s/ Michael Gulett
Michael Gulett President and Chief Executive Officer (Principal Executive Officer)

Dated: August 7, 2008	By:	/s/ Cory J. Sindelar
Cory J. Sindelar Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 29, 2008

Exhibit Number	Description

10.1	Summary of Registrant’s 2008 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008 (File No. 000-51532).

10.2	2008 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on May 7, 2008 (File No. 000-51532).

10.3	Letter of agreement with Michael Gulett dated as of July 27, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 30, 2008 (File No. 000-51532).

10.4	Separation agreement and mutual releases with Michael A. Ricci dated as of August 1, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2008 (File No. 000-51532).

22.1*	Certificate and Report of Inspector of Election.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.