Form 10-Q
period 2008-09-28
IKANOS COMMUNICATIONS
filed 2008-11-06
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 28, 2008

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 28,830,035 as of October 22, 2008.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$39,159	$65,126
Short-term investments	27,038	18,846
Accounts receivable, net of allowances of $1 and $64, respectively	13,756	17,081
Inventory	16,476	13,025
Prepaid expenses and other current assets	1,662	3,192

Total current assets	98,091	117,270
Long-term investments	1,034	7,001
Property and equipment, net	10,625	13,916
Intangible assets, net	7,425	6,564
Goodwill	—	6,247
Other assets	620	2,158

	$117,795	$153,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$12,870	$12,852
Accrued liabilities	12,163	15,371

Total current liabilities	25,033	28,223
Commitments and contingencies (Note 9)
Stockholders’ equity	92,762	124,933

	$117,795	$153,156

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Revenue	$24,178	$27,275	$83,730	$77,601
Cost of revenue (1)	14,212	17,190	48,265	47,060

Gross margin	9,966	10,085	35,465	30,541
Operating expenses:
Research and development (2)	10,282	13,908	33,516	38,940
Selling, general and administrative (3)	8,142	6,832	20,282	20,973
Operating asset impairments	12,496	—	12,496	—
Restructuring	—	3,468	—	3,468

Total operating expenses	30,920	24,208	66,294	63,381

Loss from operations	(20,954)	(14,123)	(30,829)	(32,840)
Investment impairment	(6,166)	—	(6,166)	—
Interest income, net	427	1,226	1,669	3,851

Loss before provision for income taxes	(26,693)	(12,897)	(35,326)	(28,989)
Provision for (benefit from) income taxes	(27)	70	97	224

Net loss	$(26,666)	$(12,967)	$(35,423)	$(29,213)

Basic and diluted net loss per share:
Net loss per share	$(0.93)	$(0.45)	$(1.22)	$(1.03)

Weighted average number of shares, basic and diluted	28,565	28,711	29,139	28,377

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$(7)	$38	$230	$125
(2) Research and development	1,185	2,067	4,227	5,814
(3) Selling, general and administrative	2,035	1,459	4,189	4,446

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 28, 2008	September 30, 2007
Cash flows from operating activities:
Net loss	$(35,423)	$(29,213)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,996	5,565
Stock-based compensation expense	8,646	10,385
Operating asset impairments	12,496	—
Investment impairment	6,166	—
Amortization of intangible assets and acquired technology	5,018	3,006
Purchased in-process research and development	310	—
Loss on disposal of property and equipment	—	1,384
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,325	2,522
Inventory	(600)	(235)
Prepaid expenses and other assets	78	(1,353
Accounts payable and accrued liabilities	(5,192)	548

Net cash used by operating activities	(180)	(7,391)

Cash flows from investing activities:
Purchases of property and equipment	(913)	(3,758)
Purchases of investments	(321,862)	(35,036)
Maturities and sales of investments	313,398	56,000
Acquisition	(11,918)	—

Net cash provided (used) by investing activities	(21,295)	17,206

Cash flows from financing activities:
Repurchases of common stock	(5,205)	—
Net proceeds from issuances of common stock and exercise of stock options	713	1,436
Payments of obligations under capital lease	—	(617)
Collection of notes receivable from stockholder	—	19

Net cash provided (used) by financing activities	(4,492)	838

Net increase (decrease) in cash and cash equivalents	(25,967)	10,653
Cash and cash equivalents at beginning of period	65,126	49,329

Cash and cash equivalents at end of period	$39,159	$59,982

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple-play broadband. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by carriers in Asia, Europe and North America.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended September 28, 2008 are not necessarily indicative of the results that may be expected for the year ending December 28, 2008 or for any other future period.

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

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2— Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s condensed consolidated financial position, results of operations or cash flows. See Note 5. Investments and Fair Value Measurements.

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

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, “Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active,” to clarify the application of the provisions of SFAS 157 in an active market and how an entity would determine fair value in an inactive market. The FASB Staff Position is effective immediately and applies to the Company’s September 28, 2008 financial statements. The application of the provisions of SFAS 157-3 did not materially affect its results of operations or financial condition as of and for the periods ended September 28, 2008.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 34%, 31%, and 11% of accounts receivable at September 28, 2008. Three customers represented 28%, 18% and 14% of accounts receivable at December 30, 2007. Three customers accounted for 29%, 28%, and 21% of revenue for the three months ended September 28, 2008. Four customers accounted for 25%, 24%, 18% and 12% of revenue for the nine months ended September 28, 2008. Four customers accounted for 31%, 22%, 20% and 12% of revenue for the three months ended September 30, 2007. Four customers accounted for 30%, 21%, 17% and 12% of revenue for the nine months ended September 30, 2007.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007
Net loss	$(35,423)	$(29,213)
Other comprehensive income–unrealized loss on marketable securities	(73)	22

Comprehensive loss	$(35,496)	$(29,191)

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

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Net loss	$(26,666)	$(12,967)	$(35,423)	$(29,213)

Weighted average shares outstanding	28,565	28,711	29,139	28,377
Basic and diluted net loss per share	$(0.93)	$(0.45)	$(1.22)	$(1.03)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Anti-dilutive securities:
Weighted average restricted stock units	1,585	1,425	1,594	1,293
Weighted-average options to purchase common stock	2,542	3,108	2,244	3,043

	4,127	4,533	3,838	4,336

Note 2 – Business Combination: Centillium DSL Assets

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

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. Subsequent to the acquisition, certain adjustments were made to the carrying value of certain tangible and intangible assets. Specifically, acquired inventory was reduced in value with a corresponding increase in goodwill and subsequently our goodwill was impaired as described in Note 3, Asset Impairments. The allocation of the purchase price for this acquisition as of the date of closing was as follows (in thousands):

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

Year Ended December 30, 2007
Pro forma total revenue	$131,467
Pro forma net loss	$(39,464)
Pro forma net loss per share – basic and diluted	$(1.38)
Pro forma weighted average basic and diluted shares	28,626

Note 3 – Asset Impairments

During the three months ended September 28, 2008, the Company continued its review and assessment of its business, including goodwill, intangible assets and certain prepaid license fees. Based on that review, the Company recorded impairment charges totaling $12.5 million of which $7.4 million related to goodwill, $1.1 million related to intangibles and $4.0 million related to prepaid license fees. The Company also determined that its investment in auction rate securities was impaired (see Note 5), resulting in an additional charge of $6.2 million in the third quarter of 2008.

In September 2008, due to lower market capitalization, the Company performed a goodwill impairment test in accordance with SFAS 142. This test resulted in an impairment charge of $7.4 million, because the Company’s market capitalization, as determined based on its quoted stock price on the NASDAQ stock exchange, was significantly lower than the carrying value of its assets for an extended period. The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 30, 2007	$6,247
Additions in 2008	1,150
Impairment	(7,397)

Goodwill as of September 28, 2008	$—

The intangible asset impairment of $1.1 million related to trademarks and patents from the Company’s 2006 acquisition of the network processing and ADSL assets from Analog Devices, Inc. (ADI) and the 2008 purchase of the DSL technology and related assets from Centillium Communications, Inc. Based on a review of intangible assets, the Company concluded that these intangible assets had no future economic benefit.

The prepaid license fees of $4.0 million related to a vendor, which provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until semiconductor mask set tape-outs at this foundry were completed. Based on the Company’s planned tape-out decisions for 2009 and the foreseeable future, it was concluded that there was no future economic benefit to the intellectual property, and the related prepaid asset was expensed.

Note 4 – Intangible Assets

The carrying amount of intangible assets as of December 30, 2007 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(3,156)	$2,989	4
Patents/core technology	2,000	(938)	1,062	4
Trademarks	1,000	(400)	600	5
Customer relationships	3,070	(1,195)	1,875	5
Non-competition agreement	100	(62)	38	3

Total acquired intangible assets	$12,315	$(5,751)	$6,564

As discussed in Note 2 and 3 above, the Company added to its intangible assets through its acquisition of certain DSL assets in the first quarter and impaired patents/core technology, trademarks and non-competition agreement during the third quarter. The remaining carrying value of its intangible assets as of September 28, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(5,901)	$3,894	3
Customer relationships	5,730	(2,199)	3,531	4

Total acquired intangible assets	$15,525	$(8,100)	$7,425

For the three months ended September 28, 2008 and September 30, 2007, the amortization of intangible assets was $1.5 million and $1.0 million, respectively. For the nine months ended September 28, 2008 and September 30, 2007, the amortization of intangible assets was $5.0 million and $3.0 million, respectively. The estimated future amortization of purchased intangible assets as of September 28, 2008 is as follows (in thousands):

Remaining 2008	$1,134
2009	4,274
2010	1,830
2011	187

$7,425

Note 5 – Investments and Fair Value Measurements

The following is a summary of short-term investments (in thousands):

	September 28, 2008
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$9,862	$	$(27)	$9,835
Corporate bonds and notes	17,340	—	(137)	17,203

Total short-term investments	$27,202	$—	$(164)	$27,038

Long-term investments - auction rate securities	$7,200	$(6,166)	$—	$1,034

	December 30, 2008
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$8,496	$14	$—	$8,510
Corporate bonds and notes	10,269	67	—	10,336

Total short-term investments	$18,765	$81	$—	$18,846

Long-term investments - auction rate securities	$7,200	$—	$(199)	$7,001

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

Auction rate securities with a face value of $7.2 million are included in the Company’s available-for-sale portfolio. Beginning in the third quarter of 2007, these securities failed to sell at auction. Since the Company cannot determine whether a successful auction will occur in the next twelve months, these investments were classified as long-term investments. The funds related to these securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities mature (beginning in 2025). In prior quarters, the Company recorded an unrealized holding loss within accumulated other comprehensive loss as a separate component of stockholders’ equity. In the third quarter of 2008, upon determining that the decline in market value was other-than-temporary, the Company wrote down the investments to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of September 28, 2008 is (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$2,520	$—	$—	$2,520
Commercial paper (1)	—	33,900	—	33,900
U.S. government agencies (2)	—	12,821	—	12,821
Corporate bonds and notes	—	14,230	—	14,230
Auction rate securities	—	—	1,034	1,034

	$2,520	$60,951	$1,034	$64,505

(1)	Commercial paper is classified as cash equivalents except for $3.0 million classified as short-term investments.

(2)	U.S. government agencies include $3.0 million in marketable securities classified as cash equivalents.

The Company valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include the stated maturity dates between the years 2025 and 2050, the stated coupon rate and an estimated discount rate. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. During the three months ended September 28, 2008 the Company recorded an other-than-temporary charge of $6.2 million as a result of the discounted flow analysis. Changes in our Level 3 securities for the nine months ended September 28, 2008 are as follows (in thousands):

	Three Months Ended September 28, 2008	Nine Months Ended September 28, 2008
Beginning balance	$6,468	$7,001
Included in earnings	(6,166)	(6,166)
Included in other comprehensive income	732	199
Purchases, issuances, and settlements	—	—
Transfers in and/or out of Level 3	—	—

Balance at September 28, 2008	$1,034	$1,034

Note 6 – Inventory

Inventory consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Finished goods	$5,235	$3,966
Work-in-process	10,100	8,734
Purchased parts and raw materials	1,141	325

	$16,476	$13,025

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Machinery and equipment	$19,161	$18,081
Software	12,696	12,400
Computer equipment	4,642	4,289
Furniture and fixtures	880	865
Leasehold improvements	816	795
Not placed in service	37	268

	38,232	36,698
Less: Accumulated depreciation and amortization	(27,607)	(22,782)

	$10,625	$13,916

Depreciation and amortization expense for property and equipment was $1.6 million and $1.9 million for the three months ended September 28, 2008 and September 30, 2007, respectively. Depreciation and amortization expense for property and equipment was $5.0 million and $5.6 million for the nine months ended September 28, 2008 and September 30, 2007, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $3.8 million as of September 28, 2008 and December 30, 2007. Related accumulated depreciation and amortization of these assets was $3.7 million and $3.5 million as of September 28, 2008 and December 30, 2007, respectively.

Note 8 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 28, 2008	December 30, 2007
Accrued compensation and related benefits	$3,866	$4,089
Accrued rebates	2,698	3,876
Accrued professional fees	1,406	1,590
Warranty accrual	905	1,055
Restructuring	395	1,660
Other accrued liabilities	2,893	3,101

	$12,163	$15,371

The following table summarizes the activity related to the warranty accrual (in thousands):

	Nine Months Ended
	September 28, 2008	September 30, 2007
Balance, beginning of period	$1,055	$2,774
Accrual for warranties during the period	609	691
Usage during the period	(759)	(2,359)

Balance, end of period	$905	$1,106

During the third quarter of 2007, the Company implemented a restructuring program. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 15 employees, including four members of senior management. The Company expects the remaining software tool costs to be paid in 2009. A summary of the restructuring activity is as follows (in thousands):

	Severance and benefits	Software tools
Balance as of December 30, 2007	$132	$1,528
Cash payments	(132)	(1,133)

Balance as of September 28, 2008	$—	$395

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended September 28, 2008 and September 30, 2007 was $0.3 million and $0.3 million, respectively. Rent expense for the nine months ended September 28, 2008 and September 30, 2007 was $1.0 million and $0.9 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of September 28, 2008 under non-cancelable leases with original terms in excess of one year are $0.6 million for the remainder of 2008, $1.4 million in 2009, $0.7 million in 2010 and $0.2 million in 2011.

Purchase Commitments

In June and October 2007, the Company entered into three software development agreements and agreed to pay $0.4 million for the remainder of 2008. In July 2007, the Company entered into a technology access agreement and agreed to pay $1.0 million in 2009. As of September 28, 2008, the Company had $1.6 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions was heard on January 16, 2008. On March 10, 2008, the Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The court denied plaintiffs’ motion to reconsider, and on July 9, 2008 plaintiffs appealed the Court’s order dismissing with prejudice. Plaintiffs’ appeal is currently pending the U.S. Court of Appeals for the Second Circuit. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Note 10 – Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Asia	$15,393	$20,136	$51,528	$52,440
Europe	5,703	6,548	26,317	20,232
North America	3,082	591	5,885	4,929

	$24,178	$27,275	$83,730	$77,601

The Company divides its products into two product families: Access and Gateway. Access includes products that carriers deploy in the central office or remote terminal while Gateway includes products that are deployed into the residence. Revenue by product family is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Access	$10,720	$15,143	$43,775	$41,693
Gateway	13,458	12,132	39,955	35,908

	$24,178	$27,275	$83,730	$77,601

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	September 28, 2008	December 30, 2007
United States	$6,353	$8,708
Asia	3,633	4,598
Other	639	610

	$10,625	$13,916

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband. We develop and market end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. Our products power digital subscriber line access multiplexers (DSLAMs), optical network units (ONUs), concentrators, customer premise equipment, modems and residential gateways for leading network equipment manufacturers. Our products have been deployed by carriers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSL products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading products thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their solutions to carriers. We also sell to third-party sales representatives, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999 and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $85.1 million in 2005, $134.7 million in 2006 and $107.5 million in 2007.

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

Furthermore, our future revenue growth depends upon new carriers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when carriers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and carriers do not always share all of the information available to them regarding qualification and deployment decisions. For example, a carrier began to deploy a platform including our products, but temporarily put the deployment on hold due to a regulatory constraint causing our revenue projection to be lower than originally anticipated.

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

The critical accounting policies, are described in Item 7, “Management Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 30, 2007, and have not changed materially as of September 28, 2008.

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

Revenue decreased by $3.1 million, or 11%, to $24.2 million in the three months ended September 28, 2008 from $27.3 million in the three months ended September 30, 2007. The majority of the decrease relates to an approximate 29% decrease in units shipped, offset by roughly a 24% increase in average sales price and reflects lower revenue from Korea and Japan. Revenue from Korea was down as OEMs reduced purchases due to the weakening of the Korean Won versus the U.S. dollar. Japanese revenue was lower because the third quarter of 2007 was the first strong quarter of sales following a three-quarter inventory correction with our OEMs in Japan. Sales in Japan for the third quarter of 2008 are more consistent with recent quarters.

Revenue increased by $6.1 million, or 8%, to $83.7 million in the nine months ended September 28, 2008 from $77.6 million in the nine months ended September 30, 2007. The majority of the increase relates to an approximate 8% increase in units shipped, offset by roughly a 1% decrease in average sales price. We experienced significant unit growth in Europe as a number of carriers began to deploy VDSL2 solutions, which accounted for the majority of the increase in revenue from Europe. Additionally, in the first quarter of last year, there was a correction in Japan as OEMs slowed orders as they lowered their existing equipment levels. Orders from Japan returned to a more normal volume in 2008 and resulted in the increase in Asia revenue from the year ago period.

        We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

		Three Months Ended			Nine Months Ended
Our Direct Customer	OEM Customer	September 28, 2008		September 30, 2007	September 28, 2008	September 30, 2007
NEC Corporation of America	NEC Corporation (Magnus)	29%		31%	24%	30%
Paltek Corporation	Sumitomo Electric Industries	28%		* %	25%	* %
Altima	Sumitomo Electric Industries	*	%	22%	* %	17%
Sagem	Sagem	21%		20%	18%	21%
Alcatel-Lucent and its CMs	Alcatel-Lucent	*	%	* %	12%	* %
Uniquest	Various	*	%	12%	* %	12%

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 28, 2007
Asia	64%	74%	62%	68%
Europe	23	24	31	26
North America	13	2	7	6

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. Revenue from Asia has decreased in absolute dollars and decreased as a percentage of total revenue for both the three and nine month periods ended September 28, 2008 as compared to the same periods in prior year due to the increase in revenue from Europe. Revenue from Europe increased as a percentage of total revenue for the first nine months of 2008 as compared to the prior year as Alcatel-Lucent ramped up their production as a number of carriers, such as Belgacom, Swisscom and KPN, began or increased deployments of VDSL products. Revenue in North America increased for the three months ended September 28, 2008 as compared to the prior year due to increased sales so a specific OEM that is headquartered in the U.S., but its end customer is located in Europe.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Access	44%	56%	52%	54%
Gateway	56	44	48	46

The change in mix for the three and nine months ended September 28, 2008 is primarily attributed to decreased sales of our Access products in Korea and, to a lesser extent, Europe.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2008	September 30, 2007	% Change	September 28, 2008	September 30, 2007	% Change
Cost of revenue	$14,212	$17,190	(17)%	$48,265	$47,060	3%
Research and development	10,282	13,908	(26)	33,516	38,940	(14)
Sales, general and administrative	8,142	6,832	19	20,282	20,973	(3)
Operating asset impairments	12,496	—	nm	12,496	—	nm
Restructuring charges	—	3,468	nm	—	3,468	nm

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2008	September 30, 2007	September 28, 2008	September 30, 2007
Cost of revenue	59%	63%	58%	61%
Research and development	43	51	40	50
Sales, general and administrative	34	25	24	27
Operating asset impairments	52	—	15	—
Restructuring charges	—	13	—	4

Cost of Revenue

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

Cost of revenue decreased to $14.2 million for the three months ended September 28, 2008 as compared to $17.2 million for the three months ended September 30, 2007. Our gross margins were 41% for the three months ended September 28, 2008 as compared to 37% for the year ago period. The lower gross margins in the third quarter of 2007 were primarily the result of a $1.6 million product feasibility study with a customer that we entered into in that period, which was an offset to revenue.

Cost of revenue increased to $48.3 million for the nine months ended September 28, 2008 as compared to $47.1 million for the nine months ended September 30, 2007. Our gross margins were 42% for the nine months ended September 28, 2008 as compared to 39% for the year ago period. The lower gross margins for the nine months ended September 30, 2007 were primarily the result of a $1.6 million product feasibility study with a customer that we entered into in Q3 2007, which was an offset to revenue. Additional reasons for the increase in gross margins include favorable prices from our suppliers, test reductions and to a lesser extent, sales of previously written off inventory.

Research and development expenses

All research and development, or R&D, expenses are expensed as incurred and generally consist of compensation and associated costs of employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. These tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses decreased $3.6 million, or 26%, to $10.3 million for the three months ended September 28, 2008 as compared to $13.9 million for the three months ended September 30, 2007. The change was primarily attributed to a $1.5 million decrease in design and tape-out costs, a $0.9 million decrease in stock based compensation and a $0.9 million decrease in software and depreciation costs associated with our outsourcing back-end physical design a year ago. The decrease in design and tapeout costs as compared to the prior year is because we had a 65 nanometer tape-out in the year-ago period.

R&D expenses decreased $5.4 million, or 14%, to $33.5 million for the nine months ended September 28, 2008 as compared to $38.9 million for the nine months ended September 30, 2007. The change was primarily attributed to a $2.1 million decrease in design and tape-out costs, a $2.0 million decrease in software and depreciation costs and a $1.6 million decrease in stock based compensation. These decreases were offset by a $0.7 million increase in personnel costs and a $0.3 million increase in in-process research and development charges as a result of the Centillium DSL acquisition.

The majority of our R&D personnel are located in the United States or India. As of September 28, 2008, we had 207 people engaged in research and development of which 103 were located in India and 90 were located in the United States. As of September 30, 2007, we had 193 people engaged in research and development of whom 101 were located in India and 90 were located in North America.

Selling, general and administrative expenses

        Selling, general and administrative, or SG&A, expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses increased by $1.3 million for the three months ended September 28, 2008, or 19%, to $8.1 million as compared to $6.8 million for the three months ended September 30, 2007. The increase is primarily attributed to $0.6 million in stock based compensation, $0.6 million in severance costs and $0.4 million in amortization of acquisition related intangible assets as a result of the Centillium DSL acquisition offset by a decrease of $0.4 million in personnel costs.

        SG&A expenses decreased by $0.7 million for the nine months ended September 28, 2008, or 3%, to $20.3 million as compared to $21.0 million for the nine months ended September 30, 2007. The decrease is primarily attributed to a $1.1 million decrease in legal fees, a $1.0 million decrease in personnel cost, a $0.4 million decrease in audit and accounting expenses and a $0.3 million decrease in stock based compensation offset by a $1.2 million increase in amortization of acquisition related intangible assets as a result of the Centillium DSL acquisition and $0.6 million in severance costs.

As of September 28, 2008, SG&A headcount was 95, which compares to 84 at September 30, 2007.

Operating asset impairments

During the third quarter of 2008, as a result of our market capitalization being significantly lower than the carrying value of our net assets, we recorded a goodwill impairment charge of $7.4 million. Also during the third quarter of 2008, we recorded asset impairment charges related to prepaid license fees of $4.0 million and acquisition related intangible assets of $1.1 million. The prepaid license fees originated from a vendor that provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until semiconductor mask set was created at this foundry. Based on our planned tape-out decisions for 2009 and the foreseeable future, we concluded that there was no future economic benefit to the intellectual property and impaired the related prepaid license fees. The impaired intangible assets related to trademarks and patents from our 2006 acquisition of the network processing and ADSL assets and the 2008 purchase of the DSL technology and assets. Based on our review of our business, we concluded that these intangible assets had no future economic benefit. The total combination of the asset impairments during the third quarter of 2008 totaled $12.5 million.

Restructuring

During the third quarter of 2007, we incurred restructuring and severance expenses of $3.5 million as we outsourced our back-end physical semiconductor design process and terminated four members of senior management. The restructuring charges consist of approximately $2.9 million in contract termination costs and asset impairments and $0.6 million in severance costs. We have not incurred any restructuring charges in 2008.

Investment Impairment

During the third quarter of 2008, we recorded an impairment charge related to our auction rate securities totaling $6.2 million as we determined that the decrease in value was “other than temporary.” We considered a number of factors in making this determination, including the duration of the failed auctions, the worsening financial condition of the underlying issuers and the related insurance agencies and the general worsening of the global credit markets. The write-down of $6.2 million represents approximately 85% of the face value of the securities and was determined using a discounted cash flow as documented in Note 5 of our unaudited condensed consolidated financial statements.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income, net decreased to $0.4 million for the three months ended September 28, 2008 as compared to $1.2 million for the three months ended September 30, 2007. Interest income, net decreased to $1.7 million for the nine months ended September 28, 2008 as compared to $3.9 million for the nine months ended September 30, 2007. The decrease was due to our lower balance of cash and investments as well as a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised of foreign, federal and state alternative minimum income taxes. There was an insignificant income tax benefit for the three months ended September 28, 2008 compared to a provision of $0.1 million for the three months ended September 30, 2007, because we recorded a deferred tax asset related to our Indian operations during the third quarter of 2008. The provision for income taxes was $0.1 million and $0.2 million for the nine months ended September 28, 2008 and September 30, 2007, respectively.

Net Loss

As a result of the above factors, we had a net loss of $26.7 million for the three months ended September 28, 2008 compared to a net loss of $13.0 million for the three months ended September 30, 2007. We had a net loss of $35.4 million for the nine months ended September 28, 2008 compared to a net loss of $29.2 million for the nine months ended September 30, 2007.

Liquidity and Capital Resources

Year to date, cash and investments decreased by $23.8 million to $67.2 million as of September 28, 2008 versus $91.0 million as of December 30, 2007. We used $11.9 million in cash in our acquisition of the Centillium DSL business and an additional $5.2 million in cash for the purchase of Ikanos stock under a share buy-back program. We also wrote-down our auction rate securities by $6.2 million.

As of September 28, 2008, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the nine months ended September 28, 2008 and September 30, 2007:

	September 28, 2008	September 30, 2007
	(In millions)
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$65.1	$49.3
Net cash used by operating activities	(0.2)	(7.3)
Net cash provided (used) by investing activities	(21.3)	17.2
Net cash provided (used) by financing activities	(4.5)	0.8

Cash and cash equivalents - end of period	$39.1	$60.0

Operating Activities

For the nine months ended September 28, 2008, we used $0.2 million of net cash in operating activities, while incurring a net loss of $35.4 million. Included in the net loss was approximately $37.6 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, asset and investment impairments, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows also benefited from a decrease in accounts receivable of $3.3 million and a decrease in prepaid expenses of $0.1 million. The decrease in accounts receivable was primarily due to decreased sales volume during this past quarter as compared to the three months ended December 30, 2008. These sources of operating cash flows were offset primarily by a decrease in accounts payable and accrued liabilities of $5.2 million and an increase in inventory of $0.6 million. The decrease in accounts payable and accrued liabilities was primarily due a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

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

Investing Activities

We used net cash in investing activities of $21.3 million for the nine months ended September 28, 2008, primarily consisting of $11.9 million used in the Centillium DSL acquisition, $8.5 million in net purchases of short-term investments and $0.9 million in purchases of property and equipment. We generated cash from investing activities of $17.2 million for the nine months ended September 30, 2007, primarily from the net sale of short-term investments totaling $21.0 million, offset by $3.8 million in purchases of property and equipment.

Beginning in the third quarter of 2007, $7.2 million of our auction rate securities failed to sell at auction. As the auctions have continued to fail for over one year and given the worsening financial condition of the underlying issuers, the related insurance agencies and the global credit markets, we concluded that the decrease in value of these securities was other-than-temporary and recorded an impairment charge of $6.2 million during the third quarter of 2008.

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

Financing Activities

We used net cash in financing activities totaling $4.5 million for the nine months ended September 28, 2008. We purchased approximately 1.6 million shares of our Company stock for $5.2 million, retiring 1.0 million shares and holding 0.6 million shares as treasury stock. These purchases were offset by $0.7 million in cash provided from employees exercising stock options.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of September 28, 2008, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2008	2009 and 2010	2011 and Thereafter
Operating lease payments	$2.9	$0.6	$2.1	$0.2
Inventory purchase obligations	1.6	1.6	—	—
Software development agreements	0.2	0.2	—	—

	$4.7	$2.4	$2.1	$0.2

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 28, 2008, we did not hold derivative financial instruments.

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

As of September 28, 2008, we had cash, cash equivalents and investments totaling $67.2 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.2 million.

Investment Risk

Our marketable securities portfolio as of September 28, 2008 was $64.5 million and approximately 1.6% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for approximately 12 months. Based on an analysis of impairment factors, we have recorded an other-than-temporary impairment loss of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

We have classified the auction rate securities as Level 3 under Financial Accounting Standards Board (FASB) Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements. We valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include the stated coupon rate and maturity date on the note and one unobservable input; an estimated discount rate. The discount rate is an estimate of what we believe the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the quarter ended September 28, 2008 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by the Company in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, the Company filed motions to dismiss the amended complaint; plaintiffs opposed its motions, and a hearing on its motions was heard on January 16, 2008. On March 10, 2008, the Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The court denied plaintiffs’ motion to reconsider, and on July 9, 2008 plaintiffs appealed the Court’s order dismissing with prejudice. Plaintiffs’ appeal is currently pending the U.S. Court of Appeals for the Second Circuit. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. In the first quarter of 2005 and fourth quarter of 2006, we experienced quarter-over-quarter revenue declines of 33% and 43%, respectively, over the prior quarters. After three quarters of relatively flat revenue results, our revenue for the current quarter is $5.7 million lower than revenue for the prior quarter; thus, our historical experience of quarterly fluctuations continues.

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

The current worldwide financial situation could dampen demand for services based upon our products.

Our business is not directly tied to the reported causes of the current downturn in the financial markets. However we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. If individual consumers decide not to install – or decide to discontinue purchasing – broadband services in their homes in order to save money an in uncertain economic situation, the resulting drop in demand could cause telecommunications carriers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop, potentially having a materially negative effect on our revenue.

We recently retained investment bankers to advise senior management and the Board of Directors regarding the Company’s strategic options; if the Board of Directors decides to pursue any options, that decision could significantly affect the Company’s stock price.

We recently decided to retain Barclays Capital (formerly Lehman Brothers) to provide financial advice regarding potential strategic options for the Company. Such options include, without limitation, financing transactions, acquisitions, strategic partnerships, corporate restructuring and other activities. There can be no assurance that the evaluation of our options will result in the identification, announcement or consummation of any transaction. If the Board of Directors does decide to authorize a transaction, that decision could cause significant volatility in the price of the Company’s outstanding common stock. Moreover, any transactions we do sign may not be acceptable to our stockholders. In addition, our investigation of strategic options may result in added costs, potential loss of customers and key employees as well as management’s distraction from ordinary-course business operations.

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to reduce our expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past nine quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. In addition, we had sequential decreases in revenue in the third and fourth quarters of 2006, and we incurred a net loss of $35.4 million for the nine months ended September 28, 2008 and have an accumulated deficit of $178.0 million as of September 28, 2008. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again and, even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

The general tightening of the credit market could potentially limit our access to financial resources.

If the company continues to operate at a loss and the cash on our balance sheet continues to decline, there is a possibility we could have to seek out and evaluate alternative sources of financing in order to fund operations. Historically we have not had to use debt financing to operate the business. If that situation were to change, we believe it would be very difficult to borrow funds on terms favorable to us, if at all, due to the extremely limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact our business. Even if we were able to secure debt financing, the terms could be unfavorable to us, and we may be subject to various restrictive covenants, which could limit our ability to operate our business.

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

The average selling prices and gross margins of certain of our products are subject to declines, which may harm our revenue and profitability.

Our products are subject to rapid declines in average selling prices due to competitive pressures, including lowering average selling prices in order to increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect that we will reduce prices again in the future. Offering reduced prices to one customer could likely impact our average selling prices to all customers. In addition, we have not been able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, by reducing our manufacturing costs or by developing new or enhanced products that command higher prices or better gross margins on a timely basis.

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

Our product sales mix is subject to frequent and unexpected changes, which may impact our revenue and margin.

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

Our Direct Customer	OEM Customer	Year Ended December 31, 2006		Year Ended December 30, 2007		Nine Months Ended September 28, 2008
Paltek Corporation	Sumitomo Electric Industries	*	%	*	%	25%
NEC Corporation of America	NEC Corporation (Magnus)	23		29		24
Sagem	Sagem	23		20		18
Alcatel-Lucent and its contract manufacturers(a)	Alcatel-Lucent	*		*		12
Altima Corporation	Sumitomo Electric Industries	19		12		*
Uniquest	Various	22		11		*

*	Less than 10%

(a)	Alcatel and Lucent Technologies, prior to and subsequent to their 2007 merger, accounted for a combined 3% and 10% of our revenue in 2006 and 2007, respectively.

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

Our Chief Executive Officer, Michael Gulett, who has been a member of our board of director for five years, assumed his current role with the company in July 2008. In January 2008, our Vice President and General Manager of Gateway Products Group resigned; and the Vice President of Marketing for our Access Products Group resigned in March 2008. In April 2008, we hired a General Manager and in July 2008, we hired a Vice President of Corporate Marketing. We also recently hired a new Vice President of Software Engineering. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the Company’s processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We rely on third parties for technologies that are integrated into some of our products, including our memory cells, input/output cells and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. For instance, we have experienced on-going issues with the intellectual property (“IP”) acquired from one of our vendors for our Vx160 product. While we have not experienced material damages in any period as a result of the issues related to this IP, there can be no assurance that we will not in the future experience material damages from this or other licensed IP. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test each of our products, and our failure to secure and maintain sufficient capacity with these subcontractors, or if a subcontractor ceases operations, such developments could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

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

Recently, we received notice that late next year one of our subcontractors will close a fabrication facility where two of our products are made, unless a third party buys the facility and keeps it open. We believe there is a possibility that the facility will be sold and kept open, but there is no guarantee that the facility will be sold. Accordingly, we have begun making arrangements for a last-time buy for the two products fabricated at this facility, and have begun looking for alternative fabrication facilities for these products. Alternative manufacturers may be more expensive or not available at all.

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

We recently completed the purchase of certain DSL assets from Centillium Communications, and if we are not successful in integrating the technology and employees from the acquisition into our existing business, then our operating results may be harmed.

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

We intend to continue to pursue acquisitions, strategic alliances and other transactions that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with carriers and OEMs. For example, in 2006, we completed the NPA acquisition. This transaction consumed significant management attention, added to our expenses and used $32.7 million in cash. In February 2008, we purchased certain DSL assets from Centillium for approximately $11.9 million in cash. As noted above, we recently retained investment bankers to advise senior management and the Board of Directors regarding this type of strategic activity going forward. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur debt, if such debt is available on terms acceptable to our board of directors. Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

Our revenue currently is dependent upon the increase in demand for carrier services that use xDSL broadband technology and integrated residential gateways. Besides VDSLx and other DMT-based technologies, carriers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a carrier decides to deploy fiber-to-the-home, our VDSL products are not required. For example, a major carrier in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of VDSLx products. If more carriers decide to use fiber-to-the-home deployments, it could harm our business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the Fiber Fast broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

Any potential dispute involving our patents or other intellectual property could also include our manufacturing subcontractors and OEM customers and/or carriers using our products, which could trigger our indemnification obligations to one or more of them and result in substantial expense to us.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in Bangalore and Hyderabad, India. In addition, 93% of our revenue for the nine months ended September 28, 2008 and 94% of our revenue for the year ended December 30, 2007 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability, including war and terrorist acts;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	natural disasters and public health emergencies;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions or unexpected changes in regulatory requirements;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	foreign currency exposure and fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

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

We maintain extensive operations internationally. We have large offices in Bangalore and Hyderabad, India and other offices in France, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars; if recent trends were to change, an increase in the U.S. dollar relative to the currencies of the countries that our customers operate in could materially affect our Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

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

Our investments in marketable securities may experience further decline in value, which would require us to recognize a charge and adversely affect our operating results.

Our marketable securities portfolio, which totals $64.5 million at September 28, 2008, includes auction rate securities of $1.0 million ($7.2 million at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded an other-than-temporary impairment of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although we believe that $1.0 million is the current fair value of the securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in our statement of operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of December 31, 2006 to September 28, 2008 ranged from a low of $1.90 to a high of $9.34.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seek unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions were heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion requesting that the Court reconsider its order dismissing the case and permit plaintiffs to file a second amended complaint. Defendants have opposed plaintiffs’ motion to reconsider. The Court denied plaintiffs’ motion to reconsider, and on July 9, 2008, plaintiffs appealed the Court’s order dismissing the case with prejudice. Plaintiffs’ appeal is currently pending the U.S. Court of Appeals for the Second Circuit. The Company cannot predict the likely outcome of the appeal. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition, cash flows and results of operations, if not covered by our insurance carriers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of October 22, 2008, we had approximately 28.8 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

In the future, we intend to issue additional shares to our employees, directors or consultants, and may issue shares in connection with corporate acquisitions, as well as in follow-on offerings to raise additional capital. Due to these factors, sales of a substantial number of shares of our common stock in the public market could occur at any time. These sales could reduce the market price of our common stock.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (1)
March 31, 2008 – April 27, 2008	—	$—	—	$10,000,000
April 28, 2008 – May 25, 2008	1,123,570	$3.19	1,123,570	$6,413,238
May 26, 2008 – June 29, 2008	449,194	$3.60	449,194	$4,795,096

Total	1,572,764	$3.31	1,572,764	$4,795,096

(1)	The plan, as approved by the Company’s board of directors, is to repurchase up to $10 million of the Company’s common stock and was publicly announced on April 24, 2008. There is no expiration date for the plan.

Item 4.	Submission of Matters to a Vote of Security Holders

Incorporated by reference to Exhibit 22.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2008 (File No. 000-51532).

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: November 6, 2008	By:	/s/ Michael Gulett
Michael Gulett
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 6, 2008	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 28, 2008

Exhibit Number	Description

10.1	Summary of Registrant’s 2008 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008 (File No. 000-51532).

10.2	2008 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 10-Q filed with the SEC on May 7, 2008 (File No. 000-51532).

10.3	Letter of agreement with Michael Gulett dated as of July 27, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on July 30, 2008 (File No. 000-51532).

10.4	Separation agreement and mutual releases with Michael A. Ricci dated as of August 1, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2008 (File No. 000-51532).

10.5*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008 (File No. 000-51532).

22.1	Certificate and Report of Inspector of Election. Incorporated by reference to Exhibit 22.1 of the Registrants Quarterly Report on Form 10-Q with the SEC on August 8, 2008 (File No. 000-51532)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.