Form 10-K
period 2008-12-28
IKANOS COMMUNICATIONS
filed 2009-03-11
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 28, 2008

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

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 29, 2008 (the last day of Registrant’s second quarter of fiscal 2008), was approximately $97,179,551, based upon the June 27, 2008 closing price of the Common Stock as reported on the NASDAQ Global Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 2, 2009, there were 29,150,942 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement for the 2009 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

•	our limited operating history and history of losses;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	decreased demand for our semiconductors;

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	market acceptance of new products and technologies;

•	the complexity of our technology;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	the future growth of the high-speed interactive broadband and network processing markets;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

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

Overview

Ikanos develops high performance semiconductor and software products that enable network equipment manufacturers and service providers to deliver broadband to the digital home. We are the leading supplier in the very-high-bit rate digital subscriber line (VDSL) market, with more than 20 million VDSL central office ports shipped to date, and we are a top provider of network processors and other products that enable the delivery of so-called triple- and quadruple-play services: voice, video and data over wireline and wireless networks. Our products have been deployed by service providers in Asia, Europe and North America and power a range of central office (CO) and customer premises equipment (CPE) including digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters and residential gateways (RGs).

Ikanos has a history of innovation in the broadband market. We have developed programmable, scalable chip architectures that directly address the requirements of advanced broadband applications including voice, video and data services. In addition, we have expertise in the creation and integration of unique digital signal processing algorithms that further differentiate our offerings. These capabilities allow us to better support the deployment of new revenue-generating services while keeping service providers’ capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product-solutions to the service provider market.

We offer multiple product lines. Our high-performance processors are designed for customer premises equipment in the fiber, VDSL and asynchronous digital subscriber line (ADSL) 2+ markets; our VDSL2 standalone chipsets and integrated processors enable the broadband over copper market and provide transmission rates up to 100 megabits per second (Mbps) downstream and upstream; and our integrated processor and ADSL data pump can be used for modems and other devices targeting the ADSL modem market.

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

In February 2008, we purchased DSL technology and related assets from Centillium Communications, Inc. for approximately $11.9 million in cash. The team of engineers, DSL products, technology, patents and other intellectual property allowed us to extend our market leadership as well as accelerate our digital home initiatives and next generation VDSL2 development.

Industry Background

Demand for Broadband Services

The growth of the Internet, the proliferation of advanced digital media and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to researchers at iSuppli, worldwide broadband subscribers will grow from 414 million in 2008 to 721 million by 2013. VDSL and fiber-to-the-home (FTTH) technology will grow to about a third of the market by 2013, with a compounded annual growth rate of approximately 40%. To remain competitive, service providers must deliver more bandwidth and increasing speed to enable revenue-enhancing advanced services. Today, these services include access to advanced digital media, video, communications and interactive broadband applications, including:

•	Broadcast television;

•	High definition television (HDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Interactive television;

•	Peer-to-peer file sharing;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Streaming video and audio;

•	Online gaming and game hosting; and

•	VoIP.

Additionally, users are increasingly creating, interacting with and transmitting advanced digital media. As a result, the ability to send information upstream has become as important as the ability to receive information downstream. For example, applications such as peer-to-peer file sharing or online gaming have the same high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their existing first generation broadband technology, which does not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications. The table below compares broadband applications and their bandwidth requirements:

Services	Downstream (Mbps)	Upstream (Mbps)
HDTV (2-3 per household)	20-50	1-1.5
High Speed Internet	20-30	10-20
Video Conferencing	2-5	2-5
On-line Gaming	1-3	1-3
Video Blogging	1-3	1-3
Total Required	44-91	15-33

The Service Provider Market Opportunity for Broadband Services

Historically, service providers have used their copper lines primarily for providing basic voice services. While demand for Internet access has increased, traditional basic voice service revenue has experienced little to no growth. Service providers’ legacy voice revenue has also been under pressure due to increased competition from cable multi-service operators and other alternative service providers.

Anticipating a significant increase in advanced communications traffic, service providers upgraded their core and metro area networks with millions of miles of high-capacity optical fiber in the 1990s. However, broadly deploying fiber directly to the end user on the access network to provide high-speed broadband is cost prohibitive and time consuming. As a result, there is an enormous disparity between bandwidth in the fiber network and the bandwidth available to the end user. Given that the majority of Internet users are connected to service providers’ copper lines, the most practical means available to the service providers for delivering interactive broadband services is to utilize their existing copper lines.

In an attempt to meet the growth in demand for Internet access and to supplement their legacy voice revenues, most service providers have deployed first generation broadband technologies in the form of DSL products over copper lines. First generation DSL typically offers transmission rates that are inadequate for providing the bandwidth necessary for advanced digital media, video and communications applications.

Second-generation broadband offerings, specifically the ADSL2 and ADSL2+ standards, were introduced to give service providers the ability to offer basic video, voice and data services, and provided speed improvement over first-generation broadband technologies. While second-generation broadband technologies do not offer the high maximum upstream and downstream data rates of third-generation, or VDSL-based technologies, second-generation broadband technology offerings have achieved market acceptance in early deployments of triple play services.

Third-generation interactive broadband provides a richer user experience through the combination of higher upstream and downstream transmission rates, which, together with customizable applications, such as interactive television, provides more personalized services than broadcast-oriented networks. Moreover, high-speed broadband enables telephone service providers to offer triple play and interactive services that may surpass the services currently provided by cable operators.

To accommodate the requirements of triple play and interactive services, a number of service providers are deploying high-speed broadband services over their existing copper infrastructure. High-performance, interactive broadband technology bridges the bandwidth gap between fiber and copper while avoiding the costs and time of deploying fiber all the way to the premises. This enables service providers to quickly meet the needs of their users and increase their revenues through the delivery of advanced digital media, video, communications and interactive broadband applications while minimizing costs and capital expenditures.

In order to deliver triple play and interactive services, service providers are increasingly offering customers residential gateway equipment that implements some or all of the following key functions:

•	Wide area network (WAN) physical layer (PHY): VDSL, ADSL, FTTH;

•	VoIP;

•	IP routing;

•	Local area networking (LAN), such as Ethernet, 802.11a,b,g,n, and Home Networking;

•	Quality of Service (QoS);

•	Connectivity for external devices like printers, USB drive, hard disk drive; and

•	Network security.

The Ikanos Solution

Ikanos is a leading developer and provider of highly programmable semiconductors that enable high-speed broadband services over service providers’ existing copper lines as well as residential gateways in the home. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our network processors are used in a range of devices in the digital home, and offer high-performance, integrated VoIP, wireless and DSL, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

Our products form the basis of communications systems that are deployed by service providers in their infrastructure, as well as in the home to enable subscribers to access data, voice and video. We offer highly programmable products that support the multiple international standards used in broadband deployments worldwide, including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+. In addition, our processors are geared to handle gigabit passive optical networks and Ethernet passive optical networks FTTH interfaces and provide wire speed switching performance for FTTH deployments.

We have incorporated features and functions into our products that previously had to be developed by our OEM customers as part of their own systems. We refer to these features and functions as our systems-level capabilities, which enable our OEM customers to reduce costs, accelerate time-to-market and enhance the flexibility of their systems.

We believe that our key competitive advantages include our system-level expertise, the programmability of our products, our ability to integrate complex analog hardware, digital hardware, algorithms, systems and software into a complete product, our distributed accelerator processor architecture and our technology leadership and experience working directly with service providers in mass deployment of this technology. Our products are not only being deployed by leading service providers around the world but also are being evaluated by other leading service providers.

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

Highly programmable platform and software. We provide a highly programmable platform for the interactive broadband industry that enables significant customization of reach, transmission rates and other specifications to optimize transmission performance. Our software enables the programmability of our digital signal processor as well as provides an interface to an external processor for diagnostic testing and configuration of key functions. Our software can be remotely downloaded into our semiconductors for easy field upgrade and service expansion. This capability allows service providers to protect their investments and reduce costs. In addition, we provide application software that can be used by our OEM customers to facilitate the incorporation of our semiconductors into their systems.

High-performance digital signal processing and advanced algorithms. Communications algorithms are special techniques used to transform between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. In order to reliably transmit and receive signals at high-speed transmission rates, it is critical to execute advanced algorithms in real time. Algorithm processing is typically performed by the digital signal processor. We have designed high-performance, low power usage digital signal processors for high transmission rate applications that utilize our proprietary software. Our processing algorithms enable reliable transmission and recovery of signals at high-speed transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our digital signal processor and our advanced algorithms provides us a competitive advantage.

Flexible network interfaces. Service providers globally use multiple communications protocols for transmitting data, voice and video over their networks. Such protocols include Asynchronous Transfer Mode (ATM) and IP. Our semiconductors have the capability to support multiple network protocols and interfaces, including ATM and IP, to a variety of different OEM systems. For example, service providers in Japan and Korea typically deploy IP-based line cards and platforms that use our semiconductors while service providers in Europe and North America have historically deployed ATM-based systems and are in the process of migrating to IP-based systems.

High-performance network processing. The delivery of high-quality video and other services requires a high-performance processor to handle the digital data streams that travel in both the upstream and downstream directions from the subscriber’s home. Common data processing functions include routing of IP-based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality. Our products include high-performance semiconductors that are designed to perform functions at rates of up to 200 Mbps, which is equal to the rates of our VDSL2 PHY products and 1 gigabit per second (Gbps) on the LAN side. We believe the combination of our high-performance network processing products and our broad range of VDSL and ADSL2+ PHY products provides us a competitive advantage.

Key Benefits of Our Technology for Our Customers

Enabling the delivery of advanced digital media, video, communications and interactive broadband applications. Our products provide high-speed transmission rates of up to 100 Mbps downstream and upstream. These transmission rates enable service providers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting and VoIP, as well as traditional telephony services.

Improving time-to-market with programmable systems-level products. Our products are programmable through our software, which enables our OEM customers to provide a single line card, instead of multiple line cards, to support multiple international standards. Our systems-level capabilities enable us to design our semiconductors to accelerate our OEM customers’ time-to-market. Because of the programmability of our products, service providers can deliver multiple service packages and charge different amounts for these packages.

Cost-effective, high-performance transmission over existing copper lines. Our semiconductors minimize service providers’ capital expenditures and costs, because they enable transmission of signals at high-speed transmission rates over their existing copper lines. As a result, service providers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers. Our products are compatible with service providers’ existing systems, enabling these service providers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs. Moreover, we offer semiconductors for ADSL2 and ADSL2+ broadband products, as well as VDSL broadband products, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors.

End-to-end products. We offer semiconductors for both central office and customer premises equipment to deliver seamless interoperability.

Proven technology. To date, we have shipped products to enable over 20 million VDSL central office ports and over 10 million RGs. Our products are already deployed or in field testing at leading service providers worldwide such as Belgacom, Chunghwa Telecom, France Telecom, Hanaro-Telecom, Korea Telecom Corp., Nippon Telegraph And Telephone East Corp., Nippon Telegraph And Telephone West Corp., Softbank BB Corporation, and Swisscom. Our OEM customers and the service providers they serve conduct extensive system-level testing and field qualification of a new semiconductors generally over a six to eighteen month period to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: Alcatel-Lucent, Dasan Networks, Inc., ECI Telecom Ltd., Innomedia, Inc., Millinet Co., Ltd., Motorola, Inc., NEC Corporation, Sagem Communications, Sumitomo Electronic Industries, Ltd., Thomson Telecom SPA, Ubiquoss ISP, Westell Technologies, Inc. and ZyXEL Communications, Inc.

Our Strategy

Our objective is to provide the leading semiconductor and software products for the universal delivery of new generations of broadband services that transform the way people work, live and play. We expect to continue to develop highly programmable semiconductors that deliver triple play and interactive services over broadband using telephone copper lines and that distribute these services in the digital home. In addition, we intend to further expand into new applications and adjacent markets. The principal elements of our strategy are:

Leverage our market and technology leadership positions. We believe we have achieved a leadership position in the high-speed broadband market as well as in the triple play RG markets. We have been a leader in the development of the standards for interactive broadband over copper lines and our products are compliant with those standards. Our products have been deployed by several leading service providers, which we believe provides us with an incumbent position with these service providers. We intend to leverage our incumbent position to accelerate the deployment of our products around the world.

Capitalize on our existing service provider and OEM relationships. Broadband technology requires customization for the specific needs of service providers. We intend to continue to capitalize on our close relationships with leading service providers and OEMs to accelerate the deployment of our products. We believe that our close relationships with service providers and OEMs provide us with a deep understanding of their needs and enable us to continue to develop customized technology to meet their requirements.

Continue to pursue acquisitions, strategic partnerships and joint ventures. We intend to continue to pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with service providers and OEMs. For example, in February 2006, we completed the NPA acquisition, which we believe enabled us to become a leading developer and provider of RG semiconductors. Also in 2008 we purchased certain DSL technology and assets from Centillium Communications, Inc.

Leverage our technology capabilities to pursue new market opportunities. We have developed expertise in technologies that are key to high-speed broadband, including analog and mixed-signal semiconductor design, digital signal processing, advanced-signal processing algorithms, firmware and software. We also have expertise in developing and designing high-performance network processing semiconductors and related software that enables us to integrate key residential gateway functions into a single chipset that consists of multiple semiconductors. We plan to further extend our technology expertise by devoting engineering resources to research and development in analog and mixed-signal, digital signal and network processing as well as by exploring potential technology acquisition opportunities. We intend to use our core technologies and establish partnerships to develop new complementary products that incorporate additional functionality to our current semiconductors to expand our addressable market.

Diversify our customer base. We have sales presence in Europe, Japan, Korea, Taiwan and the United States. We intend to utilize our sales team, technical support organization and third-party sales channels to broaden our customer reach on a global basis. We intend to diversify the geographic sources of our revenue through our work in those regions. In particular, we seek to expand relationships with service providers in countries such as Belgium, Canada, China, Germany, Italy, The Netherlands, Sweden, Switzerland, Taiwan, the United Kingdom and the United States.

Capitalize on our fabless operating model. We intend to continue to operate as a fabless semiconductor company by outsourcing all the manufacturing, assembling and testing of our semiconductors to reliable outsourcing partners. We also intend to continue working closely with our third-party outsourcing partners to achieve higher performance and lower cost for our semiconductors. We believe that our fabless operating model has enabled us to continue to focus on innovation, integration and the marketing and selling of our products. This enables us to maximize our opportunities, while minimizing our need for capital.

Our Target Markets and Products

We offer multiple product lines that are designed to address different segments of the high-speed broadband and RG semiconductor markets. Using equipment based on our programmable semiconductors, service providers deploy advanced digital media, video, communications and interactive broadband applications over their existing copper infrastructure. Service providers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer and system design constraints such as performance, density and power consumption.

Our products are generally located at both ends of the copper line. DSLAMs and concentrators, which are located in the service provider infrastructure, use CO semiconductors while RGs and modems, which are located at the subscriber’s premises, use CPE semiconductors.

Central Office/Access Infrastructure Markets

Service provider networks generally connect to their customers through a combination of fiber and copper lines. The fiber termination point can be located in the service provider CO (Fiber to the Exchange), in a remote terminal in the field (Fiber to the Remote—FTTR or Fiber to the Node—FTTN), or inside or just outside a large building (Fiber to the Building—FTTB) and in a home (FTTH, in which case the in-home distribution may or may not be over copper lines). Such markets are collectively referred to as FTTx and the growth in these markets is fueled by service providers pushing their fiber capabilities deeper into their infrastructure and closer to the end user.

As service providers extend fiber closer to the customer, the length of the copper line shortens. With copper lines of 3,000 feet or shorter, service providers can provide high-speed transmission rates—similar to that of fiber —over existing copper lines. By providing high-speed transmission rates over existing copper lines, service providers enable the cost-effective provisioning of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming, game hosting and VoIP, as well as traditional telephony services.

Our multi-mode CO access infrastructure products enable service providers to quickly offer triple play services. These products comply with a broad range of international standards, support both Ethernet and ATM connectivity and fully complement service providers’ fiber deployments by leveraging existing copper infrastructure. We believe that this product line offers the industry’s best performance with the lowest power consumption and the highest port density.

Central Office/Access Infrastructure Products

Fx™ Family

The Fx family of multi-mode (VDSL2, VDSL, ADSL2+, ADSL2, ADSL per port) products enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform and offer up to 100/100 Mbps performance (100 Mbps downstream and 100 Mbps upstream). These products utilize our fifth generation technology and consist of an 8-port DSP engine, a 4-port Analog Front End (AFE), a 4-port Integrated Front End (IFE) and a 2-port line driver (LD). These chipsets are targeted for CO equipment (DSLAMs, ONTs and other broadband concentrators) and are compliant to all mandatory features of the VDSL2 (G.993.2) standard.

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

Customer Premises Equipment/Residential Gateway Markets

Customers demand a wide array of services from their broadband providers. They want VoIP telephony, IPTV, wireless connectivity, Personal Video Recorder (PVR) services, security, file and photo sharing, gaming and a host of other advanced offerings. But service providers face a significant challenge delivering those offerings. Not only is there a greater need for bandwidth, but service providers also need to provide an end-user device that has the processing power to handle new services while managing their operating expenses.

We believe that the residential gateway is poised to become the centerpiece of the digital home. Whether the access infrastructure is copper, fiber or wireless, the residential gateway must have adequate bandwidth to distribute bandwidth intensive services with appropriate security and other functionality. As each service provider rolls out new offerings, they are moving to residential gateways from simple modems. As IPTV and other services grow, VDSL2 and PON infrastructure deployment have begun to pick up to meet increasing bandwidth requirements.

Our Fusiv® RG processors enable service providers to efficiently and cost-effectively deliver triple-play services to the residential, small office/home office and small to medium enterprise markets. These processors utilize Ikanos’ unique distributed architecture, which includes multiple accelerator processors (AP) that offload switching, routing and other tasks from the host central processing unit (CPU). As a result, we provide high-levels of processing power for combined advanced services including but not limited to VoIP, PVR, multi-mode DSL and security, while supporting best-in-class QoS and wire speed performance across all LAN and WAN interfaces.

Our products are primarily targeted at the residential gateway market, but may also be utilized in adjacent applications including but not limited to routers and security appliances for small and medium enterprises, analog telephone adapters and small IP-based private branch exchanges (PBXs).

Customer Premises Equipment/Residential Gateway Products

FxS™ Family

FxS chipsets are incorporated into equipment located at the customer premises, also referred to as Subscriber Located Equipment (SLE), or the Optical Network Terminal (ONT), and are integral to the delivery of interactive broadband services. FxS chipsets provide multi-mode VDSL PHY connectivity using existing copper lines at transmission rates of up to 100 Mbps downstream and upstream;

•	Fx100100S-5: 100/100 VDSL (profile 8a,b,c,d/12a,b/17a/30a) and ADSL applications for equipment like DSLAMs and ONTs

•	Fx10050S-5: 100/50 VDSL (profile 8a,b,c,d/12a,b/17a) and ADSL applications for equipment like DSLAMs and ONTs

Fusiv Vx Family

Fusiv products are incorporated in customer premises equipment including VoIP gateways, RBs, routers and IP-based PBXs. Fusiv processors employ a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the host CPU processing power is available for customer applications.

•

The Fusiv Vx150 is a high-performance, cost-effective network processor for building customer premises equipment that enables bundled voice and data services, and provides high-speed switching, routing, packet filtering, and firewall functions. It provides integration of full chain voice processing, signaling and network protocol processing and rich peripheral interface support.

•

Ikanos’ Fusiv Vx155 processor delivers the processing power and capability to handle full voice chain, signaling and network protocol processing on a single chip. This makes it ideal for triple- and quadruple-play gateways. It supports a variety of WAN topologies including PON, DSL, WiMAX and Ethernet.

•

Ikanos’ Fusiv Vx160 integrated processor is ideal for ADSL2+ routers, ADSL2+ residential gateways and other customer premises equipment. It combines a high-performance RISC processor and ADSL2+/ADSL2/ADSL physical layer data pump into one compact package.

•

Ikanos’ Fusiv Vx170 processor was designed expressly for fiber-to-the-home deployments. The product is a system-on-chip, which integrates a control processor, DSP subsystem, security engine, and two GMII Gigabit Ethernet ports for broadband connectivity. Its MIPS™-based core and integrated QoS capabilities make it ideal for deployments of new services such as IPTV, VOD and online gaming.

•

The Fusiv Vx180 is an integrated gateway processor that provides a MIPS-based CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump, which is backward compatible to ADSL2+, ADSL2 and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n, MoCA™, HomePNA™ and HomePlug®. The Fusiv Vx180 offers two options for the analog IFE. The IFE-5 with a hybrid LD (two semiconductors) supports up to the 30a profile with 100/100 performance. The IFE-6, which has an integrated IFE and LD, supports up to the 17a profile and ADSL.

•

Ikanos’ Fusiv Vx200 processor integrates full chain voice processing, signaling and network protocol processing onto a single chip. A built-in security engine allows users to build IP-Sec enabled data and voice applications. The product also provides high-speed switching, routing, packet filtering and firewall functions.

Software

Software is a key component of Ikanos semiconductor products. In our CO and CPE chipsets, we have proprietary Rapid Rate Adaptation™ (RRA) software that enhances link robustness. Ikanos’ Programmable Operating System™ (iPOS) software facilitates the customization of Fx and FxS chipsets to specific applications. And our FusivWare™ software for our processors allows for increased flexibility and reuse in the design of modems, gateways and other devices expediting time-to market for our customers’ new generations of products.

•

Ikanos’ RRA is an automated, intelligent software allowing service providers to enhance link robustness, reliability and availability under severe and time-varying noise environments. RRA is an advanced technology that minimizes disconnections and subsequent retrains on the DSL link in the presence of sudden, large wideband noise changes.

•

Ikanos’ iPOS integrates a real-time operating system kernel and management Application Programming Interfaces (APIs) that enable equipment vendors to easily tailor Fx and FxS chipsets to specific applications. iPOS is highly configurable and controls the chipsets’ Burst Mode Engine™ (BME). It is based on the VxWorks operating system and can be ported to other operating systems and host processors.

•

Ikanos’ FusivWare is advanced Linux-based operating software that enables OEMs to jump start their development processes. The software incorporates routing, bridging, wireless LAN and other drivers, a complete VoIP stack, packet classification, marking, QoS, and bandwidth management to enable the rapid prototyping and production of simple modems to sophisticated gateways.

Customers and Service Providers

Customers

The markets for systems utilizing our products and services are mainly served by large OEMs, ODMs and CMs. We work directly with OEMs to understand their requirements and the requirements of the service providers they serve to provide the OEMs with semiconductors that can be qualified for use within the service providers’ networks. Below is the list of our OEM customers who have purchased at least $1.0 million of our products directly from us, through a CM or a distributor for the year ended December 28, 2008.

OEM Customer	CM or Distributor, if any
Alcatel-Lucent	TBP Electronics Belgium nv, Flextronics
Corecess, Inc.	Uniquest Corporation
Dasan Networks, Inc.	Uniquest Corporation
Motorola, Inc.	Benchmark Electronics
Millinet Co., Ltd.	Uniquest Corporation
NEC Corporation	—
Sagem Communications	—
Sumitomo Electronic Industries, Ltd.	Paltek Corporation
Thomson Telecom SPA	—
Ubiquoss ISP	Uniquest Corporation
ZyXEL	—

In 2008, NEC Corporation accounted for 25%, Sagem Communications accounted for 21%, Paltek Corporation accounted for 23%, and Alcatel-Lucent accounted for 11% of our revenue. In 2007, NEC Corporation accounted for 29%, Sagem Communications accounted for 20%, Uniquest Corporation accounted for 11%, and Altima accounted for 12% of our revenue. In 2006, Sagem Communications accounted for 23%, NEC Corporation accounted for 23%, Uniquest Corporation accounted for 22% and Altima accounted for 19% of our revenue.

Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 58% in 2008, 67% in 2007 and 70% in 2006.

Service Providers

We work directly with various major service providers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the service providers’ networks. Our OEM customers have sold products that include our semiconductors to major service providers, including:

•	Belgacom (Belgium);

•	Chunghwa Telecom (Taiwan);

•	France Telecom (France);

•	Hanaro-Telecom (Korea);

•	Korea Telecom Corp. (Korea);

•	Nippon Telegraph & Telephone Corporation (Japan);

•	Softbank BroadBand (Japan); and

•	Swisscom (Switzerland).

Our Service and Support for Customers and Service Providers

To accelerate design and development of our OEM customers’ systems and the qualification and mass deployment of our technology, we have an applications engineering team and a field application engineering team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware, software and have access to the various expertise within our Company to ensure proper service and support for our OEM customers and the service providers.

Our service and support involves multiple stages including working with the service providers’ evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the service providers’ performance and other requirements.

In parallel, our engineers help our OEM customers with the design and review of their system designs. Our application engineers and field application engineers help the OEM engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software codes and other documentation. By doing this, we assist our OEM customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by the OEMs, we work closely with the OEMs’ engineers to integrate our software into the OEMs’ systems through site visits and extensive field-testing with the service providers which may include inter-operation with legacy equipment already deployed in the service provider’s served area. This entire cycle may take six to eighteen months depending upon the region, service provider requirements and deployment plans.

Sales and Marketing

Our sales and marketing strategy is to achieve design wins with leading OEMs and mass deployment with service providers worldwide. We consider a design win to occur when an OEM notifies us that it has selected our products to be incorporated into its system. We refer to our sales and marketing strategy as “direct touch” since we have significant contact directly with the customers of our OEMs, the service providers. We believe that applications support at the early stages of design is critical to reducing time to deployment and minimizing costly redesigns for our OEM customers and the service providers. By simultaneously working with our OEM customers and the service providers, we are able to use the pull of service provider network compatibility and interoperability to push design wins with our OEM customers, which is further augmented by our support and service capabilities.

We market and sell our products worldwide through a combination of direct sales and third-party sales representatives. We utilize sales representatives to expand the impact of our sales team. We have strategically located our sales personnel, field applications engineers and sales representatives near our major customers in Europe, Japan, Korea, Taiwan, and the United States.

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

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL, PON and network processing markets, we currently compete or expect to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp., Teknovus, Thomson S.A., and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted, and may continue to result, in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nonetheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

We also consider other companies that have access to discrete multi-tone (DMT) or network processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

We compete primarily with respect to the following factors:

•	product performance;

•	compliance and influencing industry standards;

•	price and cost effectiveness;

•	energy efficiency

•	functionality;

•	time-to-market; and

•	customer service and support.

We believe that we are competing effectively with respect to these factors.

Technology and Architecture

We believe that one of our key competitive advantages is in the integration of our broad base of core technologies encompassing systems, algorithms, hardware, software and silicon. We believe this vertical integration of core competencies enables us to make optimal architectural choices in designing and developing cost-effective, high-performance and programmable semiconductors. Our products are manufactured on standard low-cost, complementary metal-oxide semiconductor (CMOS) or bi-polar complementary metal-oxide semiconductor (Bi-CMOS) processes or Bi-Polar processes. We have the following core competencies:

•	ability to develop system-level products that incorporate analog and digital processing, as well as software and algorithms;

•	a programmable analog and digital architecture that allows our semiconductor products to be programmed for multiple standards and applications;

•	highly optimized digital signal processing algorithms;

•	highly optimized packet processing engine;

•	service provider deployed VoIP digital signal processing capability;

•	digital design and verification capability for leveraging advancements in process technologies;

•	analog design capability in CMOS, Bi-CMOS and Bi-Polar processes; and

•	knowledge of the service provider network, which enables us to help service providers with their network planning and deployment of services.

Where cost-effective, we purchase designed and verified specific functional blocks, such as real time operating systems, from third-party vendors.

Our VDSL/CO and VDSL/CPE products utilize DMT line coding technology. Starting in June 2003, DMT was globally adopted for VDSL2 by three standards committees. In North America, by Committee T1E1.4 (now known as NIPP-NAI) of the Alliance for Telecommunications Industry Solutions (ATIS is accredited by the American National Standards Institute (ANSI)), and worldwide by both the Institute of Electrical and Electronics Engineers (IEEE) and the International Telecommunications Union (ITU-T). In May 2005, the VDSL2 standard was consented by the ITU-T and in February 2006 the standard was approved. The VDSL2 standard represents an advance in capability over the VDSL standard and defines a series of “profiles” for high-speed DMT-based transmission in both the upstream and downstream directions for a variety of deployment models.

VDSL and VDSL2 are the highest-rate forms of DSL technology available today and can enable interactive broadband services using existing copper lines. VDSL2 transmits aggregate data at rates of 60 Mbps and greater for up to 3,000 feet. At lower transmission rates, VDSL2 also offers longer reach of up to 15,000 feet. VDSL and VDSL2 are significantly faster than alternative DSL technologies and enable service providers to provide revenue enhancing multiple services to respond to competitive and industry pressures from cable operators and other service providers. We provide a portfolio of products which support some or all of the following standards: VDSL2, VDSL, ADSL2+, ADSL2 and ADSL.

Our networking processor products have high-performance packet processing capacity and implement a broad suite of protocol functionality, VoIP and networking security. These products are capable of up to 2 Gbps packet processing throughput. This complements our high-performance PHY products to accommodate the requirements of triple play and interactive services, and provides service providers the scalability and flexibility to add additional broadband applications in the future.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related software. We have experienced engineers who have significant expertise in interactive broadband and network processing technologies. These areas of expertise include communication systems, system architecture, digital signal and network processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. As of

December 28, 2008, we had 194 employees engaged in research and development, of which 100 are employed in Bangalore and Hyderabad, India, 79 in North America and 15 in rest of world. Our research and development expenses were $43.2 million in 2008 as compared to $51.1 million in 2007 and $53.7 million in 2006.

Operations

Semiconductor Fabrication

We do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for our own usage. By owning some of the test equipment, we gain some cost benefits and assurance of capacity. We depend upon third-party subcontractors to manufacture, package and test our products. By outsourcing manufacturing, we are able to substantially avoid the cost associated with owning and operating a captive manufacturing facility. This allows us to focus efforts on the design and marketing of the products. We currently outsource all semiconductor wafer manufacturing to Austriamicrosystems AG, NXP Semiconductors, Semiconductor Manufacturing International Corporation, Silterra Malaysia Sdn Bhd., Taiwan Semiconductor Manufacturing Company and Tower Semiconductor Ltd. We work closely with the foundries to forecast on a monthly basis the manufacturing capacity requirements. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that the fabless manufacturing approach provides the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of the products to those subcontractors that offer the best capability at an attractive pricing. Nevertheless, because we do not have formal, long-term pricing agreements with any of the subcontracting partners, the wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with the foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

Our products are shipped from the third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and then tested. We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors, including Advanced Semiconductor Engineering, Inc. in Taiwan and Malaysia, Global Testing Corporation in Taiwan STATSChipPAC Ltd. in Singapore and United Test and Assembly Center Ltd. in Singapore. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our semiconductors for ease of testability, further reducing production costs.

Quality Assurance

Our quality assurance program begins with the design and development processes both in hardware and software. Our hardware designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to be manufactured. We pre-qualify each of the subcontractors and conduct periodic quality audits. We monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards. In August 2006, we were certified to ISO9001 standards and passed a surveillance audit in May 2008.

Out software goes through testing per test plan and customer requirements. As bugs are identified, the engineers rewrite the codes to eliminate before the software is released.

Environmental Regulation

We are also focusing on managing the environmental impact of our products. The manufacturing flows at all the subcontractors used by us are registered to ISO14000, the international standard related to environmental management. We believe that the products are compliant with the Restriction of Hazardous Substance (RoHS) directives and that materials are available to meet these emerging regulations.

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

As of December 28, 2008, we held a total of 95 issued patents in the U.S. and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates are generally 2019 and beyond. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. Ikanos Communications, Ikanos, the Ikanos logo, Ikanos Programmable Operating System, “Bandwidth without boundaries” tagline, Burst Mode Engine, FasTrack, Fusiv, FusivWare, Fx, FxS, and RRA are among the trademarks or registered trademarks of Ikanos.

Employees

As of December 28, 2008, we had a total of 290 full-time employees, of whom 194 were involved in research and development, 7 in operations, and 89 in sales, marketing, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

Backlog

Our sales are made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice, and in most cases without substantial penalty. Therefore, we believe that the purchase orders are not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 19, 2009:

Name	Age	Position
Michael Gulett	56	President and Chief Executive Officer
Cory J. Sindelar	40	Chief Financial Officer
Chandrashekhar Khandekar	52	Vice President, Operations and Corporate Quality
Noah D. Mesel	48	Vice President and General Counsel
Nick Shamlou	48	Vice President, Worldwide Sales
Kumar Sivakumar	55	Senior Vice President and General Manager

There are no family relationships among any of our directors and executive officers.

Michael Gulett has served as our President and Chief Executive Officer since July 2008 and has served on the Ikanos Board of Directors since August 2003. For the past 14 years, Mr. Gulett has been the president, CEO or COO of a number of publicly traded and privately held companies. From March 2006 to October 2007, Mr. Gulett was Chief Executive Officer of TZero Technologies, a semiconductor company. From December 2004 to August 2005, Mr. Gulett served as the interim Chief Executive Officer of Siliquent Technologies, Inc., a semiconductor company, which was acquired by Broadcom Corporation in August 2005. From December 2001 to December 2003, Mr. Gulett was President and Chief Executive Officer of ARC International plc, a technology licensing and embedded software company. Prior to ARC, Mr. Gulett served as President and Chief Operating Officer of Virata Corporation, a leading supplier of DSL processors. Mr. Gulett has also held a range of engineering, operations and business management positions at VLSI Technology, California Devices, NCR Microelectronics and Intel Corporation. Mr. Gulett holds a bachelor’s degree in electrical engineering from the University of Dayton.

Cory J. Sindelar has served as our Chief Financial Officer since October 2006. Mr. Sindelar joined Ikanos in September 2006 as Vice President of Finance. From October 2003 to October 2006, Mr. Sindelar served as Director of Finance and Accounting at EMC Corporation, an information infrastructure solutions company. Mr. Sindelar was the Vice President, Corporate Controller and Principal Accounting Officer of Legato Systems, Inc., a software company from December 2000 until October 2003, at which time it was acquired by EMC Corporation. Prior to joining EMC/Legato, Mr. Sindelar served as Senior Manager at PricewaterhouseCoopers LLP, a global assurance and business advisory firm in San Jose, California. Mr. Sindelar holds a B.S.B.A in Accounting from Georgetown University.

Chandrashekhar Khandekar has served as our Vice President of Operations and Corporate Quality since July 2007. From January 2006 to July 2007, Mr. Khandekar was vice president of assembly operations at JDSU Corp., where he managed worldwide assembly operations for optical communications products as well as global quality assurance. From October 2004 to January 2006 Mr. Khandekar was vice president of quality and reliability assurance for PMC-Sierra Inc. From August 1999 to September 2004 Mr. Khandekar held several key positions in Operations and Quality at Intel Corp. Mr. Khandekar earned a B.S. in Electrical Engineering from the University of Indore in Indore, India, and a Master’s of Science from Northwestern University.

Noah D. Mesel has served as our Vice President and General Counsel since June 2007 and served as head of our human resources from September 2007 to September 2008. Mr. Mesel previously served as general counsel at Legato Systems from March 2001 to October 2003, served as general counsel at Riverstone Networks from January 2004 to October 2006, and was corporate counsel at Lucent Technologies, supporting their global outsourcing business unit from September 1998 to September 2000. Mr. Mesel was an attorney at the Palo Alto law firm Wilson Sonsini Goodrich & Rosati from 1989 to 1998. Mr. Mesel holds a J.D. from the University of Virginia School of Law and a B.A. in Political Science and Literature from Claremont McKenna College.

Nick Shamlou has served as our Vice President of Worldwide Sales since September 2006. From January 2002 to September 2006, Mr. Shamlou served in several key positions including Vice President of Asia sales at Broadcom Corporation and as representative director for Broadcom Japan KK, where he oversaw all sales and field applications engineering. Prior to joining Broadcom, Mr. Shamlou spent 18 years at Motorola Inc., including director of sales for the Semiconductor Products Sector (SPS) Japan, director of Asia sales for the SPS-Imaging and Entertainment Division and director of global sales for the SPS-Advanced Digital Consumer Division. Mr. Shamlou earned a B.S. degree in Electrical Engineering from the University of Florida.

Kumar Sivakumar has served as Senior Vice President and General Manager since April 2008. Mr. Sivakumar is responsible for creating and executing Ikanos’ product vision and strategy. Prior to joining Ikanos, Mr. Sivakumar held a variety of leadership positions during his 14 years at LSI Logic, including general manager positions for the Communications Division, Communications Standard Products Business Unit and the Broadband Access Business Unit. Previously, Mr. Sivakumar was responsible for strategic marketing and product development at Raytheon’s semiconductor division. Mr. Sivakumar started his career at National

Semiconductor as a senior engineer in the Interface Design Group. Mr. Sivakumar earned a B.S. in Electrical Engineering from the University of London, an M.S.E.E. from Stanford University and an M.B.A. from University of California, Berkeley.

Where Can You Find Additional Information

With respect to the statements contained in this annual report on Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document, a copy of which has been filed as an exhibit to the registration statement. You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission (SEC) at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain copies of all or any part of this annual report on Form 10-K from such offices at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including our information which we file electronically with the SEC.

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

Risks Related to Our Business

Our quarterly operating results, including revenue and expense levels, have fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication service providers’ capital spending cycles, the design win process as well as other factors. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause our stock price to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. As was widely reported in the first half of this decade, the telecommunications industry experienced, and may again experience, a pronounced downturn. These downturns are characterized by decreases in product demand and excess inventories held by our customers, OEMs, and their customers, the telecommunications service providers (also called “service providers”). To respond to these downturns, many service providers slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice.

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue. In the first quarter of 2005 and fourth quarter of 2006, we experienced quarter-over-quarter revenue declines of 33% and 43%, respectively, over the prior quarters. After three quarters of relatively flat revenue results, our revenue for the third quarter of 2008 declined by $5.7 million, or 19%, compared to the second quarter of 2008.

We win supply relationships by working with OEMs and service providers to have our semiconductors designed into systems that will be deployed by service providers over multiples quarters. At any given time, as is currently the case, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected. Even when we are designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. We are aware of such deployment delays currently occurring with a service provider in Japan.

The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause our stock price to decline.

In addition, our expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline. Fluctuations in our operating results may be due to a number of factors, including, but not limited to, changes in the mix of products we develop, acquire and sell as well as those identified throughout this Risk Factors section. As a result, you should not rely on quarter to quarter comparisons of our operating results as an indicator of future performance.

The current worldwide financial situation could dampen demand for services based upon our products.

Our business is not directly tied to the reported causes of the current downturn in the financial markets. However we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money an in uncertain economic situation, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

In the latter part of 2008, we retained investment bankers to advise senior management and the Board of Directors regarding the Company’s strategic options; if the Board of Directors decides to pursue any options, that decision could significantly affect the Company’s stock price.

As announced in October 2008, we decided to retain Barclays Capital (formerly Lehman Brothers) to provide financial advice regarding potential strategic options for the Company. Such options include, without limitation, financing transactions, acquisitions, strategic partnerships, corporate restructuring and other activities. There can be no assurance that the evaluation of our options will result in the identification, announcement or consummation of any transaction. If the Board of Directors decides to authorize a transaction, that decision could cause significant volatility in the price of the Company’s outstanding common stock. Moreover, any transactions we do sign may not be acceptable to our stockholders. In addition, our investigation of strategic options may result in added costs, potential loss of customers and key employees as well as management’s distraction from ordinary-course business operations.

We have a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to reduce our expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past nine quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. We incurred a net loss of $41.1 million for the year ended December 28, 2008 and have an accumulated deficit of $183.8 million as of December 28, 2008. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again and, even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that we will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue; and our operating results will be harmed.

We currently expect the semiconductor products we have already announced to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the DSL, GPON or network processor markets do not materialize as expected, it would harm our business. In addition to being affected by global macroeconomic factors, the markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

Our products typically have lengthy sales cycles, which may cause our operating results to fluctuate and result in volatility in the price of our common stock. An OEM customer or a service provider may decide to cancel, delay or change its product plans, which could cause us to lose or delay anticipated sales.

After we have delivered a product to an OEM customer, the OEM will usually test and evaluate our product with its service provider customer prior to the OEM completing the design of its own equipment that will incorporate our product. Our OEM customers and the service providers may take several months to test, evaluate and adopt our product and several additional months to begin volume production of equipment that incorporates our product. This entire process can take from six months to over a year to complete. Due to this lengthy sales cycle, we may experience significant delays from the time we increase our operating expenses and make investments in inventory until the time that we generate revenue from these products. It is possible that we may never generate any revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects our product to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by our customer will be successful. The delays inherent in our lengthy sales cycle increases the risk that an OEM customer or service provider will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or service provider could cause us to not achieve anticipated revenue and result in volatility of the price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or service provider reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Our Direct Customer	OEM Customer	Year Ended December 31, 2006	Year Ended December 30, 2007	Year Ended December 28, 2008
NEC Corporation	NEC Corporation	23%	29%	25%
Paltek Corporation	Sumitomo Electric Industries	*	*	23
Sagem	Sagem	23	20	21
Alcatel-Lucent and its CMs(a)	Alcatel-Lucent	*	*	11
Altima Corporation	Sumitomo Electric Industries	19	12	*
Uniquest	Dasan, Millinet and Ubiquoss	22	11	*

*	Less than 10%

(a)	Alcatel and Lucent Technologies, prior to and subsequent to their 2007 merger, accounted for a combined 3% and 10% of our revenue in 2006 and 2007, respectively.

A small group of OEM customers historically has accounted for a substantial portion of our revenue; the composition of this group has varied, and we expect will continue to vary, over time. Further, we expect that this small group of customers will continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on service provider demand for our OEM customers’ systems products. Accordingly, a reduction in growth of service provider deployment of product that use our semiconductors would adversely affect our product sales and business.

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

We have historically derived a substantial amount of our revenue from Japan and Korea, and a majority of our network processing revenue comes from a single customer in France. If we fail to further diversify the geographic sources and customer base of our revenue in the future, our operating results could be harmed.

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

In January 2008, our Vice President and General Manager of Gateway Products Group resigned; and in March 2008, our Vice President of Marketing for our Access Products Group resigned. In April 2008, we hired a General Manager and in July 2008, we hired a Vice President of Corporate Marketing. Our Chief Executive Officer, Michael Gulett, who has been a member of our board of directors for five years, assumed his current role with the company in July 2008. We also recently hired a new Vice President of Software Engineering. Further, as required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve the Company’s processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. For example, in November 2006, we reduced the number of employees and contractors in our workforce by approximately 30 people. Additionally, in September 2007, we decided to reduce the number of employees by approximately 15 people, including several senior executives. These reductions were principally in our engineering departments and have resulted in reallocations of employee duties. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

We rely on third parties for technologies that are integrated into some of our products, including our memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. For instance, we have experienced on-going issues with the intellectual property acquired from one of our vendors for one of our products. We have worked with the vendor as well as with customers who purchase this product to identify process and design improvements that will ultimately resolve these issues. While we have not experienced material warranty costs in any period as a result of the issues related to this intellectual property, there can be no assurance that we will not in the future experience material damages from this or other licensed intellectual property. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

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

In the fall of 2008, we received notice that later this year one of our subcontractors will close a fabrication facility where two of our products are made, unless a third party buys the facility and keeps it open. We have been informed that there is a potential buyer for the facility, and we have been in communication with that potential buyer, but there is no guarantee that the facility will be sold. Accordingly, we have begun making arrangements for a last-time buy for the two products fabricated at this facility, and have identified alternative fabrication facilities for these products. Transitioning to alternative manufacturers may be more expensive, may result in additional costs associated with obtaining customer requalification or may not be available at all.

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

As indicated above, our use of six independent wafer foundries to manufacture all of our semiconductor products exposes us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide us with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities we previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than our existing manufacturers, if they prove to be less reliable than our existing manufacturers, we would not achieve some or all of our anticipated cost reductions.

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

In addition, due to the weak global economy, some of our subcontractors have been laying off employees and/or shortening work schedules. These reductions in labor and factory operations could result in capacity constraints that impair our ability to obtain finished products in time to meet customer demand.

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

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields; and in some cases, cause production to be stopped or suspended. We have experienced difficulties in achieving acceptable yields on some of our products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to our operating results, as decreased yields can result in higher per unit cost, shipment delays and increased expenses associated with resolving yield problems. Although we work closely with our subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in our inability to meet our customer demand. We have been experiencing manufacturing defect rates for one of our products that are higher than the rates we experience with our other products. As noted above, we believe that the issues observed in this product are related to a particular third party technology; however, there may be other causes for these defects. We have been actively working with the vendor and with our customers to reduce the defect rate for this product. If we are unable to resolve these issues, our revenues could be materially reduced and our warranty-related costs could be materially higher than currently anticipated.

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

We intend to continue to pursue acquisitions, strategic alliances and other transactions that we believe may allow us to complement our growth strategy, increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with service providers and OEMs. For example, in 2006, we completed the NPA acquisition. This transaction consumed significant management attention, added to our expenses and used $32.7 million in cash. In February 2008, we purchased certain DSL assets from Centillium for approximately $11.9 million in cash. As noted above, we recently retained investment bankers to advise senior management and the Board of Directors regarding this type of strategic activity going forward. Any future acquisition, partnership, joint venture or investment may require that we pay significant cash, issue stock, thereby diluting existing stockholders, or incur debt, if such debt is available on terms acceptable to our board of directors. Acquisitions, partnerships or joint ventures may also require significant managerial attention, which may divert our focus. These capital, equity and managerial commitments may impair the operation of our business. Furthermore, acquired businesses may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and network processing markets, we currently compete or expect to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp, Teknovus, Thomson S.A. and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Many of our competitors operate their own fabrication facilities or have stronger manufacturing subcontractor relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or network processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the service provider services addressed by our products, which could adversely affect our revenue and business.

Our revenue currently is dependent upon the increase in demand for service provider services that use DSL broadband technology and integrated residential gateways. Besides VDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a service provider decides to deploy fiber-to-the-home, our VDSL products are not required. For example, a major service provider in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of VDSL products. If more service providers decide to use FTTH deployments, it could harm our business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as the Committee T1E1.4 (now known as NIPP-NAI) of the ATIS (accredited by ANSI), and worldwide by both the IEEE and the ITU-T. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

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

Any potential dispute involving our patents or other intellectual property could also include our manufacturing subcontractors and OEM customers and/or service providers using our products, which could trigger our indemnification obligations to one or more of them and result in substantial expense to us.

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

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect our business. For instance, changes in tax, employment and import/export laws and regulations, and changes their enforcement, commonly occur in the various countries in which we operate. If changes in those law and regulations, or in the enforcement of those laws and regulations, occur in a manner we did not anticipate, those changes could cause us to have increased operating costs or to pay higher taxes, and thus have a negative effect on our operating results.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located India and France. In addition, 92% of our revenue for the year ended December 28, 2008 and 94% of our revenue for the year ended December 30, 2007 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have large offices in Bangalore and Hyderabad, India and other offices in France, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. As a result of an increase in the U.S. dollar relative to the Korean won, our customers in Korea have significantly reduced their orders; a similar increase in the U.S. dollar occurs relative to other currencies in the countries where our customers operate could materially affect our other Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the service providers they serve, and our California facility are located in regions that are subject to earthquakes and other natural disasters.

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

Our marketable securities portfolio, which totals $ 61.2 million at December 28, 2008, includes auction rate securities of $1.0 million ($7.2 million at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded an other-than-temporary impairment of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although we believe that $1.0 million is the current fair value of these securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in our statement of operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of December 31, 2006 to December 28, 2008 ranged from a low of $1.02 to a high of $9.34.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by us in connection with our initial public offering in September 2005 and the follow-on offering in March 2006 concerning our business and prospects, and seeks unspecified damages. On June 25, 2007, we filed motions to dismiss the amended complaint; plaintiffs opposed our motions, and a hearing on our motions was heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit and are awaiting notification from the court as to whether oral argument will be allowed. The Company cannot predict the likely outcome of the appeal. If we are not successful in our defense of the lawsuits, we could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on our business, financial condition, cash flows and results of operations, if not covered by our insurance service providers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on our business.

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

As of March 2, 2009, we had approximately 29.1 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

Facilities

Our headquarters are located at 47669 Fremont Boulevard, Fremont, California, where we lease approximately 74,500 square feet of space under our lease agreements expiring in April 2011. We also lease approximately 28,600 square feet of space in Bangalore, and 18,400 square feet in Hyderabad, India. We intend to vacate our space in Hyderabad, India by the end of the year. We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate our operations. In addition to our headquarters, we lease office space in Sophia Antipolis, France; Tokyo, Japan; Seoul, Korea; Taipei, Taiwan and Singapore.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed a motion to dismiss the amended complaint, plaintiffs opposed the motion, and on March 10, 2008, the District Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration.

On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit and are awaiting notification from the court as to whether oral argument will be allowed. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

No stockholder votes took place during the fourth quarter of 2008.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “IKAN”. The following tables sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
2007
First quarter	$9.45	$7.31
Second quarter	$8.30	$6.70
Third quarter	$7.90	$5.50
Fourth quarter	$6.97	$5.21

2008
First quarter	$5.46	$3.81
Second quarter	$4.78	$3.02
Third quarter	$3.42	$1.76
Fourth quarter	$2.07	$0.87

As of March 2, 2009, there were approximately 444 holders of record of our common stock.

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

Sale of Unregistered Securities

For the three years ended December 28, 2008, we issued 177,380 shares of unregistered common stock to Sam Heidari.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index, and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index from the date of our initial public offering on September 22, 2005 through December 28, 2008. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	22-Sep-05	30-Dec-05	30-Jun-06	29-Dec-06	30-Jun-07	30-Dec-07	29-Jun-08	28-Dec-08
Ikanos Communications	$100	$123	$127	$72	$63	$45	$28	$9
Philadelphia Semiconductor Index	$100	$105	$97	$102	$110	$90	$81	$44
NASDAQ Stock Market (U.S.)	$100	$105	$103	$115	$123	$126	$109	$73

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$66,676	$85,071	$134,685	$107,467	$106,505
Cost of revenue(1)	40,215	39,281	81,352	63,264	61,827

Gross margin	26,461	45,790	53,333	44,203	44,678
Operating expenses:
Research and development(1)	21,732	28,439	53,733	51,056	43,231
Selling, general and administrative(1)	13,299	15,532	25,082	27,398	25,823
Operating asset impairments	—	—	—	—	12,496
Restructuring charges	—	—	1,691	3,661	—
Common stock offering expenses	—	—	954	—	—

Total operating expenses	35,031	43,971	81,460	82,115	81,550

Income (loss) from operations	(8,570)	1,819	(28,127)	(37,912)	(36,872)
Investment impairment	—	—	—	—	(6,166)
Interest income, net	106	1,218	4,970	4,942	2,145

Income (loss) before income taxes	(8,464)	3,037	(23,157)	(32,970)	(40,893)
Provision for income taxes	—	295	280	294	220

Income (loss) before cumulative change in accounting principle	(8,464)	2,742	(23,437)	(33,264)	(41,113)
Cumulative effect of change in accounting principle, net of tax(2)	—	—	638	—	—

Net income (loss)(3)(4)	$(8,464)	$2,742	$(22,799)	$(33,264)	$(41,113)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(5.59)	$0 .14	$(0.88)	$(1.16)	$(1.41)
Cumulative effect of change in accounting principle, net of tax	—	—	0.02	—	—

Net income (loss) per share(5)(6)	$(5.59)	$0.14	$(0.86)	$(1.16)	$(1.41)

Weighted average number of shares	1,515	19,002	26,627	28,626	29,084

Diluted net income (loss) per share:(6)
Prior to cumulative effect of change in accounting principle, net of tax	$(5.59)	$0.13	$(0.88)	$(1.16)	$(1.41)
Cumulative effect of change in accounting principle, net of tax	—	—	0.02	—	—

Net income (loss) per share(5)(6)	$(5.59)	$0.13	$(0.86)	$(1.16)	$(1.41)

Weighted average number of shares	1,515	21,161	26,627	28,626	29,084

(1)	Amounts include stock-based compensation as follows:

	Year Ended
	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
Cost of revenue	$40	$271	$267	$271	$305
Research and development	1,054	3,832	4,920	7,917	5,258
Selling, general and administrative	3,876	4,120	4,471	5,686	4,923

(2)	The cumulative effect of the change in accounting principle arises from the adoption Statement of Financial Accounting Standards No. (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)).

(3)	Net loss for 2006, 2007 and 2008 included stock-based compensation expense under SFAS 123(R) of $9.7 million, $13.9 million and $10.5 million, respectively. Because we implemented SFAS 123(R) as of January 2, 2006 using the modified prospective transition method, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 11. Stock-Based Compensation” to the consolidated financial statements included in this report.

(4)	Net loss for 2006 and 2008 includes acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions.

(5)	Net income (loss) per share has been retroactively adjusted to give effect to our September 20, 2005, 1-for-12 reverse stock split.

(6)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon conversion of convertible preferred stocks and exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	January 2, 2005	January 1, 2006	December 31, 2006	December 30, 2007	December 28, 2008
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$25,428	$93,920	$109,638	$83,972	$63,339
Working capital	18,297	95,627	108,685	89,047	72,015
Total assets	42,031	125,595	175,857	153,156	107,433
Debt and capital lease obligations	2,695	1,964	1,805	—	—
Convertible preferred stock	101,633	—	—	—	—
Total stockholders’ equity (deficit)	(76,685)	103,976	142,890	124,933	89,516

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading global provider of high-performance silicon and software for interactive broadband. We develop and market end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. Our products power DSLAMs, ONTs, concentrators, CPE, modems and RGs for leading OEMs. Our products have been deployed by carriers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSL products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading products thus support carriers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of ODMs, CMs and OEMs, who in turn sell our semiconductors as part of their solutions to carriers. We also sell to distributors, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $134.7 million in 2006, $107.5 million in 2007 and $106.5 million in 2008.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due the concentration of our revenue among a few customers. For instance, in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. In the third quarter of 2008, our revenue declined by $5.7 million, or 19% from the second quarter of 2008. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, carriers purchase equipment based on planned deployment. However, carriers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, carriers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

Furthermore, our future revenue growth depends upon new carriers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when carriers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and carriers do not always share all of the information available to them regarding qualification and deployment decisions. For example, in 2008, a carrier began to deploy a platform including our products, but temporarily put the deployment on hold due to a regulatory constraint causing our revenue projection to be lower than originally anticipated.

In February 2006, we acquired network processing and ADSL assets from ADI for $32.7 million in cash and began deriving revenue relating to network processing and ADSL products in the same quarter. This acquisition enabled us to enter the growing RG semiconductor market and diversified our product offerings, allowing us to sell into new markets worldwide. As a result of this acquisition, we incurred significant additional expenses related to the addition of employees and related expenses of developing and marketing products as well as non-cash acquisition-related charges.

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

Marketable Securities

We account for our marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. We evaluate our investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and our ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. We record an impairment charge to the extent that the carrying value of our available-for-sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary. During 2008, upon determining that the decline in market value of our investment in auction rate securities was other-than-temporary, we wrote down the investments to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million.

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are highly concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

Inventories

We value our inventories at the lower of cost or estimated market value. We estimate market value based on our current pricing, market conditions and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventories and quantities on hand in excess of estimated future demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Additionally, we specifically reduce inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods.

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

Accounting for Impairment of Goodwill

During the third quarter of 2008, we assessed the fair value of the goodwill that resulted from the Centillium DSL and NPA acquisitions for impairment in accordance with SFAS 142, Goodwill and Other Intangible Assets, which requires that goodwill be tested for impairment on a periodic basis. The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. Based on our annual impairment test performed during the third quarter of 2008, we concluded that there was significant impairment of goodwill and, therefore, took an impairment charge for the entire balance of $7.4 million.

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

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. We believe that the recent economic downturn has impacted the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed. We believe that the weak economy has contributed to the decline in our revenue that we experienced in the third and fourth quarters of 2008.

The effect of the economic downturn on currencies has also impacted our business. For example, the Korean won devalued greatly against the U.S. dollar in the third quarter of 2008, affecting the gross profit our OEM customers made on their products. In turn, they significantly reduced their orders to us. As we look to 2009, we expect that the revenue environment will continuing to be challenging.

Revenue decreased marginally by $1.0 million, or 1%, to $106.5 million in 2008 from $107.5 million in 2007. Although our average sales price has remained consistent year over year, our number of units shipped has decreased by 1% creating the 1% decline in revenue. Second half revenue declined from the first half of 2008 in line with the general worldwide economic decline. European revenue increased $6.3 million, or 22%, from 2007 as a number of European carriers began deploying VDSL2 solutions. Asian sales declined $9.3 million or 13% from 2007. Korean sales continued to decline as OEMs reduced purchases due the weakness on the Korean Won combined with the deteriorating economic climate. Japanese sales were strong during the first nine months of 2008, but declined in the fourth quarter as the OEMs closely monitored their inventory levels in light of the weak Asian economy.

Revenue decreased by $27.2 million, or 20%, to $107.5 million in 2007 from $134.7 million in 2006. The majority of the decrease related to an overall decline in volume of units sold due to a number of factors, including an equipment correction in Japan as carriers slowed orders as they lowered their existing equipment levels, a product transition in Korea as carriers moved to our 5th generation product platform as well as some market share loss to PON technologies and a lower volume of ADSL-based gateways being sold in Europe. A portion of the revenue decrease also related to a product shift in Japan from Access to Gateway products, whereby the Gateway products have a lower selling price than the Access products.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	2008	2007	2006
NEC Corporation	NEC Corporation	25%	29%	23%
Paltek Corporation	Sumitomo Electric Industries	23	*	*
Sagem	Sagem	21	20	23
Alcatel-Lucent and its CMs	Alcatel-Lucent	11	*	*
Altima Corporation	Sumitomo Electric Industries	*	12	19
Uniquest	Dasan, Millinet and Ubiquoss	*	11	22

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	2008	2007	2006
Asia	59%	67%	70%
Europe	33	27	25
North America	8	6	5

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Comparing 2008 to 2007, revenue from Asia declined both in terms of percentage of total revenue and absolute dollars due to the weakness in the Japanese and Korean markets. The decline was partially offset by growth in Europe both in absolute terms and as a percentage of total revenue. The increase in European revenue was due to Alcatel-Lucent’s ramping up of production as carriers such as Belgacom and Swisscom began or increased their deployments or VDSL solutions. North American revenue increased versus 2007 due to sales to an OEM, headquartered in the U.S., whose end customer is located in Europe.

Comparing 2007 to 2006, revenue from Korea decreased by $17.8 million, which represents the greatest geographical decline for this period. The decrease is due to an OEM that ceased to manufacture product for carriers in Japan in 2006, a product transition to our 5th generation products in early 2007 and a loss of a portion of the market to PON-based technology. Although Japan revenue increased as a percentage of total revenue, it decreased by $5.4 million in absolute dollars as overall volume declined and as we experienced a shift from Access to Gateway products, which have lower average sales price. Revenue in France decreased $8.0 million due to lower volume shipped, mainly attributed to decreased Gateway sales.

Revenue by Product Family as a Percentage of Total Revenue

	2008	2007	2006
Access	49%	58%	53%
Gateway	51	42	47

During 2008 as a percentage of total revenue, Gateway improved from the prior year while Access revenue declined. The shift between Access and Gateway revenues predominantly resulted from declines in Asian Access revenue offset by increases in Asian Gateway revenue. For 2007 as compared to 2006, the decline in Gateway revenue exceeded the decline in Access revenue, resulting in Access being a greater percentage of revenue. Gateway revenue was lower in Europe and Korea in 2007 as compared to 2006.

Cost and Operating Expenses

				% Change
	2008	2007	2006	2008/2007	2007/2006
	(In millions)
Cost of revenue	$61.8	$63.3	$81.4	(2)%	(22)%
Research and development	43.2	51.1	53.7	(15)	(5)
Sales, general and administrative	25.8	27.4	25.1	(6)	9
Operating asset impairments	12.5	—	—	nm	nm
Restructuring charges	—	3.7	1.7	nm	nm
Common stock offering expenses	—	—	1.0	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2008	2007	2006
Cost of revenue	58%	59%	60%
Research and development	41	48	40
Sales, general and administrative	24	25	19

Cost of revenue. Our cost of revenue consists primarily of cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into “good” die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases. This could have a significant adverse impact on our cost of revenue. In addition to yield loss due to manufacturing process issues, in one of our chipsets we have also experienced yield loss due to defects apparently related to third-party technology incorporated into that product. To date we have not experienced material warranty costs associated with this technology-related issue; however, until we resolve the problem underlying the third-party technology, we cannot predict whether the yield loss will have a material impact on our revenue or cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased to $61.8 million during 2008 as compared to $63.3 million during 2007. Our gross margins were 42% in 2008 as compared to 41% in 2007. The increase in gross margins is primarily the result of the sale of previously reserved inventory, favorable declines in pricing from our suppliers, and test-time reductions. These increases to gross margin were offset by an increase in amortization of acquisition related costs associated with our acquisition of the DSL technology and related assets from Centillium Communications, Inc.

Cost of revenue decreased to $63.3 million during 2007 as compared to 81.4 million in 2006. The decrease is primarily due to decreased revenue in 2007 as compared to 2006. Our gross margins were 41% in 2007 compared to 40% in 2006.

Research and development expenses. All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated costs of employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. These tape-out costs may cause our research and development expenses to fluctuate, because they are not incurred uniformly every quarter.

R&D expenses decreased $7.9 million, or 15%, to $43.2 million in 2008 as compared to $51.1 million in 2007. The reduction was primarily due to lower tapeout costs of $2.6 million, lower stock compensation costs of $2.7 million and lower license and software fees of $1.8 million. Employee costs were higher by $1.3 million, but were generally offset by a $1.1 million reduction in consulting costs.

R&D expenses decreased $2.6 million, or 5%, to $51.1 million in 2007 as compared to $53.7 million in 2006. The decrease was primarily due to in process research and development costs of $3.5 million in 2006 related to the acquisitions that were not included in 2007, a $3.1 million decrease in testing and tape-out costs, and a $1.0 million decrease in personnel costs. These decreases were partially offset by increases in intellectual property costs and design tools of $1.5 million, stock-based compensation of $3.0 million and depreciation expense of $0.4 million.

As of December 28, 2008, we had 194 engineers engaged in R&D of which 100 were located in India, 79 were located in North America and 15 were located in the rest of the world. As of December 30, 2007, we had 184 engineers engaged in R&D of whom 95 were located in India and 89 were located in North America. As of December 31, 2006, we had 182 engineers in R&D of whom 94 were located in India and 88 were located in North America.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses declined by 6%, or $1.6 million to $25.8 million compared to $27.4 million in 2007. The decrease is attributable to lower employee costs of $0.8 million, lower consulting fees of $0.8 million, lower outside services (including legal, accounting and recruiting) of $2.0 million and lower stock compensation costs of $0.8 million. These costs were somewhat offset by severance costs of $0.6 million, higher patent expenses of $0.3 million and increases in intangible costs of $1.4 million in part related to the Centillium DSL acquisition.

SG&A expenses increased by $2.3 million in 2007, or 9%, to $27.4 million compared to $25.1 million in 2006. The increase was primarily attributable to additional personnel costs of $2.3 million, stock-based compensation expense of $1.2 million, depreciation expense of $0.6 million, and facilities expense of $0.3 million. These increases were offset by decreases in amortization of NPA acquisition intangibles of $1.4 million and professional fees of $0.5 million.

As of December 28, 2008, SG&A headcount was 89, which compares to 85 at the end of 2007 and 73 at the end of 2006.

Operating asset impairments. During the third quarter of 2008, as a result of our market capitalization being significantly lower than the carrying value of our net assets, we recorded a goodwill impairment charge of $7.4 million. Also during the third quarter of 2008, we recorded asset impairment charges related to prepaid license fees of $4.0 million and acquisition related intangible assets of $1.1 million. The prepaid license fees originated from a vendor that provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until semiconductor mask set was created at this foundry. Based on our planned tape-out decisions for 2009 and the foreseeable future, we concluded that there was no future economic benefit to the intellectual property and impaired the related prepaid license fees. The impaired intangible assets related to trademarks and patents from our 2006 acquisition of the network processing and ADSL assets and the 2008 purchase of the DSL technology and assets. Based on our review of our business, we concluded that these intangible assets had no future economic benefit. The total combination of the asset impairments during the third quarter of 2008 totaled $12.5 million.

Restructuring charges. During the third and fourth quarters of 2007, we incurred restructuring and severance expenses of $3.7 million as we outsourced our back-end physical semiconductor design process and terminated four members of senior management. The restructuring charges consisted of approximately $2.9 million in contract termination costs and asset impairments and $0.8 million in severance costs.

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

Investment Impairment

During the third quarter of 2008, we recorded an impairment charge related to an-other-than-temporary impairment of our auction rate securities totaling $6.2 million as we determined that the decrease in value was “other–than-temporary.” We considered a number of factors in making this determination, including the duration of the failed auctions, the worsening financial condition of the underlying issuers and the related insurance agencies and the general worsening of the global credit markets. The write-down of $6.2 million represents approximately 85% of the face value of the securities and was determined using a DCF model as documented in Note 4 of our consolidated financial statements.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by interest expense and other non-operating expenses. Interest income, net was $2.1 million for 2008 as compared to $4.9 million in 2007 and $5.0 million in 2006. The decline in interest income over the three year period reflects lower interest rates as well as a decline in our balances of cash and investments.

Provision for Income Taxes

The provision for income taxes was $0.2 million in 2008 and $0.3 million for the years ended 2007 and 2006, primarily relating to foreign income taxes. Our deferred tax assets have a full valuation allowance due to our history of losses.

Cumulative Effect of Change in Accounting Principle

The adoption of SFAS 123(R) in 2006 resulted in a cumulative benefit of $0.6 million, which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur, as previously permitted.

Net Income/Loss

As a result of the above factors, we reported a net loss of $41.1 million in 2008 compared to net losses of $33.3 million and $22.8 million in 2007 and 2006, respectively.

Liquidity and Capital Resources

Cash and investments decreased by $26.6 million to $64.4 million as of December 28, 2008 compared to $91.0 million as of December 30, 2007. This decrease was primarily due to our acquisition of the Centillium DSL business for $11.9 million; write down of our auction rate securities of $6.2 million; repurchases of Ikanos stock for $5.2 million and cash used in operations of $3.0 million. As of December 28, 2008, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements needed to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 (in millions):

	2008	2007	2006
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$65.1	$49.3	$91.9
Net cash provided by (used in) operating activities	(3.0)	(15.4)	12.9
Net cash provided by (used in) investing activities	(30.6)	29.7	(105.6)
Net cash provided by (used in) financing activities	(4.3)	1.5	50.0
Effect of exchange rates on cash and cash equivalents	—	—	0.1

Cash and cash equivalents—end of year	$27.2	$65.1	$49.3

Operating Activities

During 2008, we used $3.0 million in net cash from operating activities while incurring a loss of $41.1 million. Included in the net loss were non-cash charges amounting to $42.3 million that resulted from depreciation and amortization of $6.7 million, stock-based compensation of $10.5 million, operating asset impairments of $12.5 million, investment impairment of $6.1 million, and amortization of intangibles and acquired technology of $6.2 million. Reductions in accounts receivable of $4.7 million and inventories of $3.4 million were not enough to offset the decrease in accounts payable and accrued liabilities of $12.4 million. The reductions in inventories, receivables and accounts payable and accrued liabilities were directly related to decline in business activity beginning in the third quarter and continuing through the fourth quarter of 2008. Fourth quarter revenue in 2008 was $22.8 million compared to $29.9 million in the comparable 2007 period.

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

Investing Activities

We used net cash of $30.6 million in investing activities in 2008 primarily from the net purchases of short-term investments of $17.1 million, our acquisition of Centillium’s DSL technology and assets for $11.9 million and capital expenditures of $1.6 million. We generated cash from investing activities of $29.7 million in 2007, primarily from the net sale of investments totaling $34.3 million, offset by $4.6 million in purchases of property and equipment. We used net cash of $105.6 million in 2006, which related primarily to the NPA and Doradus acquisitions of $34.9 million, the purchase of property and equipment of $12.4 million and the net purchase of short-term investments totaling $58.3 million.

Beginning in the third quarter of 2007, our auction rate securities totaling $7.2 million failed to sell at auction. As the auctions continued to fail for over one year and given the worsening financial condition of the underlying issuers, the related insurance agencies and the global credit markets, we concluded that the decrease in value of these securities was other-than-temporary and recorded an impairment charge of $6.2 million during the third quarter of 2008.

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

Financing Activities

Our financing activities used $4.3 million in 2008 compared to $1.5 million and $50.0 million provided in 2007 and 2006, respectively. Cash used in financing activities was for the repurchase of 1.6 million shares of our Company stock for $5.2 million. We have retired 1.0 million shares of that stock and are holding 0.6 million shares as treasury stock. This was partially offset by $0.9 million received from employees exercising stock options. Cash generated by financing activities during 2007 was primarily from proceeds of the exercises of employee stock options offset by payments made on capital lease obligations. Cash generated by financing activities during 2006 was primarily due to the completion of our secondary offering in which we raised $48.5 million of net proceeds. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of December 28, 2008 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2009	2010 and 2011
Operating lease payments	$2.4	$1.5	$0.9
Inventory purchase obligations	3.2	3.2	—

	$5.6	$4.7	$0.9

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

In addition to the obligations identified in the table, we have $3.9 million in unrecognized tax benefits related to research and development tax credits which we feel are highly uncertain, and accordingly, have reduced from our gross deferred tax assets.

Recent Accounting Pronouncements

In September 2006, FASB issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, the Fair Value Option for Financial Assets and Financial Liabilities, which expands the standards under SFAS 157 to provide the one-time election (Fair Value Option) to measure financial instruments and certain other items at fair value and also includes an amendment of SFAS 115, Accounting for Certain Investments in Debt and Equity Securities. SFAS 159 became effective for us beginning in 2008. We currently do not have any instruments eligible for election of the fair value option. Therefore, the adoption of SFAS 159 in the first quarter of fiscal 2008 did not impact our consolidated financial position, results of operations or cash flows.

In June 2007, the FASB ratified EITF 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to Be Used in Future Research and Development Activities. This issue provides that nonrefundable advance payments for goods or services that will be used or rendered for future research and development activities should be deferred and capitalized. Such amounts should be recognized as an expense as the related goods are delivered or the related services are performed. EITF 07-3 was effective for us beginning in 2008. The adoption of this EITF did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be effective for us beginning in 2009. The adoption of SFAS 141R is not expected to have a material effect on our consolidated statements of financial position, operations or cash flows.

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

In April 2008, the FASB adopted FASB Staff Position SFAS 142-3, Determination of the Useful Life of Intangible Assets, amending the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142, Goodwill and Other Intangible Assets. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The adoption of SFAS 142-3 is not expected to have a material effect on our consolidated statements of financial position, operations or cash flows.

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The adoption of SFAS 162 did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an active market and how an entity would determine fair value in an inactive market. The FASB Staff Position is effective immediately and applies to our December 28, 2008 financial statements. The application of the provisions of SFAS 157-3 did not materially affect our results of operations or financial condition as of and for the year ended December 28, 2008.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of December 28, 2008, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. Our investments consist primarily of U.S. government notes and bonds and commercial paper. All investments are carried at market value.

As of December 28, 2008, we had cash, cash equivalents and investments totaling $64.4 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one percent, the effect would be to increase/decrease investment income by $0.2 million.

Investment Risk

Our marketable securities portfolio as of December 28, 2008 was $61.2 million and approximately 2% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over a year. Based on an analysis of impairment factors, we recorded a loss of $6.2 million during 2008 related to these auction rate securities. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

We have classified the auction rate securities as Level 3 under SFAS 157. We valued the auction rate securities using a DCF model. Assumptions used in valuing each of the auction rate securities include the stated coupon rate and maturity date on the note and one unobservable input; an estimated discount rate. The discount rate is an estimate of what we believe the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. Our foreign currency exposure may increase if our operations in India and other countries expand.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, stockholder’s equity and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at December 28, 2008 and December 30, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2008 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 28, 2008, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 10, 2009

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 28, 2008	December 30, 2007
Assets
Current assets:
Cash and cash equivalents	$27,219	$65,126
Short-term investments	36,120	18,846
Accounts receivable, net of allowances of $7 and $64, respectively	12,360	17,081
Inventories	12,489	13,025
Prepaid expenses and other current assets	1,744	3,192

Total current assets	89,932	117,270
Long-term investments	1,034	7,001
Property and equipment, net	9,597	13,916
Intangible assets, net	6,290	6,564
Goodwill	—	6,247
Other assets	580	2,158

	$107,433	$153,156

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,237	$12,852
Accrued liabilities	8,680	15,371

Total current liabilities	17,917	28,223

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 5,000 shares authorized, respectively: none issued and outstanding	—	—
Common stock: $0.001 par value; 50,000 and 100,000 shares authorized, respectively; 29,594 issued and 29,021 outstanding and 29,412 issued and outstanding, respectively	29	29
Additional paid-in capital	272,948	267,662
Accumulated other comprehensive income (loss)	292	(118)
Accumulated deficit	(183,753)	(142,640)

Total stockholders’ equity	89,516	124,933

	$107,433	$153,156

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	December 28, 2008	December 30, 2007	December 31, 2006
Revenue	$106,505	$107,467	$134,685
Cost of revenue(1)	61,827	63,264	81,352

Gross margin	44,678	44,203	53,333
Operating expenses:
Research and development(2)	43,231	51,056	53,733
Selling, general and administrative(3)	25,823	27,398	25,082
Operating asset impairments	12,496	—	—
Restructuring charges	—	3,661	1,691
Common stock offering expenses	—	—	954

Total operating expenses	81,550	82,115	81,460

Loss from operations	(36,872)	(37,912)	(28,127)
Investment impairment	(6,166)	—	—
Interest income, net	2,145	4,942	4,970

Loss before provision for income taxes	(40,893)	(32,970)	(23,157)
Provision for income taxes	220	294	280

Loss before cumulative effect of change in accounting principle	(41,113)	(33,264)	(23,437)

Cumulative effect of change in accounting principle, net of tax	—	—	638

Net loss	$(41,113)	$(33,264)	$(22,799)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(1.41)	$(1.16)	$(0.88)
Cumulative effect of change in accounting principle, net of tax	—	—	0.02

Net loss per share	$(1.41)	$(1.16)	$(0.86)

Weighted average number of shares (basic and diluted)	29,084	28,626	26,627

Includes stock-based compensation expense as follows:

(1) Cost of revenue	$305	$271	$267
(2) Research and development	5,258	7,917	4,920
(3) Selling, general and administrative	4,923	5,686	4,471

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Notes Receivable from Stockholders	Deferred Stock-based Compensation	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at January 1, 2006	23,720	$24	$195,398	$914	$(19)	$(5,699)	$(65)	$(86,577)	$103,976
Net loss	—	—	—	—	—	—	—	(22,799)	(22,799)	$(22,799)
Cumulative translation adjustment	—	—	—	—	—	—	80	—	80	80
Unrealized gain on marketable securities	—	—	—	—	—	—	35	—	35	35

Comprehensive loss										$(22,684)

Adoption of SFAS 123(R)	—	—	(4,220)	—	—	4,220	—	—	—
Amortization of deferred stock based compensation	—	—	—	—	—	1,436	—	—	1,436
Stock-based compensation	—	—	8,222	—	—	—	—	—	8,222
Tax benefit from stock options exercised and vested restricted stock	—	—	135	—	—	—	—	—	135
Cumulative effect of change in accounting principle	—	—	(638)	—	—	—	—	—	(638)
Issuance of common stock for public offering	2,500	3	48,535	—	—	—	—	—	48,538
Net issuance of common stock under stock option plans	1,490	1	3,904	—	—	—	—	—	3,905

Balance at December 31, 2006	27,710	28	251,336	914	(19)	(43)	50	(109,376)	142,890
Net loss	—	—	—	—	—	—	—	(33,264)	(33,264)	$(33,264)
Unrealized loss on marketable securities	—	—	—	—	—	—	(168)	—	(168)	(168)

Comprehensive loss										$(33,432)

Repayment of notes receivable from stockholders	—	—	—	—	19	—	—	—	19
Stock-based compensation	—	—	13,831	—	—	43	—	—	13,874
Net issuance of common stock under stock option plans	1,702	1	1,581	—	—	—	—	—	1,582
Cancellation of warrants	—	—	914	(914)	—	—	—	—	—

Balance at December 30, 2007	29,412	$29	$267,662	$—	$—	$—	$(118)	$(142,640)	$124,933

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands) (CONTINUED)

	Common Stock		Additional Paid in Capital	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Loss
	Shares	Amount
Balance at December 30, 2007	29,412	$29	$267,662	$(118)	$(142,640)	$124,933
Net loss	—	—	—	—	(41,113)	(41,113)	$(41,113)
Unrealized gain on marketable securities	—	—	—	410	—	410	410

Comprehensive loss							$(40,703)

Stock-based compensation	—	—	10,486	—	—	10,486
Net issuance of common stock under stock option plans	1,182	1	4	—	—	5
Repurchase of common stock & held in treasury	(573)	—	(2,055)	—	—	(2,055)
Repurchase of common stock & retired	(1,000)	(1)	(3,149)	—	—	(3,150)

Balance at December 28, 2008	29,021	$29	$272,948	$292	$(183,753)	$89,516

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Cash flows from operating activities:
Net loss	$(41,113)	$(33,264)	$(22,799)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation	6,735	7,305	6,302
Stock-based compensation expense	10,486	13,874	9,658
Asset impairments	18,662	1,485	—
Amortization of intangible assets and acquired technology	6,154	3,648	8,897
Purchased in-process research and development	310	—	3,512
Cumulative effect of change in accounting principle	—	—	(638)
Tax benefit from stock options and restricted stock	—	—	(135)
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable, net	4,721	(1,941)	(4,125)
Inventories	3,387	(224)	1,770
Prepaid expenses and other assets	36	(1,604)	(572)
Accounts payable and accrued liabilities	(12,368)	(4,650)	11,046

Net cash provided (used) by operating activities	(2,990)	(15,371)	12,916

Cash flows from investing activities:
Purchases of property and equipment	(1,624)	(4,633)	(12,400)
Purchases of investments	(283,596)	(102,015)	(89,621)
Maturities and sales of investments	266,533	136,309	31,335
Acquisitions, net of cash acquired	(11,918)	—	(34,925)

Net cash provided (used) by investing activities	(30,605)	29,661	(105,611)

Cash flows from financing activities:
Net proceeds from public offerings	—	—	48,538
Net proceeds from issuances of common stock and exercise of stock options	893	2,385	3,919
Repurchases of common stock	(5,205)	—	(48)
Payments of capital leases or notes payable	—	(897)	(2,532)
Collection of notes receivable from stockholders	—	19	—

Net cash provided (used) by financing activities	(4,312)	1,507	50,012

Net increase (decrease) in cash and cash equivalents	(37,907)	15,797	(42,603)
Effect of foreign exchange rate changes on cash and cash equivalents	—	—	80
Cash and cash equivalents at beginning of year	65,126	49,329	91,932

Cash and cash equivalents at end of year	$27,219	$65,126	$49,329

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$84	$146
Cash paid for income taxes	199	440	534

Supplemental disclosures of non-cash investing and financing activities:
Property and equipment acquired under capital leases	$—	$—	$2,373

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

Since its inception, the Company has only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, the Company incurred significant net losses and has incurred losses in the past nine quarters. The Company incurred a net loss of $41.1 million for the year ended December 28, 2008 and had an accumulated deficit of $183.8 million as of December 28, 2008. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business.

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

As discussed in Note 11, the Company adopted Statement of Financial Accounting Standards No. (SFAS) 123 (revised 2004), Share-Based Payment (SFAS 123(R)), on January 2, 2006, using the modified prospective transition method. Accordingly, the Company’s loss from operations for the years ended 2008, 2007 and 2006 includes approximately $10.5 million, $13.9 million and $9.7 million, respectively, in stock-based employee compensation expense for stock options and its employee stock purchase plan (ESPP).

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (FASB) issued SFAS 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP FAS 157-2—Effective Date of FASB Statement No. 157) which delays the effective date of SFAS 157 for all non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The partial adoption of SFAS 157 for financial assets and liabilities did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows. See Note 4—Investments and Fair Value Measurements.

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

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R will be effective for the Company beginning in 2009. The adoption of SFAS 141R is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a non-controlling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the non-controlling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 will be effective for the Company beginning in 2009. The adoption of SFAS 160 is not expected to have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

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

In May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles. This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with GAAP in the United States. The adoption of SFAS 162 did not have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In October 2008, the FASB issued FASB Staff Position SFAS 157-3, Determining the Fair Value of a Financial Asset When The Market For That Asset Is Not Active, to clarify the application of the provisions of SFAS 157 in an active market and how an entity would determine fair value in an inactive market. The FASB Staff Position is effective immediately and applies to the Company’s December 28, 2008 financial statements. The application of the provisions of SFAS 157-3 did not materially affect its results of operations or financial condition as of and for the year ended December 28, 2008.

Summary of Significant Accounting Policies

Revenue Recognition

The performance of the Company’s semiconductor products is reliant upon firmware. Accordingly, revenue from the sale of semiconductors is recognized in accordance with EITF 03-05, Application of AICPA Statement of Position 97-2 to non-software deliverables in an arrangement containing more-than-incidental software. Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable. In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

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

The Company accounts for its marketable securities in accordance with SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and classifies the marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. The marketable securities include commercial paper, corporate bond and government securities and auction rate securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. The Company evaluates it investments periodically for possible other-than-temporary impairment by reviewing factors such as the length of time and extent to which fair value has been below cost basis, the financial condition of the issuer and the Company’s ability and intent to hold the investment for a period of time which may be sufficient for anticipated recovery of market value. The Company records an impairment charge to the extent that the carrying value of our available for sale securities exceeds the estimated fair market value of the securities and the decline in value is determined to be other-than-temporary.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity periods.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. Additionally, the Company specifically reduces inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established and accordingly, it is not written back up in future periods.

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

The depreciation and amortization periods for property and equipment categories are as follows:

Computer equipment	2 to 3 years
Furniture and fixtures	4 to 7 years
Machinery and equipment	2 to 5 years
Software	2 to 6 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. The Company follows the provisions of SFAS 142, Goodwill and Other Intangible Assets, under which goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the

Company will incur an accounting charge for the amount of impairment during the period in which the determination is made. During the third quarter of 2008 the Company performed its annual assessment for impairment and wrote down goodwill and intangibles by $7.4 million and $1.1 million, respectively. See Note 3—Asset Impairments.

Impairment of Long-Lived Assets

In accordance with SFAS 144, Accounting for the Impairment or Disposal of Long-Lived Assets, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. During the third quarter of 2008, the Company performed an evaluation of its long-lived assets and recorded an impairment charge of $4.0 million. See Note 3—Asset Impairments.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 43%, 19%, and 11% of accounts receivable at December 28, 2008. Three customers represented 28%, 18% and 14% of accounts receivable at December 30, 2007. Three customers represented 47%, 25% and 10% of accounts receivable at December 31, 2006. Four customers accounted for 25%, 23%, 21% and 11% of revenue for the year ended December 28, 2008. Four customers accounted for 29%, 20%, 12% and 11% of revenue for the year ended December 30, 2007. Four customers accounted for 23%, 23%, 22% and 19% of revenue for the year ended December 31, 2006.

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

Net Loss Per Share

Under the provisions of SFAS 128, Earnings per Share, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Net loss	$(41,113)	$(33,264)	$(22,799)

Weighted average shares outstanding	29,084	28,626	26,645
Weighted average unvested shares of common stock subject to repurchase	—	—	(18)

Total shares—basic and diluted	29,084	28,626	26,627

Basic and diluted net loss per share	$(1.41)	$(1.16)	$(0.86)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Anti-dilutive securities:
Warrants to purchase common stock	—	—	6
Weighted average restricted stock and restricted stock units	1,479	1,326	361
Weighted average options to purchase common stock	2,362	2,943	3,455

	3,841	4,269	3,822

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. As a result of the implementation of FASB Interpretation No. (FIN) 48, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. Subsequent to the acquisition, certain adjustments were made to the carrying value of certain tangible and intangible assets. Specifically, acquired inventory was reduced in value with a corresponding increase in goodwill and subsequently our goodwill was impaired as described in Note 3—Asset Impairments. The allocation of the purchase price for this acquisition as of the date of closing was as follows (in thousands):

	As of Date of Acquisition	Adjustments	December 28, 2008
Acquired intangible assets:
Existing technology	$3,650	$—	$3,650
Customer relationships	2,660	—	2,660
Order backlog	710	—	710
Goodwill	273	877	1,150
Purchased in-process research and development (IPR&D)	310	—	310

Total acquired intangible assets	7,603	877	8,480
Tangible assets acquired	4,520	(877)	3,643
Assumed liabilities	(205)	—	(205)

	$11,918	$—	$11,918

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

Purchased IPR&D: IPR&D of $0.3 million was recorded as research and development expense in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. There was one IPR&D project as of the acquisition date, and it was discontinued as of March 30, 2008. The Company valued the IPR&D using the income approach and a DCF model with a discount rate of 32%.

Pro forma Financial Information (Unaudited)

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

Year Ended December 30, 2007
Pro forma total revenue	$131,467
Pro forma net loss	$(39,464)
Pro forma net loss per share—basic and diluted	$(1.38)
Pro forma weighted average basic and diluted shares	28,626

NPA Acquisition

In February 2006, the Company completed the NPA acquisition for $32.7 million in cash, including transaction costs of $1.8 million. The acquisition was accounted for as a purchase business combination. The results of operations from the assets acquired in the NPA acquisition have been included in the Company’s consolidated statement of operations from the date of the acquisition.

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

The amount of the total purchase price allocated to the tangible assets acquired of $6.7 million was assigned based on the fair values as of the date of acquisition. The identified intangible assets acquired were assigned fair values in accordance with the guidelines established in SFAS 141, FIN 4 and other relevant guidance. The Company believes that these identified intangible assets have no residual value.

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

Patents/Core Technology: The patents/core technology represents a series of awarded patents, filed patent applications, and core architectures that are used in the products and that form a major part of the architecture of both current and planned future releases. The Company valued patents/core technology using the royalty savings method, which represents the benefit of owning this intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 2% and a discount rate of 26% for the patents/core technology and all of the patent/core assets had been fully amortized as of December 28, 2008.

Trademarks: The trademark assets were determined using the royalty savings method, which represents the benefit of owning an intangible asset rather than paying royalties for its use. The Company utilized a royalty rate of 0.5% and a discount rate of 22% for the trademark and all these assets had been fully amortized by December 28, 2008.

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

Non-competition Agreement: The Company valued the non-competition agreement with ADI by estimating the effect on our future revenue and cash flows if a non-compete were not in place, thereby allowing ADI to re-enter the market and compete with us. The Company utilized a discount rate of 22% for the non-compete agreement and has fully amortized this intangible asset as of December 28, 2008.

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

The fair value of the restricted stock issued and the intrinsic value of the unvested options assumed is being recognized as compensation expense over the respective future service periods. Of the total purchase price, $0.6 million was allocated to IPR&D and was expensed in the year ended December 31, 2006. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Of the three main IPR&D projects at the date of acquisition, all were discontinued as of December 30, 2007. The developed technology comprised products that have reached technological feasibility and were valued utilizing a DCF model. This intangible asset was originally amortized on a straight-line basis over three years. Customer relationships relate to the ability to sell products to existing customers and have been estimated using a DCF model. This asset was originally amortized on a straight-line basis over one year. Because all projects have been discontinued, the remaining developed technology, which totals $0.6 million, was expensed when the remaining $0.6 million of deferred revenue related to the technology was recognized in 2008.

Note 3. Asset Impairments

For the year ended December 28, 2008, the Company recorded impairment charges totaling $12.5 million of which $7.4 million related to goodwill, $1.1 million related to intangibles and $4.0 million related to prepaid license fees. The Company also determined that its investment in auction rate securities was impaired (see Note 4), resulting in an additional charge of $6.2 million.

During the third quarter of 2008, due to lower market capitalization, the Company performed its annual goodwill impairment test in accordance with SFAS 142. The fair value of the Company’s single reporting unit was determined based on its quoted stock price on the NASDAQ stock exchange plus an estimated control premium. This test resulted in an impairment charge of $7.4 million because the Company’s market capitalization was significantly lower than the carrying value of its assets for an extended period. The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 30, 2007	$6,247
Additions in 2008	1,150
Impairment	(7,397)

Goodwill as of December 28, 2008	$—

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

The prepaid license fees of $4.0 million related to a vendor that provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until semiconductor mask set tape-outs at this foundry were completed. Based on the Company’s planned tape-out decisions for 2009 and the foreseeable future, it was concluded that there was no future economic benefit to the intellectual property, and the related prepaid asset was expensed.

Note 4. Investments and Fair Value Measurements

The following is a summary of the Company’s investments (in thousands):

	December 28, 2008
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$25,570	$—	$252	$25,822
Corporate bonds and notes	10,258	—	40	10,298

Total short-term investments	$35,828	$—	$292	$36,120

Long-term investments—auction rate securities	$7,200	$(6,166)	$—	$1,034

	December 30, 2007
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$8,496	$—	$14	$8,510
Corporate bonds and notes	10,269	—	67	10,336

Total short-term investments	$18,765	$—	$81	$18,846

Long-term investments—auction rate securities	$7,200	$—	$(199)	$7,001

The contractual maturities of investments held at December 28, 2008 are as follows (in thousands):

	December 28, 2008
	Cost	Estimated Fair Value
Due within one year	$26,522	$26,670
Due after one year through 5 years	9,306	9,450
Due after 10 years	7,200	1,034

Total	$43,028	$37,154

There were no unrealized losses on investments aggregated by category as of December 28, 2008. Unrealized losses on investments at December 30, 2007 by investment category and length of time in a continuous unrealized loss position were as follows (in thousands):

	December 30, 2007
	Less than 12 Months		12 Months or Greater		Total
	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss	Estimated Fair Value	Gross Unrealized Loss
Auction rate securities	$7,001	$(199)	$—	$—	$7,001	$(199)

Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

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

In 2007, the Company recorded an unrealized holding loss within accumulated other comprehensive loss as a separate component of stockholders’ equity. During 2008, upon determining that the decline in market value was other-than-temporary, the Company wrote down the investments to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of December 28, 2008 is (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$10,047	$—	$—	$10,047
Commercial paper(1)	—	13,988	—	13,988
U.S. government agencies	—	25,822	—	25,822
Corporate bonds and notes	—	10,298	—	10,298
Auction rate securities	—	—	1,034	1,034

	$10,047	$50,108	$1,034	$61,189

(1)	Commercial paper and money market funds are classified as cash equivalents.

The Company valued the auction rate securities using a DCF model. Assumptions used in valuing each of the auction rate securities include the stated maturity dates between the years 2025 and 2050, the stated coupon rate and an estimated discount rate. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. During the twelve months ended December 28, 2008, the Company recorded a charge of $6.2 million as a result of the DCF analysis. Changes in our Level 3 securities for the twelve months ended December 28, 2008 and December 30, 2007 are as follows (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007
Beginning balance	$7,001	$7,200
Other-than-temporary write-down included in earnings	(6,166)	—
Reversal of write-down previously included in other comprehensive income	199	(199)

Balance at December 28, 2008	$1,034	$7,001

Note 5. Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

Allowance for Doubtful Accounts for Year Ended	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2008	$64	$(38)	$(19)	$7
2007	149	(85)	—	64
2006	60	146	(57)	149

Note 6. Inventories

Inventories consisted of the following (in thousands):

	2008	2007
Finished goods	$4,482	$3,966
Work-in-process	7,480	8,734
Purchased parts and raw materials	527	325

	$12,489	$13,025

Note 7. Property and Equipment

Property and equipment consisted of the following (in thousands):

	2008	2007
Machinery and equipment	$17,630	$18,081
Software	10,641	12,400
Computer equipment	3,770	4,289
Furniture and fixtures	886	865
Leasehold improvements	838	795
Construction in progress	418	268

	34,183	36,698
Less: Accumulated depreciation and amortization	(24,586)	(22,782)

	$9,597	$13,916

Depreciation expense for property and equipment was $6.7 million, $7.3 million and $6.3 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $2.0 million, $3.8 million and $6.1 million as of December 28, 2008, December 30, 2007 and December 31, 2006, respectively. Related accumulated depreciation and amortization of these assets was $2.0 million, $3.5 million and $4.0 million as of December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Note 8. Purchased Intangible Assets

SFAS 142 requires purchased intangible assets other than goodwill to be amortized over their expected useful lives unless these lives are determined to be indefinite. Purchased intangible assets are carried at cost less accumulated amortization. Amortization is computed over the estimated useful lives of the respective assets. The carrying amount of intangible assets is as follows (in thousands):

	December 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(6,664)	$3,131	4
Customer relationships	5,730	(2,571)	3,159	5

	$15,525	$(9,235)	$6,290

	December 30, 2007
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$6,145	$(3,156)	$2,989	4
Patents/core technology	2,000	(938)	1,062	4
Trademarks	1,000	(400)	600	5
Customer relationships	3,070	(1,195)	1,875	5
Order backlog	1,200	(1,200)	—	0.5
Non-competition agreement	100	(62)	38	3
Transition services	594	(594)	—	1
Favorable supply agreement	5,000	(5,000)	—	1

	$19,109	$(12,545)	$6,564

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. During the years ended December 28, 2008, December 30, 2007 and December 31, 2006, the amortization of intangible assets was $5.1 million, $3.6 million and $8.9 million, respectively. During the year ended December 28, 2008 impairment of intangible assets totaled $1.1 million. The estimated future amortization of purchased intangible assets as of December 28, 2008 is as follows (in thousands):

Fiscal Year Ending
2009	$4,274
2010	1,830
2011	186

$6,290

Note 9. Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	2008	2007
Accrued compensation and related benefits	$3,787	$4,089
Accrued rebates	918	3,876
Warranty accrual	745	1,055
Accrued professional fees	658	1,590
Accrued royalties	654	487
Restructuring	190	1,660
Other accrued liabilities	1,728	2,614

	$8,680	$15,371

The following table summarizes the activity related to the warranty accrual (in thousands):

	2008	2007
Balance, beginning of year	$1,055	$2,774
Provision warranties during the year	518	998
Usage during the year	(828)	(2,717)

Balance, end of year	$745	$1,055

Note 10. Restructuring Charges

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

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 1, 2006	$—	$—	$—	$—
Restructuring charges	1,500	191	—	1,691
Cash payments	(627)	(9)	—	(636)

Balance as of December 31, 2006	873	182	—	1,055
Restructuring charges	578	—	2,890	3,468
Cash payments	(1,562)	(132)	(238)	(1,932)
Asset write-off	—	—	(2,207)	(2,207)
Liability write-off	—	—	1,083	1,083
Adjustments to the provision	243	(50)	—	193

Balance as of December 30, 2007	132	—	1,528	1,660
Cash payments	(132)	—	(1,338)	(1,470)

Balance as of December 28, 2008	$—	$—	$190	$190

Note 11. Stock-Based Compensation

Common Stock Reserved

As of December 28, 2008, the Company has reserved 6.4 million shares of common stock for future issuance under its various stock plans.

Summary of Equity Plans

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan) under which 2.2 million shares of the Company’s common stock have been reserved for issuance to employees, directors and consultants. Options granted under the 1999 Plan may be incentive stock options or non-statutory stock options. Incentive stock options may only be granted to employees. Options to purchase shares of the Company’s common stock are granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors. Options under the 1999 Plan generally vest at a rate of 25.0% on the first anniversary of the grant date and 1/48 per month thereafter. Generally, options terminate ten years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of December 28, 2008, the Company had 0.6 million options outstanding under the 1999 Plan.

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan, (2004 Plan), upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/48th per month thereafter. Generally, options terminate seven to ten years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock units general vest over a two year period.

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

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. As of December 28, 2008, the Company had 2.8 million options and awards outstanding and 1.0 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of December 28, 2008, the Company had 2.3 million shares available for grant under the ESPP. All of the Company’s employees are eligible to participate if they are employed by us or any participating subsidiary for at least 20 hours per week and more than 5 months in any calendar year. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of December 28, 2008, the Company has reserved approximately 0.1 million shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Stock Option Agreement for Michael A. Ricci

In July 2007, the Company adopted the Stand-alone Stock Option Agreement for Michael A. Ricci, under which 300,000 shares of the Company’s common stock were reserved for issuance to the Company’s former CEO in connection with his employment with the Company in June 2007. On June 4, 2007, the Board of Directors of the Company granted an option to purchase 300,000 shares of the Company’s common stock at $7.04 per share to Mr. Ricci pursuant to his offer letter dated May 1, 2007.

On August 1, 2008, the Company entered into a separation agreement and mutual releases with Mr. Ricci, which set forth terms and provisions governing Mr. Ricci’s termination of employment as President and CEO of the Company. Under this termination agreement, the Company agreed to accelerate the vesting of 300,000 options granted under this plan and allow him until April 2009 to exercise the options. As of December 28, 2008, all 300,000 options were outstanding.

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

Prior to the adoption of SFAS 123(R), the intrinsic value of unvested common stock options issued prior to the initial public offering was recorded as unearned stock-based compensation as of January 2, 2006. Upon the adoption of SFAS 123(R) in January 2006, the unearned stock-based compensation balance of approximately $4.2 million was reclassified to additional-paid-in-capital. The deferred-stock based compensation as of December 31, 2006 represents the unamortized stock-based compensation which related to awards granted prior to the Company’s initial Form S-1 registration statement filed with the SEC on June 25, 2004. These awards were valued under the minimum value method and were fully amortized as of December 30, 2007. Stock-based compensation expense related to all stock-based compensation awards under SFAS 123(R) was $10.5, million, $13.9 million and $9.7 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

The adoption of SFAS 123(R) also resulted in a cumulative benefit from accounting change of $0.6 million (net of tax), which reflects the net cumulative impact of estimating future forfeitures in the determination of period expense, rather than recording forfeitures when they occur as previously permitted.

As of December 28, 2008, there was $7.9 million of total unrecognized stock-based compensation cost related to unvested share-based compensation arrangements. That cost is expected to be recognized over a weighted-average period of 1.78 years

Summary of Assumptions

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2008	2007	2006
Option Grants:
Expected volatility	61-65%	59-61%	63%
Expected dividends	—	—	—
Expected term of options (in years)	4.5-6.1	4.8-6.1	4.8
Risk-free interest rate	2.7-3.8%	4.7-4.9%	4.8%
ESPP:
Expected volatility	42-75%	40-55%	58%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	1.25
Risk-free interest rate—ESPP	1.1-3.9%	3.8-5.0%	4.9%

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share amounts):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2007	2,353	$7.97
Granted	993	2.96
Exercised	(213)	1.34
Forfeited or expired	(424)	13.15

Outstanding at December 28, 2008	2,709	$5.84	5.91	$96

Exercisable at December 28, 2008	1,571	$6.79	4.76	$81

The weighted average grant date fair value of options granted during the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $1.68, $4.33 and $8.08, respectively. The total intrinsic value of options exercised during the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $0.6 million, $5.8 million and $17.2 million, respectively.

The following table summarizes information about stock options as of December 28, 2008 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.38 to $4.00	1,354	6.30	$2.76	556	$2.81
$4.01 to $8.00	562	3.59	6.88	426	6.96
$8.01 to $12.00	570	6.88	8.87	427	8.95
$12.01 to $22.00	223	6.91	14.21	162	14.27

	2,709	5.91	$5.84	1,571	$6.79

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 30, 2007	1,304	$8.47
Granted	1,056	4.23
Vested	(941)	7.53
Forfeited	(401)	6.46

Restricted stock units outstanding at December 28, 2008	1,018	5.58

The weighted average grant date fair value per restricted stock units granted was $4.23, $7.38 and $15.37 during the year ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The total fair values of restricted stock units that vested were $7.1 million, $6.2 million and $0.6 million during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2011. Tax related withholdings of restricted stock units totaled $0.9 million, $1.3 million and $0 during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at December 30, 2007	88	$12.81
Granted	—	—
Vested	(47)	12.81

Restricted stock outstanding at December 28, 2008	41	12.81

The weighted average grant date fair value per restricted stock granted was $12.93 during the year ended December 28, 2006. The total fair value of restricted stock that vested was $0.6 million, $0.8 million and $0.6 million during the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The restricted stock has three years vesting terms and is scheduled to vest through 2010.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $0.9 million, $2.4 million and $3.9 million for the years ended December 28, 2008, December 30, 2007 and December 31, 2006, respectively. The Company has maintained a full valuation allowance since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended December 28, 2008, December 30, 2007 and December 31, 2006.

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

Note 12. Employee Benefit Plans

The Company has a retirement savings plan, which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. All U.S employees are eligible to participate in the savings plan and allowed to contribute up to 60% of their total compensation, not to exceed the maximum amount allowed by the applicable statutory prescribed limit. The Company is not required to contribute, nor has it contributed, to the savings plan for any of the periods presented.

Note 13. Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2012. Rent expense for the years ended December 28, 2008, December 30, 2007 and December 31, 2006 was $1.4 million, $1.3 million, and $1.2 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred but not paid.

Future minimum lease payments as of December 28, 2008 under non-cancelable leases with original terms in excess of one year are $1.5 million in 2009, $0.7 million in 2010, and $0.2 million in 2011 and $0.0 million in 2012.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed a motion to dismiss the amended complaint, plaintiffs opposed the motion, and on March 10, 2008, the District Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration.

On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit and are awaiting notification from the court as to whether oral argument will be allowed. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Note 14. Related Party Transactions

The Company had a consulting agreement with Texan Ventures, LLC. Pursuant to the consulting agreement, G. Venkatesh, who is both the Managing Member of Texan Ventures, LLC and a member of the Company’s Board of Directors provided consulting services with respect to, among other things, general business advice relating to the operation of a public company, guidance and strategic advice in analyzing acquisition opportunities, assisting in negotiations of acquisition agreements and providing assistance and guidance in the integration of acquired companies. Under the consulting agreement, Texan Ventures, LLC was entitled to $3,000 per month and reimbursement for reasonable expenses. In October 2006, the agreement was amended whereby Mr. Venkatesh served as Executive Chairman of the Company’s Board of Directors, expanding his advisory services to assist in tactical and operational decisions of the Company, while the Company searched for a permanent Chief Executive Officer. As a result of the amendment, the consulting fees paid to Texan Ventures, LLC increased to $18,000 per month, and Mr. Venkatesh received an option to purchase 125,000 shares of the Company’s common stock. In June 2007, the Company hired a permanent Chief Executive Officer. At that time, Mr. Venkatesh was appointed as Chairman of the Company, and Texan Ventures, LLC continued to receive $18,000 per month through July 2007, and $3,000 each month for August and September 2007. After September 2007, the consulting relationship ended with no further payments. The Company paid Texan Ventures, LLC $132,000 in 2007 and $67,500 in 2006.

Note 15. Income Taxes

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Current :
Federal	$48	$—	$130
State and local	2	2	13
Foreign	170	292	137

	$220	$294	$280

The Company has not recorded any deferred tax benefit as all deferred tax assets are fully offset by a valuation allowance as of December 28, 2008, December 30, 2007 and December 31, 2006.

Given the history of net operating losses that the Company has incurred, management believes it is more likely than not that the net deferred tax asset will not be realized and, accordingly, has recorded a valuation allowance for the entire balance. The amount of the deferred tax asset considered realizable, however, may change if actual future taxable income differs from estimated amounts.

A reconciliation between the provision for (benefit from) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	—	—	(1)
Change in valuation allowance	34	35	32
Stock-based compensation	2	4	5
Tax credits	—	(3)	(4)
Others	—	—	4

	1%	1%	1%

The temporary differences that give rise to significant components of the net deferred tax assets are as follows (in thousands):

	2008	2007
Deferred tax assets :
Net operating loss carry forwards	$43,027	$35,058
Depreciation and amortization	908	(479)
Research and development and other credits	9,693	9,518
Accruals and other	6,047	3,421
Stock-based compensation	3,362	3,592
Acquired intangibles	7,824	3,060

	70,861	54,170
Valuation allowance	(70,861)	(54,170)

	$—	$—

As of December 31, 2006, the Company’s valuation allowance was $41.6 million. Due to movement in the net deferred tax assets, this balance increased by $12.6 million to $54.2 million as of December 30, 2007. Due to movement in the net deferred tax assets, this balance increased by $16.7 million to $70.9 million as of December 28, 2008.

The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to SFAS 123(R). Therefore, these amounts are no longer included in the Company gross or net deferred tax assets. Pursuant to SFAS 123(R), the benefit of these net operating loss carry forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memo account as of December 28, 2008 are $0.5 million for federal tax purposes and $0.03 million for state tax purposes, tax affected.

As of December 28, 2008, the Company had approximately $113.9 million and $53.4 million of federal and state net operating loss carry forwards, respectively, available to reduce future taxable income, which will begin to expire in 2021 for federal and 2010 for state tax purposes, respectively. The Tax Reform Act of 1986 limits the use of net operating loss and tax credit carry forwards in the case of an “ownership change” of a corporation. An ownership change, as defined, may restrict utilization of tax attribute carry forwards. As a result of ownership changes in the past, net operating loss carry-forwards might expire unutilized.

At December 28, 2008, the Company has research and development tax credits of approximately $5.3 million and $5.8 million for federal and state income tax purposes, respectively. If not utilized, the federal carry forward will expire in various amounts beginning 2019. The California credit can be carried forward indefinitely. The Company also has federal and state alternative minimum tax credits of approximately $0.4 million which do not expire, and other state tax credits of $0.3 million which will begin to expire in 2009.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of December 28, 2008 is approximately $2.8 million.

The Company’s Indian subsidiary operates in two locations, one in Bangalore and the other in Hyderabad. The Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2010 under the existing provisions of the Act. The Hyderabad unit which came into existence as a result of the NPA acquisition, does not enjoy this tax exemption and its net income will be taxed at the current rate of 33.66%

The Company has adopted the provisions of FIN 48 as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

Balance at January 1, 2007	$3,100
Additions for tax positions of prior years	700

Balance at December 30, 2007	3,800
Additions for tax positions of prior years	100

Balance at December 28, 2008	$3,900

The Company has adopted the accounting policy that interest expense and penalties relating to income tax position are classified within the provision for income taxes. The total amount of interest and penalty recorded as of December 28, 2008 was not material. The Company does not anticipate any significant changes within twelve months of this reporting date of its unrecognized tax benefits.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. All of the unrecognized tax benefit is related to gross deferred tax assets, and accordingly, if and when recognized, would not result in a change in Company’s effective tax rate due to the existence of a full valuation allowance.

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by income taxing authorities at this time. The Company’s tax years starting from 1999 to 2008 remain open in various tax jurisdictions.

Note 16. Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Asia	$62,298	$71,623	$94,172
Europe	35,459	29,156	33,647
North America	8,748	6,688	6,866

	$106,505	$107,467	$134,685

The Company divides its products into two product families: Access and Gateway. Access includes products that the Company sells on the carrier infrastructure side of the phone line while Gateway includes products that the Company sells into the residence. Revenue by product family is as follows (in thousands):

	Year Ended
	December 28, 2008	December 30, 2007	December 31, 2006
Access	$51,762	$61,893	$71,007
Gateway	54,743	45,574	63,678

	$106,505	$107,467	$134,685

The distribution of long-lived assets (excluding long-term investments, goodwill, intangible assets and other assets) was as follows (in thousands):

	2008	2007
United States	$5,792	$8,716
Asia	3,678	5,154
Other	127	46

	$9,597	$13,916

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	Apr. 1, 2007	Jul. 1, 2007	Sept. 30, 2007	Dec. 30, 2007	March 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 28, 2008
Revenue	$24,668	$25,658	$27,275	$29,866	$29,697	$29,855	$24,178	$22,775
Cost of revenue	15,256	14,614	17,190	16,204	17,633	16,420	14,212	13,562

Gross margin	9,412	11,044	10,085	13,662	12,064	13,435	9,966	9,213

Operating expenses:
Research and development	12,611	12,421	13,908	12,116	11,663	11,571	10,282	9,715
Selling, general and administrative	7,114	7,027	6,832	6,425	5,870	6,270	8,142	5,541
Operating asset impairments	—	—	—	—	—	—	12,496	—
Restructuring charges	—	—	3,468	193	—	—	—	—

Total operating expenses	19,725	19,448	24,208	18,734	17,533	17,841	30,920	15,256

Loss from operations	(10,313)	(8,404)	(14,123)	(5,072)	(5,469)	(4,406)	(20,954)	(6,043)
Investment impairment	—	—	—	—	—	—	(6,166)	—
Interest income, net	1,281	1,344	1,226	1,091	776	466	427	476

Loss before provision for income taxes	(9,032)	(7,060)	(12,897)	(3,981)	(4,693)	(3,940)	(26,693)	(5,567)
Provision for (benefit from) income taxes	52	102	70	70	91	33	(27)	123

Net loss	$(9,084)	$(7,162)	$(12,967)	$(4,051)	$(4,784)	$(3,973)	$(26,666)	$(5,690)

Basic and diluted net loss per share:	$(0.32)	$(0.25)	$(0.45)	$(0.14)	$(0.16)	$(0.14)	$(0.93)	$(0.20)

Weighted average number of shares (base and diluted)	28,014	28,404	28,711	29,311	29,545	29,308	28,565	28,917

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 28, 2008. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 28, 2008, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 28, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2009 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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

We have adopted a Code of Business Conduct and Ethics applicable to all our employees. Our Code of Business Conduct and Ethics is available at our investor relations website at www.ikanos.com/investor. Any waiver or amendment to our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, President or Chief Financial Officer and other officers providing financial information, will be disclosed on our website at www.Ikanos.com or in a report on Form 8-K filed with the SEC.

ITEM 11.	EXECUTIVE COMPENSATION

The information included under the following captions in our Proxy Statement is incorporated herein by reference: Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in 2008, Outstanding Equity Awards at 2008 Year End, Option Exercises and Stock Vested in 2008, Nonqualified Deferred Compensation, Potential Payments upon Termination or Change in Control, Director Compensation and Compensation Committee Interlocks and Insider Participation. The information included under the heading Compensation Committee Report in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from Share Ownership by Principal Stockholders and Management in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of December 28, 2008 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan

(2004 ESPP), the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan), and the stand-alone stock option agreement for Michael A. Ricci (Ricci Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	3,311,658	$3.98	3,273,386	(4)
Equity compensation plans not approved by security holders (5)	415,904	6.34	70,582	(6)

Total	3,727,562	$4.24	3,343,968

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 2,293,371 shares, and (ii) shares of common stock issuable upon the vesting of restricted stock units for 1,018,287 shares.

(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.

(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Includes 1,012,913 shares available for future issuance under the 2004 Plan and 2,260,473 shares available for future issuance under the 2004 ESPP.

(5)	Includes shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for an aggregate of 415,904 shares, comprised of 115,904 shares under the Doradus Plan and 300,000 shares under the Ricci Plan.

(6)	Shares available for future issuance under the Doradus Plan.

Doradus 2004 Amended and Restated Stock Option Plan

Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant. The Doradus Plan will have a term of ten years from the date of adoption, which was in 2004.

Stand-alone Stock Option Agreement for Michael A. Ricci

In July 2007, the Company adopted the Stand-alone Stock Option Agreement for Michael A. Ricci, under which 300,000 shares of the Company’s common stock have been reserved for issuance to CEO, Michael A. Ricci, in connection with his employment with the Company in June 2007.

On June 4, 2007, the Board of Directors of the Company granted an option to purchase 300,000 shares of the Company’s common stock (Inducement Grant) to Mr. Ricci pursuant to his offer letter dated May 1, 2007, a copy of which was filed on May 8, 2007 as Exhibit 10.1 to the Company’s Current Report on Form 8-K announcing his appointment. The Inducement Grant was granted outside of the Ikanos Amended and Restated 2004 Equity

Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The Inducement Grant has the following terms: the option has been classified as a non-statutory stock option, has an exercise price equal to the fair market value on the grant date, has a 10-year term and will vest over four years with 25 percent of the shares subject to such option vesting one year after June 4, 2007 and 1/48 of the shares subject to the option vesting monthly thereafter, subject to Mr. Ricci’s continued employment with the Company through each date. Pursuant to the terms of the offer letter with Mr. Ricci, the Inducement Grant will have accelerated vesting if Mr. Ricci is terminated without cause or resigns for good reason in connection with a change of control.

The Company entered into a separation agreement and mutual releases with Mr. Ricci on August 1, 2008, which set forth terms and provisions governing Mr. Ricci’s termination of employment as President and CEO of the Company. Under this termination agreement the Company agreed to accelerate the vesting of 300,000 options granted under this plan and allow him until April 2009 to exercise the options. As of December 28, 2008, all 300,000 options were outstanding.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to Certain Relationships and Related Transactions in our Proxy Statement. The information regarding director independence is incorporated herein by reference from the subsection entitled Board Independence in the section entitled Proposal 1—Election of Directors in our Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The information regarding principal accounting fees and services is incorporated herein by reference from the section entitled Proposal 2—Ratification of Appointment of Independent Registered Public Accounting Firm in our Proxy Statement.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

1. Financial Statements: The financial statements are set forth under Part II, Item 8 of this annual report on Form 10-K.

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
3.1	Form of Certificate of Incorporation, as amended, June 16, 2008.

3.2	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s quarterly report on Form 10-Q filed with the SEC on August 16, 2006 (File No. 000-51532).

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to Exhibit 10.3 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

Exhibit Number	Description
10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008 (File No. 00051532).

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.6	Patent and Technology License Agreement, effective as of February 17, 2006, by and among the Registrant and Analog Devices, Inc. Incorporated by reference to Exhibit 10.27 of the Registrant’s annual report on Form 10-K filed on February 27, 2006 (File No. 000-51532).

10.7*	Offer letter, dated August 16, 2006, between the Registrant and Cory J. Sindelar. Incorporated by reference to exhibit 10.27 of the Registrant’s annual report on Form 10-K filed with the SEC on March 7, 2007 (File No. 000-51532).

10.8*	Offer letter, dated September 8, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.9*	Letter Agreement regarding Offer Letter, dated November 28, 2006, between the Registrant and Nick Shamlou. Incorporated by reference to Exhibit 10.2.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 11, 2007 (file No. 000-51532).

10.10*	2008 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on May 7, 2008 (file No. 000-51532).

10.11*	Summary of Registrant’s 2008 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 25, 2008 (file No. 000-51532).

10.12*	Letter Agreement with Michael A. Ricci dated as of May 1, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 8, 2007 (File No. 000-51532).

10.13*	Stand-Alone Stock Option Agreement with Michael A. Ricci dated as of June 4, 2007. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2007 (File No. 000-51532).

Exhibit Number	Description
10.14*	Separation agreement and mutual releases with Michael A. Ricci dated as of August 1, 2008. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on August 7, 2008 (file No. 000-51532).

10.15*	Letter of agreement with Michael Gulett dated as of July 27, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s current Report on form 8-K/A filed with the SEC on July 30, 2008 (File No. 000-51532).

10.16*	Offer letter, dated June 14, 2007, between the Registrant and Noah D. Mesel. Incorporated by reference to Exhibit 10.23 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2008 (File No. 000-51532).

10.17*	Offer letter, dated July 12, 2007, between the registrant and Chandrashekhar Khandekar. Incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 22, 2008 (File No. 000-51532).

21.1	Subsidiaries of the Registrant.

22.1	Certificate and Report of Inspection of Election. Incorporated by reference to Exhibit 22.1 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 8, 2008. (File No. 000-51532).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

TRADEMARKS

Ikanos Communications, Ikanos, the Ikanos logo, Ikanos Programmable Operating System, “Bandwidth without boundaries” tagline, Burst Mode Engine, FasTrack, Fusiv, FusivWare, Fx, FxS, and RRA are among the trademarks or registered trademarks of Ikanos.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

March 10, 2009	/s/ MICHAEL GULETT
Michael Gulett President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Michael Gulett and Cory J. Sindelar, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/s/ MICHAEL GULETT Michael Gulett	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2009

/s/ CORY J. SINDELAR Cory J. Sindelar	Chief Financial Officer (Principal Financial and Accounting Officer)	March 10, 2009

/s/ G. VENKATESH G. Venkatesh	Chairman of the Board and Director	March 10, 2009

/s/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	March 10, 2009

/s/ ELIZABETH A. FETTER Elizabeth A. Fetter	Director	March 10, 2009

/s/ PAUL G. HANSEN Paul G. Hansen	Director	March 10, 2009

/s/ FREDERICK M. LAX Frederick M. Lax	Director	March 10, 2009