Form 10-Q
period 2009-03-29
IKANOS COMMUNICATIONS
filed 2009-05-07
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 29, 2009

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer, large accelerated filer and smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 29,242,879 as of April 28, 2009.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	March 29, 2009	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$24,301	$27,219
Short-term investments	35,037	36,120
Accounts receivable	12,226	12,360
Inventory	12,176	12,489
Prepaid expenses and other current assets	1,800	1,744

Total current assets	85,540	89,932
Long-term investments	1,034	1,034
Property and equipment, net	8,243	9,597
Intangible assets, net	5,194	6,290
Other assets	531	580

	$100,542	$107,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,568	$9,237
Accrued liabilities	8,249	8,680

Total current liabilities	15,817	17,917
Commitments and contingencies (Note 8)
Stockholders’ equity	84,725	89,516

	$100,542	$107,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008

Revenue	$20,734	$29,697
Cost of revenue (1)	12,254	17,633

Gross profit	8,480	12,064

Operating expenses:
Research and development (2)	8,863	11,663
Selling, general and administrative (3)	5,638	5,870
Restructuring charges	267	—

Total operating expenses	14,768	17,533

Loss from operations	(6,288)	(5,469)
Interest income, net	237	776

Loss before provision for income taxes	(6,051)	(4,693)
Provision for income taxes	37	91

Net loss	$(6,088)	$(4,784)

Basic and diluted net loss per share	$(0.21)	$(0.16)

Weighted average number of shares, basic and diluted	29,094	29,545

Includes stock-based compensation expense as follows:

(1) Cost of revenue	$80	$119
(2) Research and development	732	1,571
(3) Selling, general and administrative	702	1,125

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	March 29, 2009	March 30, 2008
Cash flows from operating activities:
Net loss	$(6,088)	$(4,784)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,462	1,561
Stock-based compensation expense	1,514	2,815
Amortization of intangible assets and acquired technology	1,096	1,845
Purchased in-process research and development	—	310
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	134	2,617
Inventory	313	4,875
Prepaid expenses and other assets	(7)	(237)
Accounts payable and accrued liabilities	(2,206)	(6,038)

Net cash provided (used) by operating activities	(3,782)	2,964

Cash flows from investing activities:
Purchases of property and equipment	(108)	(253)
Purchases of investments	(6,610)	(108,167)
Maturities and sales of investments	7,582	111,155
Acquisition of product line	—	(11,918)

Net cash provided (used) by investing activities	864	(9,183)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of stock options	—	222

Net cash provided (used) by financing activities	—	222

Net decrease in cash and cash equivalents	(2,918)	(5,997)
Cash and cash equivalents at beginning of period	27,219	65,126

Cash and cash equivalents at end of period	$24,301	$59,129

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

Since its inception, the Company has only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, the Company incurred significant net losses and has incurred losses in the past ten quarters. The Company incurred a net loss of $6.1 million for the quarter ended March 29, 2009 and had an accumulated deficit of $189.8 million as of March 29, 2009. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There will be 53 weeks in the current fiscal year 2009.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 11, 2009.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended March 29, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010 or for any other future period.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements for the fiscal year ended December 28, 2008, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed with the exception of those discussed below.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Two customers represented 50% and 14% of accounts receivable at March 29, 2009. Three customers represented 43%, 19%, and 11% of accounts receivable at December 28, 2008. Three customers accounted for 37%, 23%, and 11% of revenue for the three months ended March 29, 2009. Five customers accounted for 21%, 20%, 19%, 18% and 12% of revenue for the period ended March 30, 2008.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(6,088)	$(4,784)
Other comprehensive loss–unrealized loss on marketable securities	(111)	(284)

Comprehensive loss	$(6,199)	$(5,068)

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

	Three Months Ended
	March 29, 2009	March 30, 2008
Net loss	$(6,088)	$(4,784)

Weighted average number of shares, basic and diluted	29,094	29,545
Basic and diluted net loss per share	$(0.21)	$(0.16)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Anti-dilutive securities:
Weighted average restricted stock units	837	1,468
Weighted-average options to purchase common stock	1,826	2,185

	2,663	3,653

Recent Accounting Pronouncements

In September 2006, Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. (SFAS) 157, Fair Value Measurements, which defines fair value, provides a framework for measuring fair value, and expands the disclosures required for fair value measurements. SFAS 157 applies to other accounting pronouncements that require fair value measurements; it does not require any new fair value measurements. The Company was required to apply the provisions of SFAS 157 beginning in 2008. In February 2008, the FASB released a FASB Staff Position (FSP) SFAS 157-2—Effective Date of FASB Statement No. 157, which delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. Beginning in the first quarter of 2009, the Company adopted SFAS 157 for all nonfinancial assets and liabilities. The adoption of SFAS 157 for nonfinancial assets and liabilities did not have a material effect on the Company’s financial statements. See Note 2. Investments and Fair Value Measurements.

In December 2007, the FASB issued SFAS 141 (revised 2007), Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree in a business combination. SFAS 141R also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. SFAS 141R was effective for the Company beginning in 2009. The adoption of SFAS 141R did not have an effect on the Company’s consolidated statements of financial position, operations or cash flows. However, SFAS 141R will have an effect on any future acquisitions as it prohibits, among other things, the capitalization of certain acquisition related costs as an offset to goodwill and, instead, requires those costs to be expensed as incurred. The nature and magnitude of the specific effects will depend on the nature, terms and size of any future acquisitions that the Company may consummate subsequent to the effective date.

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51. This statement amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This statement establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. SFAS 160 was effective for the Company beginning in 2009. The adoption of SFAS 160 did not have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

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

In March 2009, the FASB unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective beginning with the Company’s interim reporting period ending on June 28, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS 157-4 on its consolidated financial position, results of operations and cash flows.

In April 2009, FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 enhances consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 28, 2009.

In April 2009, FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective beginning with the Company’s interim reporting period ending on June 28, 2009. The Company is currently evaluating the impact of the implementation of FSP SFAS 115-2 and SFAS 124-2 on its consolidated financial position, results of operations and cash flows.

Note 2 – Investments and Fair Value Measurements

The following is a summary of short-term investments (in thousands):

	March 29, 2009
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$27,666	$—	$167	$27,833
Corporate bonds and notes	7,188	—	16	7,204

Total short-term investments	$34,854	$—	$183	$35,037

Long-term investments - auction rate securities	$7,200	$(6,166)	$—	$1,034

	December 28, 2008
	Cost	Gross Realized Gain/(Loss)	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$25,570	$—	$252	$25,822
Corporate bonds and notes	10,258	—	40	10,298

Total short-term investments	$35,828	$—	$292	$36,120

Long-term investments - auction rate securities	$7,200	$(6,166)	$—	$1,034

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of March 29, 2009 is (in thousands):

	Fair Value Measurements at Reporting Date Using
	Level 1	Level 2	Level 3	Total
Money market funds	$17,341	$—	$—	$17,341
U.S. government agencies	—	27,833	—	27,833
Corporate bonds and notes	—	7,204	—	7,204
Auction rate securities	—	—	1,034	1,034

	$17,341	$35,037	$1,034	$53,412

There have been no changes in our Level 3 securities for the three months ended March 29, 2009.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Finished goods	$3,750	$4,482
Work-in-process	8,204	7,480
Purchased parts and raw materials	222	527

	$12,176	$12,489

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Machinery and equipment	$18,073	$17,630
Software	10,675	10,641
Computer equipment	3,792	3,770
Furniture and fixtures	840	886
Leasehold improvements	665	838
Not yet placed in service	28	418

	34,073	34,183
Less: Accumulated depreciation and amortization	(25,830)	(24,586)

	$8,243	$9,597

Depreciation and amortization expense for property and equipment was $1.5 million and $1.6 million for the three months ended March 29, 2009 and March 30, 2008, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets as of March 29, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(7,388)	$2,407	4
Customer relationships	5,730	(2,943)	2,787	5

	$15,525	$(10,331)	$5,194

The carrying amount of intangible assets as of December 28, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(6,664)	$3,131	4
Customer relationships	5,730	(2,571)	3,159	5

	$15,525	$(9,235)	$6,290

For the three months ended March 29, 2009 and March 30, 2008, the amortization of intangible assets was $1.1 million and $1.8 million, respectively. The estimated future amortization of purchased intangible assets as of March 29, 2009 is $3.2 million for the remainder of 2009, $1.8 million in 2010 and $0.2 million in 2011.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 29, 2009	December 28, 2008
Compensation and related benefits	$3,010	$3,787
Professional fees	795	658
Warranty	697	745
Rebates	444	918
Royalties	378	654
Restructuring charges	189	190
Other accrued liabilities	2,736	1,728

	$8,249	$8,680

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Balance, beginning of period	$745	$1,055
Accrual for warranties during the period	63	452
Usage during the period	(111)	(335)

Balance, end of period	$697	$1,172

Note 7 – Restructuring Charges

During the first quarter of 2009, the Company implemented a restructuring plan to combine design centers in India and to reduce its cost structure in North America. Restructuring charges of $0.3 million related to the termination of 23 persons, 12 of whom were located in India and 11 in the United States. The Company expects the remaining severance and benefit costs to be paid in 2009. In addition, the Company will relocate its remaining personnel and equipment from Hyderabad, India to Bangalore, India during the second quarter of 2009. The Company expects to incur relocation costs of $0.2 million to $0.3 million in 2009 related to this relocation. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of December 28, 2008	$—	$190	$190
Restructuring charges	267	—	267
Cash payments	(78)	(190)	(268)

Balance as of March 29, 2009	$189	$—	$189

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended March 29, 2009 and March 30, 2008 was $0.3 million and $0.3 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of March 29, 2009 under non-cancelable leases with original terms in excess of one year are $1.4 million for the remainder of 2009, $0.9 million in 2010 and $0.3 million in 2011.

Purchase Commitments

In the first quarter of 2009, the Company entered into a license agreement and agreed to pay $0.8 million in the second quarter of 2009. As of March 29, 2009, the Company had $3.0 million of inventory purchase obligations with various suppliers.

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

On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit, and oral arguments are scheduled for June 18, 2009. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Note 9 – Significant Customer Information and Segment Reporting

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Asia	$9,186	$16,794
Europe	9,707	11,388
North America	1,841	1,515

	$20,734	$29,697

The Company divides its products into two product families: Access and Gateway. Access includes products that carriers deploy in the central office or remote terminal while Gateway includes products that are deployed into the residence. Revenue by product family is as follows (in thousands):

	Three Months Ended
	March 29, 2009	March 30, 2008
Access	$7,127	$16,345
Gateway	13,607	13,352

	$20,734	$29,697

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	March 29, 2009	December 28, 2008
United States	$4,578	$5,792
Asia	3,554	3,678
Other	111	127

	$8,243	$9,597

Note 10 – Subsequent Event

On April 21, 2009, the Company entered a definitive agreement to purchase the Broadband Access product line of Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee and facility-related liabilities. Subject to certain conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009. Concurrent and conditional with this transaction, Tallwood Venture Capital (Tallwood) agreed to purchase 24 million shares of the Company’s common stock at $1.75 per share. Tallwood will also receive warrants to purchase an additional 7.8 million shares of common stock at $1.75. The warrants will have a term of five years. Assuming exercise of the warrants and shares outstanding at March 29, 2009, Tallwood would own 52% of the Company’s outstanding common stock post closing. However, through a stockholder agreement, Tallwood’s voting rights will be restricted initially to 35%. Tallwood’s investment in the Company may result in an “ownership change” under Section 382 of the Internal Revenue Code. An ownership change, as defined, may restrict the utilization of current tax attribute carry forwards.

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

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended December 28, 2008, contained in our Annual Report on Form 10-K filed on March 11, 2009.

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

On April 22, 2009 the Company announced the signing of a definitive agreement to purchase the Broadband Access product line of Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee and facility-related liabilities. Subject to customary closing conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009. Concurrently, in connection with this transaction, Tallwood Venture Capital has agreed to purchase 24 million shares of the Company’s common stock at $1.75 per share. Tallwood will also receive warrants to purchase an additional 7.8 million shares of common stock at $1.75. We believe the Broadband Access product line will provide us the scale to expand our product portfolio beyond DSL and to achieve profitability.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 28, 2008, and have not changed materially as of March 29, 2009.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. We believe that the current worldwide recession has impacted the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed. We further believe that the weak economy has contributed to the decline in our revenue over the past three quarters.

The effect of the economic downturn on currencies has also impacted our business. For example, the Korean won devalued greatly against the U.S. dollar in the third quarter of 2008, affecting the gross profit our OEM customers made on their products. In turn, they significantly reduced their orders to us. This situation has continued through the first quarter of 2009.

Revenue decreased by $9.0 million, or 30%, to $20.7 million in the three months ended March 29, 2009 from $29.7 million in the three months ended March 30, 2008. The majority of the decrease relates to an approximate 39% decrease in units shipped, offset by roughly a 15% increase in average sales price. The reduction reflects continuing lower revenue from Korea and Japan, offset partially by an increase in Taiwan. Revenue from Korea was down as OEMs reduced purchases due to the relative weakness of the value of the Korean Won against the U.S. dollar. Japanese revenue declines from the first quarter of 2008 as well as sequentially from the fourth quarter of 2008 reflect the worldwide economic slowdown and a slower rate of capital investment in VDSL access.

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

	OEM Customer	Three Months Ended
Our Direct Customer		March 29, 2009	March 30, 2008
Sagem	Sagem	37%	18%
NEC Corporation of America	NEC Corporation (Magnus)	23	19
Alcatel-Lucent and its CMs	Alcatel-Lucent	11	20
Paltek Corporation	Sumitomo Electric Industries	*	21
Uniquest	Dasan, Millinet and Ubiquoss	*	12

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended
	March 29, 2009	March 30, 2008
Asia	44%	57%
Europe	47	38
North America	9	5

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell direct to them. Revenue from Asia has decreased in absolute dollars and decreased as a percentage of total revenue for the three months ended March 29, 2009 as compared to the same period in the prior year due to the decrease in volume. Revenue from Europe increased as a percentage of total revenue for the first three months of 2009 as compared to the prior year due to the decrease in Asian revenue.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	March 29, 2009	March 30, 2008
Access	34%	55%
Gateway	66	45

The change in mix is primarily attributed to decreased sales of our Access products in Japan, Korea and Europe. Gateway improvement as a percentage of sales reflects more stable European sales.

Cost and Operating Expenses

	Three Months Ended
	(in millions)
	March 29, 2009	March 30, 2008	% Change
Cost of revenue	$12.3	$17.6	(30)
Research and development	8.9	11.7	(24)
Sales, general and administrative	5.6	5.9	(5)
Restructuring charges	0.3	—	nm

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	March 29, 2009	March 30, 2008
Cost of revenue	59%	59%
Research and development	43	39
Sales, general and administrative	27	20
Restructuring charges	1	—

Cost of Revenue

Our cost of revenue consists primarily of cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases. Such increased costs could have a significant adverse impact on our cost of revenue. In addition to yield loss due to manufacturing process issues, in one of our chipsets we have also experienced yield loss due to defects apparently related to third-party technology incorporated into that product. To date we have not experienced material warranty costs associated with this technology-related issue; however, until we resolve the problem underlying the third-party technology, we cannot predict whether the yield loss will have a material impact on our revenue or cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased to $12.3 million for the three months ended March 29, 2009 as compared to $17.6 million for the three months ended March 30, 2008. The reduction in cost of revenue is directly attributable to our reduced sales volume in the first quarter of 2009. Our gross margins were 41% for the three months ended March 29, 2009 as compared to 41% for the year ago period. Higher average selling prices offset higher average product costs.

Research and development expenses

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

R&D expenses decreased $2.8 million, or 24%, to $8.9 million for the three months ended March 29, 2009 as compared to $11.7 million for the three months ended March 30, 2008. The change was primarily attributed to a $0.8 million decrease in design and tape-out costs, a $0.8 million decrease in stock based compensation, a $0.3 million reduction in compensation costs and a $0.3 million decrease in-process research and development costs associated with our purchase of the Centillium DSL assets in the first quarter of 2008. The decrease in design and tapeout costs as compared to the prior year is the result of our decision to delay certain expenditures from the first to the second quarter of 2009.

The majority of our R&D personnel are located in the United States or India. As of March 29, 2009, we had 142 people engaged in research and development of which 70 were located in India and 63 were located in the United States. As of March 30, 2008, we had 189 people engaged in research and development of whom 97 were located in India and 82 were located in North America. In February 2008 we hired 30 people as a result of acquiring the Centillium product line. As such, their personnel costs were included in the first quarter of 2008 only after the acquisition date. Furthermore, our restructuring activities (discussed below) took place later in the first quarter of 2009.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses decreased by $0.2 million for the three months ended March 29, 2009, or 4%, to $5.6 million as compared to $5.9 million for the three months ended March 30, 2008. The decrease is primarily attributed to decreases of $0.4 million in stock based compensation, $0.1 million in amortization of acquisition related intangible assets offset by miscellaneous increases in personnel and marketing costs.

As of March 29, 2009, SG&A headcount was 81, which compares to 89 at March 30, 2008.

Restructuring

During the first quarter of 2009, we implemented a restructuring plan to close our facility in Hyderabad, India and to reduce our R&D cost structure in the United States. Restructuring charges of $0.3 million related to the termination of 23 persons, 12 of whom were located in India and 11 in the United States. In addition, the Company will relocate certain personnel and equipment from its Hyderabad facility to Bangalore during the second quarter of 2009. These additional costs may amount to about $0.2 million and will be recognized and charged to restructuring as incurred.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income, net decreased to $0.2 million for the three months ended March 29, 2009 as compared to $0.8 million for the three months ended March 30, 2008. The decrease was due to a realized loss on the sale of an investment, lower balance of cash and investments and a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The Company maintains a full valuation allowance for its tax assets as a result of recurring losses. Tax expense was marginally higher in the first quarter of 2008 versus the first quarter of 2009.

Net Loss

As a result of the above factors, we had a net loss of $6.1 million for the three months ended March 29, 2009 compared to a net loss of $4.8 million for the three months ended March 30, 2008.

Liquidity and Capital Resources

Year-to-date, cash and investments decreased by $4.0 million to $60.4 million as of March 29, 2009 versus $64.4 million as of December 28, 2008.

As of March 29, 2009, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended March 29, 2009 and March 30, 2008 (in millions):

	2009	2008
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$27.2	$65.1
Net cash provided (used) by operating activities	(3.8)	3.0
Net cash provided (used) by investing activities	0.9	(9.2)
Net cash provided (used) by financing activities	—	0.2

Cash and cash equivalents - end of period	$24.3	$59.1

Operating Activities

For the three months ended March 29, 2009, we used $3.8 million of net cash in operating activities, while incurring a net loss of $6.1 million. Included in the net loss was approximately $4.1 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $0.1 million and inventory of $0.3 million. These working capital improvements were offset primarily by a $2.2 million decrease in accounts payable and accrued liabilities.

For the three months ended March 30, 2008, we generated $3.0 million in net cash from operating activities, while incurring a net loss of $4.8 million. Included in the net loss was approximately $6.5 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows benefited from a decrease in inventory of $4.9 million and a decrease in accounts receivable of $2.6 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments. The decrease in accounts receivable was primarily due to more linearity of sales in the quarter. These improvements in operating cash flows were also affected by a decrease in accounts payable and accrued liabilities of $6.0 million. The decrease in accounts payable and accrued liabilities was primarily due a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

Investing Activities

Investing activities provided $0.9 million for the three months ended March 29, 2009, primarily consisting of the net sales of short-term investments.

We used net cash in investing activities of $9.2 million for the three months ended March 30, 2008, primarily in the Centillium DSL acquisition totaling $11.9 million and various fixed assets totaling $0.3 million, offset by net sales of short-term investments totaling $3.0 million.

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

On April 22, 2009, the Company announced the signing of a definitive agreement to purchase the Broadband Access product line of Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee and facility-related liabilities. Subject to certain conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009.

Financing Activities

Our financing activities provided $0.2 million for the three months ended March 30, 2008 primarily resulting from the exercise of employee stock options.

We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock. Conditioned on the closing of the Broadband Access product line purchase, Tallwood Venture Capital has agreed to purchase 24 million shares of the Company’s common stock at $1.75 per share for a total of $42 million. Tallwood will also receive warrants to purchase an additional 7.8 million shares of common stock at $1.75.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including the requirements after closing of the current Ikanos business combined with the Conexant broadband access products business, our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of March 29, 2009, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2009	2010 and Thereafter
Operating lease payments	$2.6	$1.4	$1.2
Inventory purchase obligations	3.0	3.0	—

	$5.6	$4.4	$1.2

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of March 29, 2009, we did not hold derivative financial instruments.

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

As of March 29, 2009, we had cash, cash equivalents and investments totaling $60.4 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.2 million.

Investment Risk

Our marketable securities portfolio as of March 29, 2009 was $53.4 million and approximately 1.9% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over 12 months. Based on an analysis of impairment factors, we have recorded an other-than-temporary impairment loss of approximately $6.2 million during the third quarter of 2008 related to these auction rate securities. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. These investments have maturities from 2025 to 2050.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the quarter ended March 29, 2009 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit, and oral arguments are scheduled for June 18, 2009. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Our business could be materially adversely affected as a result of the risks associated with acquisitions and investments.

As part of our business strategy, we seek to acquire businesses and product lines that are complementary to our current business. These acquisitions, including the acquisition of Conexant Systems’ broadband access product line, which we entered on April 21, 2009, are accompanied by the risks commonly encountered in an acquisition of a business, which may include, among other things:

•

the failure of the acquisition to result in expected benefits, which may include benefits relating to enhanced revenues, technology, human resources, costs savings, operating efficiencies and other synergies;

•

the difficulty and cost of integrating the acquired business, including costs and delays in implementing common systems and procedures and costs and delays caused by communication difficulties or geographic distances between the two companies’ sites;

•	the assumption of certain liabilities, including the risk of litigation associated with intellectual property assets;

•	the potential impairment of acquired assets;

•	the initial dependence upon unfamiliar supply or distribution partners;

•	the diversion of management’s attention from other business concerns;

•	the impairment of relationships with customers or suppliers of the acquired business or our customers or suppliers;

•	the potential loss of key employees of the acquired company;

•	the potential incompatibility of business cultures.

These factors could have a material adverse effect on our business, results of operations or financial condition. In addition to the risks commonly encountered in the acquisition of a business as described above, we may also experience risks relating to the challenges and costs of closing a transaction.

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

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past ten quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. We incurred a net loss of $6.1 million for the quarter ended March 29, 2009 and have an accumulated deficit of $189.8 million as of March 29, 2009. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again and, even if we were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

Our Direct Customer	OEM Customer	Year Ended December 30, 2007	Year Ended December 28, 2008	Three Months Ended March 29, 2009
Sagem	Sagem	20	21	37
NEC Corporation	NEC Corporation	29%	25%	23%
Alcatel-Lucent and its CMs(a)	Alcatel-Lucent	*	11	11
Paltek Corporation	Sumitomo Electric Industries	*	23	*
Altima Corporation	Sumitomo Electric Industries	12	*	*
Uniquest	Dasan, Millinet and Ubiquoss	11	*	*

*	Less than 10%

(a)	Alcatel and Lucent Technologies, subsequent to their 2007 merger, accounted for a combined 10% of our revenue in 2007.

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

A substantial portion of our revenue is derived from sales into Japan, Korea and France; and our revenue has been heavily dependent on market growth in these countries. As a result, our sales are subject to economic downturns, decrease in demand and overall negative market conditions in a very few number of specific economies. For instance, a slowdown in growth of fiber extension over copper and broadband over copper subscribers in Asia has caused our revenue in that market to decline, and may prevent that revenue stream from returning to historical levels. While part of our strategy is to continue to diversify the geographic sources and customer base of our revenue, our failure to successfully penetrate markets other than those served by our existing customers, and diversify our customer base could harm our business and operating results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. We have periodically reduced our staff in response to business conditions. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

In the fall of 2008, we received notice that one of our subcontractors would close a fabrication facility where two of our products are made, unless a third party buys the facility and keeps it open. It now appears that the fabrication facility may cease manufacturing products for us later this year. Accordingly, we are making arrangements for our subcontractor to build an adequate supply of the two products fabricated at this facility sufficient to meet our anticipated demand until we have identified alternative fabrication facilities. One of our remaining options is to have the two products fabricated at a different facility owned by the same subcontractor. If we are unable to pursue that option, we will have to identify an alternative subcontractor to fabricate the two products. Transitioning to either the new location operated by the same subcontractor or an alternative manufacturer may be more expensive, may result in additional costs associated with obtaining customer requalification or may not be available at all.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located India and France. In addition, 91% of our revenue for the quarter ended March 29, 2009 and 92% of our revenue for the year ended December 28, 2008 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have offices in Bangalore, India and other offices in France, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. As a result of an increase in the U.S. dollar relative to the Korean won, our customers in Korea have significantly reduced their orders; a similar increase in the U.S. dollar occurs relative to other currencies in the countries where our customers operate could materially affect our other Asian and European customers’ demand for our products, thereby forcing them to reduce their orders, which would adversely affect our business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

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

Our marketable securities portfolio, which totals $ 53.4 million at March 29, 2009, includes auction rate securities of $1.0 million ($7.2 million at cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded an other-than-temporary impairment of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although we believe that $1.0 million is the current fair value of these securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in our statement of operations.

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

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	the market’s reaction to the investment by Tallwood Venture Capital announced on April 22, 2009

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of December 31, 2006 to March 29, 2009 ranged from a low of $1.02 to a high of $9.34.

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

As of April 28, 2009, we had approximately 29.2 million shares of common stock outstanding. Of these shares, 6.4 million were sold in our initial public offering in September 2005 and an additional 2.5 million were sold in a follow-on public offering in March 2006. All of these shares are freely tradable under federal and state securities laws without further registration under the Securities Act, except that any shares held by our “affiliates” (as that term is defined under Rule 144 of the Securities Act) may be sold only in compliance with the limitations under Rule 144. The remaining outstanding shares are “restricted securities” and generally are available for sale in the public market at various times upon qualification for exemption pursuant to Rules 144 and/or 701 of the Securities Act.

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

We are also subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the point in time that such stockholder acquired shares constituting 15% or more of our shares, unless the holder’s acquisition of our stock was approved in advance by our board of directors

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

No stockholder votes took place during the first quarter of 2009.

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: May 6, 2009	By:	/s/ Michael Gulett
Michael Gulett
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 6, 2009	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 29, 2009

Exhibit Number	Description

10.1	2009 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 12, 2009 (File No. 000-51532).

10.2	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2009 (File No. 000-51532).

10.3	Amended and restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 11, 2009 (File No. 000-51532).

10.4	Entry into an Asset Purchase Agreement, Securities Purchase Agreement and Stockholder Agreement. Incorporated by reference to the Registrant’s Current Repot on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.