Form 10-Q
period 2009-06-28
IKANOS COMMUNICATIONS
filed 2009-07-23
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 28, 2009

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 29,608,450 as of July 17, 2009.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	June 28, 2009	December 28, 2008
Assets

Current assets:
Cash and cash equivalents	$36,003	$27,219
Short-term investments	23,533	36,120
Accounts receivable	8,821	12,360
Inventory	10,885	12,489
Prepaid expenses and other current assets	2,944	1,744

Total current assets	82,186	89,932
Long-term investments	1,034	1,034
Property and equipment, net	7,002	9,597
Intangible assets, net	4,135	6,290
Other assets	1,001	580

	$95,358	$107,433

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$4,822	$9,237
Accrued liabilities	10,708	8,680

Total current liabilities	15,530	17,917
Commitments and contingencies (Note 8)
Stockholders’ equity	79,828	89,516

	$95,358	$107,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Revenue	$22,429	$29,855	$43,163	$59,552
Cost of revenue (1)	13,139	16,420	25,393	34,053

Gross profit	9,290	13,435	17,770	25,499

Operating expenses:
Research and development (2)	9,591	11,571	18,454	23,234
Selling, general and administrative (3)	6,042	6,270	11,680	12,140
Restructuring charges	279	—	546	—

Total operating expenses	15,912	17,841	30,680	35,374

Loss from operations	(6,622)	(4,406)	(12,910)	(9,875)
Interest income, net	220	466	457	1,242

Loss before provision for income taxes	(6,402)	(3,940)	(12,453)	(8,633)
Provision for income taxes	43	33	80	124

Net loss	$(6,445)	$(3,973)	$(12,533)	$(8,757)

Basic and diluted net loss per share	$(0.22)	$(0.14)	$(0.43)	$(0.30)

Weighted average number of shares, basic and diluted	29,397	29,308	29,298	29,426

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$68	$118	$149	$237
(2) Research and development	687	1,471	1,419	3,042
(3) Selling, general and administrative	583	1,029	1,285	2,154

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	June 28, 2009	June 29, 2008
Cash flows from operating activities:
Net loss	$(12,533)	$(8,757)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,778	3,434
Stock-based compensation expense	2,853	5,433
Amortization of intangible assets and acquired technology	2,155	3,521
Purchased in-process research and development	—	310
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	3,539	2,000
Inventories	1,604	2,942
Prepaid expenses and other assets	(1,621)	(534)
Accounts payable and accrued liabilities	(2,387)	(4,422)

Net cash provided (used) by operating activities	(3,612)	3,927

Cash flows from investing activities:
Purchases of property and equipment	(183)	(661)
Purchases of investments	(6,610)	(217,201)
Maturities and sales of investments	19,130	206,687
Acquisition of product line	—	(11,918)

Net cash provided (used) by investing activities	12,337	(23,093)

Cash flows from financing activities:
Repurchases of common stock	—	(5,205)
Net proceeds from issuances of common stock and exercise of stock options	59	710

Net cash provided (used) by financing activities	59	(4,495)

Net increase (decrease) in cash and cash equivalents	8,784	(23,661)
Cash and cash equivalents at beginning of period	27,219	65,126

Cash and cash equivalents at end of period	$36,003	$41,465

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

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred net losses of $6.4 million and $12.5 million for the three and six months ended June 28, 2009 and had an accumulated deficit of $196.3 million as of June 28, 2009. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business.

On April 21, 2009, the Company entered into an Asset Purchase Agreement with Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee related liabilities. Subject to customary closing conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009. In order to complete the acquisition, the Company negotiated a $42.0 million cash investment by Tallwood Venture Capital (“Tallwood”), pursuant to which the Company agreed to sell to the Tallwood (i) 24 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. See Note 10 for further information.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There will be 53 weeks in the current fiscal year 2009.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 28, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010 or for any other future period.

In addition, in connection with the preparation of the condensed consolidated financial statements and in accordance with the recently issued Statement of Financial Standards No. (SFAS) 165, Subsequent Events, the Company evaluated subsequent events after the balance sheet date of June 28, 2009 through July 23, 2009, the date of issuance of the financial statements.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. Two customers represented 49% and 10% of accounts receivable at June 28, 2009. Three customers represented 43%, 19% and 11% of accounts receivable at December 28, 2008. Four customers accounted for 22%, 17%, 13%, and 11% of revenue for the three months ended June 28, 2009. Three customers accounted for 30%, 18%, and 12% of revenue for the six months ended June 28, 2009. Five customers accounted for 26%, 26%, 16%, 12% and 10% of revenue for the three months ended June 29, 2008. Five customers accounted for 23%, 22%, 17%, 16% and 11% of revenue for the six months ended June 29, 2008

Concentration of Suppliers

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Net loss	$(12,533)	$(8,757)
Other comprehensive loss–unrealized loss on marketable securities	(67)	(586)

Comprehensive loss	$(12,600)	$(9,343)

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

	Three Months Ended		Six Months Ended
	June 28,2009	June 29, 2008	June 28,2009	June 29, 2008
Net loss	$(6,445)	$(3,973)	$(12,533)	$(8,757)

Weighted average number of shares, basic and diluted outstanding	29,397	29,308	29,298	29,426

Basic and diluted net loss per share	$(0.22)	$(0.14)	$(0.43)	$(0.30)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Anti-dilutive securities:
Weighted average restricted stock units	629	1,756	783	1,607
Weighted-average options to purchase common stock	2,319	2,005	2,244	2,095

	2,948	3,761	3,027	3,702

Recent Accounting Pronouncements

In March 2009, the Financial Accounting Standards Board (FASB) unanimously voted for the FASB Accounting Standards Codification (the “Codification”) to be effective July 1, 2009. Other than resolving certain minor inconsistencies in current GAAP, the Codification is not supposed to change GAAP, but is intended to make it easier to find and research GAAP applicable to particular transactions or specific accounting issues. The Codification is a new structure which takes accounting pronouncements and organizes them by approximately ninety accounting topics. Once approved, the Codification will be the single source of authoritative GAAP. All guidance included in the Codification will be considered authoritative at that time, even guidance that comes from what is currently deemed to be a non-authoritative section of a standard. Once the Codification becomes effective, all non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative.

In April 2009, the FASB issued FASB Staff Position (FSP) SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. FSP SFAS 157-4 provides guidelines for making fair value measurements more consistent with the principles presented in SFAS 157, Fair Value Measurements. The FSP relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The FSP is effective beginning with the Company’s interim reporting period ending on June 28, 2009. The implementation of FSP SFAS 157-4 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 107-1 and Accounting Principles Board Opinion (APB) 28-1, Interim Disclosures about Fair Value of Financial Instruments. FSP SFAS 107-1 and APB 28-1 enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The FSP relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to the effective date of this FSP, fair values for these assets and liabilities have only been disclosed once a year. The FSP will now require these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement under this FSP is effective for the Company’s interim reporting period ending on June 28, 2009. The implementation of FSP SFAS 107-1 and APB 28-1 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued FSP SFAS 115-2 and SFAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments. FSP SFAS 115-2 and SFAS 124-2 provide additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The FSP is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The FSP is effective beginning with the Company’s interim reporting period ending on June 28, 2009. The implementation of FSP SFAS 115-2 and SFAS 124-2 had no impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Investments and Fair Value Measurements

The following is a summary of short-term investments (in thousands):

	June 28, 2009
	Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$17,639	$181	$17,820
Corporate bonds and notes	5,669	44	5,713

Total short-term investments	$23,308	$225	$23,533

Long-term investments - auction rate securities	$1,034	$—	$1,034

	December 28, 2008
	Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$25,570	$252	$25,822
Corporate bonds and notes	10,258	40	10,298

Total short-term investments	$35,828	$292	$36,120

Long-term investments - auction rate securities	$1,034	$—	$1,034

Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

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

Our marketable securities portfolio as of June 28, 2009 was $52.8 million and approximately 2.0% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at original cost) invested in non-guaranteed auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over 12 months. During the third quarter of 2008, the Company recorded an other-than-temporary impairment loss of approximately $6.2 million on auction rate securities that was recognized as credit related impairments in earnings. FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components (credit and non-credit losses) when there are losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. These investments have maturities from 2025 to 2050. It is unlikely that the Company will be able to hold these securities until recovery of the original cost basis of these securities. Therefore, this other than temporary loss was considered to be a 100% credit related loss associated with the impaired security. As the underlying securities are not expected to be held until recovery, FSP FAS 115-2/124-2 does not require the separation of this loss. The implementation of FSP SFAS 115-2 and SFAS 124-2 had no impact the Company’s consolidated financial position, results of operations or cash flows.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of June 28, 2009 and December 28, 2008 is (in thousands):

	June 28, 2009
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$28,192	$—	$—	$28,192
U.S. government agencies	—	17,820	—	17,820
Corporate bonds and notes	—	5,713	—	5,713
Auction rate securities	—	—	1,034	1,034

	$28,192	$23,533	$1,034	$52,759

	December 28, 2008
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,047	$—	$—	$10,047
Commercial paper (1)		13,988		13,988
U.S. government agencies	—	25,822	—	25,822
Corporate bonds and notes	—	10,298	—	10,298
Auction rate securities	—	—	1,034	1,034

	$10,047	$50,108	$1,034	$61,189

(1)	Commercial paper and money market funds are classified as cash equivalents.

There have been no changes in our Level 3 securities during the three and six months ended June 28, 2009.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Finished goods	$3,061	$4,482
Work-in-process	6,913	7,480
Purchased parts and raw materials	911	527

	$10,885	$12,489

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Machinery and equipment	$18,117	$17,630
Software	10,675	10,641
Computer equipment	3,817	3,770
Furniture and fixtures	832	886
Leasehold improvements	606	838
Not yet placed in service	5	418

	34,052	34,183
Less: Accumulated depreciation and amortization	(27,050)	(24,586)

	$7,002	$9,597

Depreciation and amortization expense for property and equipment was $1.3 million and $1.9 million for the three months ended June 28, 2009 and June 29, 2008, respectively. Depreciation and amortization expense for property and equipment was $2.8 million and $3.4 million for the six months ended June 28, 2009 and June 29, 2008, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets as of June 28, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(8,075)	$1,720	4
Customer relationships	5,730	(3,314)	2,415	5

	$15,525	$(11,389)	$4,135

The carrying amount of intangible assets as of December 28, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(6,664)	$3,131	4
Customer relationships	5,730	(2,571)	3,159	5

	$15,525	$(9,235)	$6,290

For the three months ended June 28, 2009 and June 29, 2008, the amortization of intangible assets was $1.1 million and $1.7 million, respectively. For the six months ended June 28, 2009 and June 29, 2008, the amortization of intangible assets was $2.2 million and $3.5 million, respectively. The estimated future amortization of purchased intangible assets as of June 28, 2009 is $2.1 million for the remainder of 2009, $1.8 million in 2010 and $0.2 million in 2011.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 28, 2009	December 28, 2008
Compensation and related benefits	$3,286	$3,787
BBA acquisition related liabilities (see Note 10)	2,348	—
Royalties	749	654
Warranty	442	745
Rebates	370	918
Restructuring charges	21	190
Other accrued liabilities	3,492	2,386

	$10,708	$8,680

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	June 28, 2009	June 29, 2008
Balance, beginning of period	$745	$1,055
Accrual for warranties during the period	109	526
Usage during the period	(412)	(712)

Balance, end of period	$442	$869

Note 7 – Restructuring Charges

During the first quarter of 2009, the Company implemented a restructuring plan to combine design centers in India and to reduce its cost structure in North America. Restructuring charges of $0.3 million related to the termination of 23 persons, 12 of whom were located in India and 11 in the United States. During the second quarter of 2009, the Company relocated its remaining personnel and equipment from Hyderabad, India to Bangalore, India and incurred additional costs of $0.2 million. The Company expects the remaining severance and benefit costs to be paid in 2009. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of December 28, 2008	$—	$190	$190
Restructuring charges	546	—	546
Cash payments	(525)	(190)	(715)

Balance as of June 28, 2009	$21	$—	$21

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2011. Rent expense for the three months ended June 28, 2009 and June 29, 2008 was $0.3 million and $0.4 million, respectively. Rent expense for the six months ended June 28, 2009 and June 30, 2008 was $0.6 million and $0.7 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of June 28, 2009 under non-cancelable leases with original terms in excess of one year are $0.8 million for the remainder of 2009, $0.9 million in 2010 and $0.2 million in 2011.

Purchase Commitments

The Company has entered into four software license agreements that require aggregate payments of $5.4 million, to be paid as follows: $1.5 million during the remainder of 2009, $1.6 million in 2010, $1.6 million in 2011 and $0.7 million in 2012. As of June 28, 2009, the Company had $8.3 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, Ikanos filed motions to dismiss the amended complaint; plaintiffs opposed Ikanos’ motions, and a hearing on Ikanos’ motions was heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit and oral arguments were heard by the Court on June 18, 2009. The Court took the matter under submission at the end of the hearing. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Asia	$9,721	$19,342	$18,908	$36,136
Europe	9,879	9,226	19,586	20,614
North America	2,829	1,287	4,669	2,802

	$22,429	$29,855	$43,163	$59,552

The Company divides its products into two product families: Access and Gateway. Access includes products that carriers deploy in the central office or remote terminal while Gateway includes products that are deployed into the residence. Revenue by product family is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Access	$4,992	$16,710	$12,119	$33,055
Gateway	17,437	13,145	31,044	26,497

	$22,429	$29,855	$43,163	$59,552

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	June 28, 2009	December 28, 2008
United States	$3,823	$5,792
Asia	3,082	3,678
Other	97	127

	$7,002	$9,597

Note 10 – Acquisition of Broadband Access Product Line of Conexant and Investment by Tallwood

On April 21, 2009, the Company entered into an Asset Purchase Agreement (the “Asset Purchase Agreement”) with Conexant Systems, Inc. (“Conexant”), pursuant to which Ikanos has agreed to acquire Conexant’s Broadband Access Product Line (“BBA”), including product-related intellectual property, patents, fixed assets and inventory, for a total purchase price of $54.0 million in cash and the assumption of approximately $2.0 million in employee related liabilities. The purchase price of $54.0 million assumes $14.0 million of inventory (at book value) and will be adjusted (dollar for dollar) based on actual inventory received at closing.

In order to complete the BBA acquisition, the Company negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company agreed to sell to the Tallwood Investors (i) 24 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. In addition, the Company agreed to issue the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24 million shares of Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment. The BBA acquisition and Tallwood Investment are subject to shareholder approval and the vote is scheduled for August 21, 2009. If stockholder approval is obtained, both the BBA acquisition and the Tallwood Investment are scheduled to close on or shortly after August 21, 2009.

Assuming the exercise of the Warrants and the shares outstanding as of June 28, 2009, the Tallwood Investors would own 52% of the Company’s outstanding common stock post closing. However, through a stockholder agreement, the Tallwood Investors voting rights will be restricted initially to 35%.

The issuance of the securities (described above) to the Tallwood Investors will cause a change in ownership within the meaning of Code Section 382 and will likely limit the amount of net operating losses Ikanos can utilize to offset income in future tax years following an ownership change, which could adversely affect the Company’s liquidity, earnings per share and the trading price of the Company’s stock. The amount of such impact is indeterminable at this time.

In the second quarter of 2009, the Company incurred a total of $2.7 million in costs related to the equity and asset purchase transaction. The costs directly attributable to the sale of equity, amounting to approximately, $1.7 million have been deferred as issuance cost to be netted with the proceeds from the issuance at closing of the transaction. The costs directly attributable to the asset purchase amounting to approximately $1.0 million were expensed in the current period.

If the Tallwood Investment is approved and the BBA acquisition is consummated, the Company expects to incur incremental expenses totaling $2.7 million comprised of advisory fees of $2.0 million and reimbursable expenses to Tallwood Investors of up to $0.7 million. The Tallwood Investors reimbursable expenses will be charged to equity as an offset to the $42.0 million of proceeds. If the Tallwood Investment is not approved, the Company expects to incur incremental termination fees and other expenses totaling $3.7 million comprised of a termination fee of $2.0 million and reimbursable expenses of $0.2 million to the Tallwood Investors and a termination fee of $1.5 million to Conexant.

The following is a preliminary estimate of the assets to be acquired and the liabilities to be assumed by Ikanos in the acquisition, reconciled to the estimate of the consideration expected to be transferred as if the transaction occurred on March 29, 2009 (in thousands):

Book value of net assets acquired at March 29, 2009	$13,376
Adjusted for:
Elimination of existing goodwill	(1,000)

Adjusted book value of net assets acquired	12,376
Adjustments to:
Inventory(a)	5,151
Property and equipment(b)	800
Acquired intangibles(c)	36,555
Liabilities assumed(d)	(2,188)
Contingencies(e)	—
Gain on bargain purchase(f)	(3,615)

$49,079

a)	As of the effective date of the acquisition, inventories are required to be measured at fair value. This adjustment represents the step-up to reflect the estimated fair value of the acquired inventory based on the expected sales price of the inventory, less reasonable selling margin.
b)	As of the effective date of the acquisition, property and equipment is required to be measured at fair value, unless those assets are classified as held-for-sale on the acquisition date. This adjustment is to reflect the acquired property and equipment at the assets estimated replacement value. None of the property and equipment is expected to be classified as held-for-sale on the acquisition date.
c)	As of the effective date of the acquisition, identifiable intangible assets are required to be measured at fair value and these acquired assets could include assets that are not intended to be used or sold or that are intended to be used in a manner other than their highest and best use. For purposes of this preliminary estimate of the purchase price allocation, it is assumed that all assets will be used and that all assets will be used in a manner that represents the highest and best use of those assets.

Under the Hart-Scott-Rodino Act and other relevant laws and regulations, there are significant limitations regarding what Ikanos can learn about the specifics of BBA’s intangible assets. Obtaining the necessary information to complete the valuation of such intangible assets could take several months. As a result, the final determination of the values of such intangible assets will differ from these preliminary valuations and the differences could be material. As of the completion of the acquisition, Ikanos will update the preliminary valuation of the acquired intangible assets.

The identifiable intangible assets acquired are as follows (in thousands):

Acquired Intangible Assets:	Estimated Fair Value	Expected Useful Life
Existing technologies	$21,606	3 years
In process research and development	6,680	3 years
Customer relationships	7,149	4 years
Backlog	1,120	1 year

	$36,555

•	Existing technologies acquired primarily consists of BBA’s ADSL, VDSL, SHDSL and Packet Switch technologies.

•

Acquired in-process research and development relates to R&D projects that as of the acquisition date have not been completed. In-process research and development assets are initially recognized at fair value and are classified as indefinite-lived assets until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized into earnings; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for in-process research and development project, determination as to the useful life of the asset will be made; at that point in time, the asset would then be considered a finite-lived intangible asset and Ikanos would begin to amortize the asset into earnings.

•	Customer relationships consist of BBA’s contractual relationships and customer loyalty.

•	Backlog relates to BBA backlog as of the date of the acquisition.

d)	The expected liabilities assumed of $2.2 million consist primarily of employee related liabilities such as vacation.
e)	As of the effective date of the acquisition, except as specifically excluded, contingencies are required to be measured at fair value, if the acquisition-date fair value of the asset or liability arising from a contingency can be determined. Ikanos has currently not identified any pre-acquisition contingencies where a liability is probable and the amount of the liability can be reasonably estimated. If information becomes available prior to the end of the purchase price measurement period, which would indicate that a liability which existed at the acquisition date, is probable and the amount can be reasonably estimated, such items will be included in the purchase price allocation and result in a lower gain on bargain purchase.
f)	A gain on bargain purchase occurs when the fair value of net identified assets acquired and liabilities assumed exceed the consideration transferred as of the acquisition date. The preliminary estimate of assets acquired and liabilities assumed totals $52.7 million and exceeds the $49.1 million estimate of consideration expected to be transferred. Accordingly, an estimated gain on bargain purchase of $3.6 million has been presented. This is based on preliminary information, the actual results may vary depending upon the fair value of the assets acquired and liabilities assumed. There is a possibility that the Company may not have a bargain purchase at the close of the acquisition.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of ODMs, CMs and OEMs, who in turn sell our semiconductors as part of their solutions to carriers. We also sell to distributors, who in turn sell to ODMs, CMs and OEMs. We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $134.7 million in 2006, $107.5 million in 2007, $106.5 million in 2008 and $42.3 million in the first half of 2009.

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

On April 22, 2009, the Company announced the signing of a definitive agreement to purchase the Broadband Access Product Line of Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee related liabilities. Subject to customary closing conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009. In connection with this transaction, Tallwood Venture Capital has agreed to purchase 24.0 million shares of the Company’s common stock at $1.75 per share. Tallwood will also receive warrants to purchase an additional 7.8 million shares of common stock at $1.75. We believe the Broadband Access Product Line will provide us the scale to expand our product portfolio beyond DSL and to achieve profitability.

Critical Accounting Policies and Estimates

In preparing our condensed consolidated financial statements, we make assumptions, judgments and estimates that may have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 28, 2008, and have not changed materially as of June 28, 2009.

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

The effect of the economic downturn on currencies has also impacted our business. For example, the Korean won devalued greatly against the U.S. dollar in the third quarter of 2008, affecting the gross profit our OEM customers made on their products. In turn, they significantly reduced their orders to us. This situation has continued through the first six months of 2009.

Revenue decreased by $7.5 million, or 25%, to $22.4 million in the three months ended June 28, 2009 from $29.9 million in the three months ended June 29, 2008. Revenue decreased by $16.4 million, or 28%, to $43.2 million in the six months ended June 28, 2009 from $59.6 million in the six months ended June 29, 2008. The majority of the decrease for both the three and six months ended June 28, 2009 as compared to the same periods in the prior year relates to an approximate 22% and 30% decrease in units shipped, respectively. The reduction reflects continuing lower revenue from Korea and Japan, offset partially by an increase in Taiwan. Revenue from Korea was down as OEMs continued to reduce purchases due to the relative weakness of the value of the Korean Won against the U.S. dollar. Japanese revenue declines reflect the worldwide economic slowdown and a slower rate of capital investment in VDSL access.

We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more carriers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers each accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

		Three Months Ended		Six Months Ended
Our Direct Customer	OEM Customer	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Sagem	Sagem	22%	16%	30%	17%
Paltek Corporation	Sumitomo Electric Industries	17	26	12	23
NEC Corporation of America	NEC Corporation (Magnus)	13	26	18	22
Benchmark Electronics	Motorola	11	*	*	*
Alcatel-Lucent and its CMs	Alcatel-Lucent	*	12	*	16
Uniquest	Dasan, Millinet and Ubiquoss	*	10	*	11

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Asia	41%	65%	44%	61%
Europe	56	31	45	35
North America	3	4	11	4

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Revenue from Asia has decreased in absolute dollars and decreased as a percentage of total revenue for the three and six months ended June 28, 2009 as compared to the same periods in the prior year due to the decrease in volume. Revenue from Europe increased as a percentage of total revenue for the first three and six months of 2009 as compared to the prior year due to an increase in revenue in the second quarter as well as the decrease in Asian revenue.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Access	22%	56%	28%	56%
Gateway	78	44	72	44

The change in mix is primarily attributed to decreased sales of our Access products in Japan, Korea and Europe. Gateway improvement as a percentage of sales reflects more stable European sales.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	June 28, 2009	June 29, 2008	% Change	June 28, 2009	June 29, 2008	% Change
Cost of revenue	$13,139	$16,420	(20)%	$25,393	$34,053	(25)%
Research and development	9,591	11,571	(17)	18,454	23,234	(21)
Sales, general and administrative	6,042	6,270	(4)	11,680	12,140	(4)
Restructuring charges	279	—	nm	546	—	nm

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	June 28, 2009	June 29, 2008	June 28, 2009	June 29, 2008
Cost of revenue	59%	55%	59%	57%
Research and development	43	39	43	39
Sales, general and administrative	27	21	27	20
Restructuring charges	1	—	1	—

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

Cost of revenue decreased to $13.1 million for the three months ended June 28, 2009 as compared to $16.4 million for the three months ended June 29, 2008. Cost of revenue decreased to $25.4 million for the six months ended June 28, 2009 as compared to $34.1 million for the six months ended June 29, 2008. The reduction in cost of revenue for both the three and six month periods ended June 28, 2009 compared to the same period last year is directly attributable to our reduced sales volume. Our gross margins were 41% for the three months ended June 28, 2009 as compared to 45% for the year ago period. Our gross margins were 41% for the six months ended June 28, 2009 as compared to 43% for the year ago period. For both the three and six months ended June 28, 2009, the decrease in gross margins was mainly attributable to product mix as Japanese sales, whose margins are generally higher, declined as a percent of total sales while European sales, whose margins are generally lower, increased as a percent of total sales.

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

R&D expenses decreased $2.0 million, or 17%, to $9.6 million for the three months ended June 28, 2009 as compared to $11.6 million for the three months ended June 29, 2008. The change was primarily attributed to a decrease in personnel costs of $0.9 million, a decrease in stock based compensation of $0.8 million, a decline in depreciation and intangible amortization of $0.5 million and general cost reductions of $1.4 million. These were partially offset by higher tape out cost of $1.6 million.

R&D expenses decreased $4.8 million, or 21%, to $18.5 million for the six months ended June 28, 2009 as compared to $23.2 million for the six months ended June 29, 2008. The change was primarily attributed to a decrease in personnel costs of $1.2 million, a decrease in stock based compensation $1.6 million, a reduction in depreciation and intangible amortization costs of $1.1 million and other general cost reductions of $1.7 million. These were partially offset by higher design and tapeout costs of $0.8 million.

The majority of our R&D personnel are located in the United States or India. As of June 28, 2009, we had 137 people engaged in research and development of whom 65 were located in India and 63 were located in the United States. As of June 29, 2008, we had 189 people engaged in research and development of whom 101 were located in India and 78 were located in North America. Furthermore, the headcount reduction related to our restructuring activities (discussed below) took place later in the first quarter of 2009.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses decreased by $0.2 million for the three months ended June 28, 2009, or 4%, to $6.0 million as compared to $6.3 million for the three months ended June 29, 2008. The decrease is primarily attributed to decreases of $0.3 million in personnel costs, of $0.4 million in stock based compensation and $0.4 million in amortization of intangible assets offset by costs of $0.9 million related to the proposed Broadband Access acquisition.

SG&A expenses decreased by $0.5 million for the six months ended June 28, 2009, or 4%, to $11.7 million as compared to $12.1 million for the six months ended June 29, 2008. The decrease is primarily attributed to decreases of $0.4 million in personnel costs, $0.9 million in stock based compensation and $0.5 million in amortization of intangible assets offset by costs of $1.4 million related to the proposed Broadband Access acquisition.

As of June 28, 2009, SG&A headcount was 71 compared to 87 at June 29, 2008.

Restructuring

During the first quarter of 2009, we implemented a restructuring plan to combine design centers in India and to reduce its cost structure in North America. Restructuring charges of $0.3 million related to the termination of 23 persons, 12 of whom were located in India and 11 in the United States. In addition, we relocated our remaining personnel and equipment from Hyderabad, India to Bangalore, India during the second quarter of 2009. In the second quarter we incurred additional costs of $0.2 million related to this relocation.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income was $0.2 million for the three months ended June 28, 2009 as compared to $0.5 million for the three months ended June 29, 2008. The decrease was due to lower investment balances and lower interest rates. Interest income, net decreased to $0.5 million for the six months ended June 28, 2009 as compared to $1.2 million for the six months ended June 29, 2008. The decrease was due to a realized loss on the sale of an investment, lower balance of cash and investments and a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The Company maintains a full valuation allowance for its tax assets as a result of recurring losses. The provision for income taxes was immaterial for the three and six month periods ended June 28, 2009 and June 29, 2008, respectively.

Net Loss

As a result of the above factors, we had a net loss of $6.4 million for the three months ended June 28, 2009 compared to a net loss of $4.0 million for the three months ended June 29, 2008. We had a net loss of $12.5 million for the six months ended June 28, 2009 compared to a net loss of $8.8 million for the six months ended June 29, 2008.

Liquidity and Capital Resources

Year-to-date, cash and investments decreased by $3.8 million to $60.6 million as of June 28, 2009 versus $64.4 million as of December 28, 2008.

As of June 28, 2009, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have used, and intend to continue to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Conditioned on the closing of the Broadband Access Product Line purchase, Tallwood Venture Capital has agreed to purchase 24.0 million shares of the Company’s common stock at $1.75 per share for a total of $42.0 million. Tallwood will also receive warrants to purchase an additional 7.8 million shares of common stock at $1.75 per share. The purchase price of the Broadband Access Product Line is $54.0 million including product related intellectual property, patents, fixed assets and inventory as well as the assumption of approximately $2.0 million in employee related liabilities.

The following table summarizes our statement of cash flows for the six months ended June 28, 2009 and June 29, 2008 (in millions):

	2009	2008
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$27.2	$65.1
Net cash provided (used) by operating activities	(3.6)	3.9
Net cash provided (used) by investing activities	12.3	(23.0)
Net cash provided (used) by financing activities	0.1	(4.5)

Cash and cash equivalents - end of period	$36.0	$41.5

Operating Activities

For the six months ended June 28, 2009, we used $3.6 million of net cash in operating activities, while incurring a net loss of $12.5 million. Included in the net loss was approximately $7.8 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $3.5 million and inventory of $1.6 million. Prepaid and other assets increased by $1.6 million while accounts payable and accrued liabilities fell by $2.4 million.

For the six months ended June 29, 2008, we generated $3.9 million in net cash from operating activities, while incurring a net loss of $8.8 million. Included in the net loss was approximately $12.7 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows also benefited from a decrease in inventory of $2.9 million and a decrease in accounts receivable of $2.0 million. The decrease in inventory was primarily due to the timing of inventory receipts and shipments. The decrease in accounts receivable was primarily due to more linearity of sales during the most recent quarter ended June 29, 2008 as compared to the same quarter in the prior year. These sources of operating cash flows were offset primarily by a decrease in accounts payable and accrued liabilities of $4.4 million. The decrease in accounts payable and accrued liabilities was primarily due to a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

Investing Activities

Investing activities provided $12.3 million for the six months ended June 28, 2009, primarily consisting of the sales of short-term investments of $19.1 million offset by purchases of short term investments amounting to $6.6 million. We used net cash in investing activities of $23.0 million for the six months ended June 28, 2008, primarily in the Centillium DSL acquisition totaling $11.9 million and from the net purchase of short-term investments totaling $10.5 million

We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. We have used cash to acquire businesses and technologies that enhance and expand our product offering and, we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

On April 22, 2009, the Company announced the signing of a definitive agreement to purchase the Broadband Access product line of Conexant Systems, Inc. for $54.0 million in cash and the assumption of certain employee related liabilities. Subject to certain conditions, including stockholder and regulatory approvals, the transaction is expected to be completed in the third quarter of 2009.

Financing Activities

Our financing activities provided $0.1 million for the six months ended June 28, 2009 primarily resulting from the exercise of employee stock options. We used cash in financing activities totaling $4.5 million for the six months ended June 29, 2008. We purchased approximately 1.6 million shares of our Company stock for $5.2 million, retiring 1.0 million shares and holding 0.6 million shares as treasury stock. These purchases were offset by $0.7 million in cash provided from employees’ exercising stock options.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including the requirements after closing of the current Ikanos business combined with the Conexant broadband access products business, our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of June 28, 2009, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2009	2010 and Thereafter
Operating lease payments	$1.9	$0.8	$1.1
Software	5.4	1.5	3.9
Inventory purchase obligations	8.3	8.3	—

	$15.6	$10.6	$5.0

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

As described in Note 10 – Acquisition of Broadband Access Product Line of Conexant and Investment by Tallwood Venture Capital in the notes to our financial statements, we have a stockholder meeting scheduled on August 21, 2009 to vote on, among other things, the Tallwood Investment, the proceeds of which will be used to fund the BBA acquisition. Assuming the exercise of the Warrants and the shares outstanding as of June 28, 2009, the Tallwood Investors would own 52% of the Company’s outstanding common stock post closing. However, through a stockholder agreement, the Tallwood Investors voting rights will be restricted initially to 35%. If the Tallwood Investment is approved and we close the BBA acquisition, we expect to incur incremental expenses totaling $2.7 million comprised of advisory fees of $2.0 million and reimbursable expenses of $0.7 million to the Tallwood Investors. The reimbursable expenses will be charged to equity as an offset to the $42.0 million of proceeds. If the Tallwood Investment is not approved, we expect to incur termination fees and other expenses totaling $3.7 million comprised of a termination fee of $2.0 million and reimbursable expenses of $0.2 million to the Tallwood Investors and a termination fee of $1.5 million to Conexant.

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed in Note 1 to our Condensed Consolidated Financial Statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of June 28, 2009, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objectives of our investment activities are to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments consist primarily of U.S. government notes and bonds, auction rate securities and commercial paper. All investments are carried at market value.

As of June 28, 2009, we had cash, cash equivalents and investments totaling $60.6 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.1 million.

Investment Risk

Our marketable securities portfolio as of June 28, 2009 was $52.8 million and approximately 2.0% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over 12 months. Based on an analysis of impairment factors, we recorded an other-than-temporary impairment loss of approximately $6.2 million during the third quarter of 2008 related to these auction rate securities. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. These investments have maturities from 2025 to 2050.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the three months ended June 28, 2009 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed a motion to dismiss the amended complaint, plaintiffs opposed the motion, and on March 10, 2008, the District Court ordered the case dismissed with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit, and oral arguments were heard by the Court on June 18, 2009. The Court took the matter under submission at the end of the hearing. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Risks Related to Ikanos’ Customers and Markets

Ikanos’ quarterly operating results, including revenue and expense levels, have fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication service providers’ capital spending cycles, the design win process as well as other factors. As a result, Ikanos may fail to meet or exceed its forecasts or the expectations of securities analysts or investors, which could cause the market price of Ikanos Common Stock to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. As was widely reported in the first half of this decade, the telecommunications industry experienced, and may again experience, a pronounced downturn. These downturns are characterized by decreases in product demand and excess inventories held by Ikanos’ customers, OEMs, and their customers, the telecommunications service providers (also called “service providers”). To respond to these downturns, many service providers slow their capital expenditures, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice.

Quarterly fluctuations in revenue are characteristic of Ikanos’ industry. And given the concentration of Ikanos’ revenue among a few significant customers and given their buying patterns, Ikanos has experienced, and are likely to experience again, significant quarterly fluctuations of revenue. In the first quarter of 2005 and our fourth quarter of 2006, Ikanos experienced quarter-over-quarter revenue declines of 33% and 43%, respectively, over the prior quarters. After three quarters of relatively flat revenue results, Ikanos’ revenue for the third quarter of 2008 declined by $5.7 million, or 19%, compared to the second quarter of 2008. Revenue decreased by $16.4 million, or 28%, to $43.2 million for the six months ended June 28, 2009 from $59.6 million for the six months ended June 29, 2008.

Ikanos wins supply relationships by working with OEMs and service providers to have its semiconductors designed into systems that will be deployed by service providers over multiple quarters. At any given time, as is currently the case, Ikanos is competing for one or more of these design wins. If Ikanos is not successful in obtaining these design wins, its revenue results would be negatively affected. Even when Ikanos is designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. Ikanos is aware of such deployment delays currently occurring with a service provider in Japan.

The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect Ikanos’ ability to ship products. Accordingly, Ikanos’ operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of Ikanos Common Stock to decline.

In addition, Ikanos’ expenses are also subject to quarterly fluctuations resulting from factors including the costs related to new product releases. If Ikanos’ operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of Ikanos Common Stock may decline. Fluctuations in Ikanos’ operating results may be due to a number of factors, including, but not limited to, changes in the mix of products it develops, acquires and sells as well as those identified throughout this Risk Factors section. As a result, quarter to quarter comparisons of Ikanos’ operating results should not be relied on as an indicator of future performance.

The ongoing worldwide recession could dampen demand for services based upon Ikanos’ products.

Ikanos’ business is not directly tied to the reported causes of the on-going downturn in the financial markets. However, Ikanos believes that consumer-targeted broadband services, which are deployed using Ikanos’ technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economic situation, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing Ikanos’ products. Accordingly, the OEMs’ demand for Ikanos’ products could drop further, potentially having a materially negative effect on Ikanos’ revenue.

Ikanos has a history of losses, and future losses may cause the market price of Ikanos Common Stock to decline. Ikanos may not be able to reduce its expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since its inception, Ikanos has only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, Ikanos incurred significant net losses, and Ikanos incurred losses in the past fourteen quarters. Beginning in 2006, accounting rules required Ikanos to report stock-based compensation as an expense, which has comprised a substantial portion of its quarterly and annual losses, as reported on a GAAP basis. Ikanos incurred a net loss of $6.4 million and $12.5 million for the three and six months ended June 28, 2009, respectively, and has an accumulated deficit of $196.3 million as of June 28, 2009. To achieve profitability again, Ikanos will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Because many of its expenses are fixed in the short term, or are incurred in advance of anticipated sales, Ikanos may not be able to continue to hold down its costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as Ikanos experienced in the fourth quarter of 2006. Ikanos may not be able to achieve profitability again and, even if it were able to attain profitability again, Ikanos may not be able to sustain profitability on a quarterly or an annual basis in the future.

The general tightening of the credit market could potentially limit Ikanos’ access to financial resources.

If Ikanos continues to operate at a loss and the cash on its balance sheet continues to decline, there is a possibility Ikanos could have to seek out and evaluate alternative sources of financing in order to fund operations. Historically, Ikanos has not had to use debt financing to operate the business. If that situation were to change, Ikanos believes it would be very difficult to borrow funds on terms favorable to it, if at all, due to the extremely limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact Ikanos’ business. Even if Ikanos were able to secure debt financing, the terms could be unfavorable to Ikanos, and Ikanos may be subject to various restrictive covenants, which could limit Ikanos’ ability to operate its business.

Ikanos’ success is dependent upon achieving design wins into commercially successful OEM and ODM systems.

Ikanos’ products are generally incorporated into its OEM and ODM customers’ systems at the design stage. As a result, Ikanos relies on OEMs to select its products to be designed into their systems, which Ikanos refers to as a “design win.” Ikanos often incurs significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select its product for design into its own system. Additionally, in some instances, Ikanos is dependent on third parties to obtain or provide information that it needs to achieve a design win. Some of these third parties may not supply this information to Ikanos on a timely basis, if at all. Furthermore, even if an OEM designs one of Ikanos’ products into its system offering, Ikanos cannot be assured that its equipment will be commercially successful or that it will receive any orders and, accordingly, revenue as a result of that design win. Ikanos’ OEM customers are typically not obligated to purchase Ikanos’ products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If Ikanos is unable to achieve design wins or if Ikanos’ OEM customers’ systems incorporating Ikanos’ products are not commercially successful, Ikanos’ revenue would suffer.

If demand for Ikanos’ semiconductor products declines or does not grow, Ikanos will be unable to increase or sustain its revenue, and its operating results will be harmed.

Ikanos currently expects the semiconductor products it has already announced, along with the product lines that Ikanos is acquiring from Conexant Systems, to account for substantially all of its revenue for the foreseeable future. If Ikanos is unable to develop new products or to successfully integrate acquired products and technology to meet its customers’ demand in a timely manner, if demand for its semiconductors declines or fails to grow, or if the DSL, GPON or network processor markets do not materialize as expected, it would harm Ikanos’ business. In addition to being affected by global macroeconomic factors, the markets for Ikanos’ products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If Ikanos or its OEM customers are unable to manage product transitions in a timely and cost-effective manner, Ikanos’ revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase Ikanos’ cost of revenue and adversely affect its operating performance.

The average selling prices and gross margins of certain of Ikanos’ products are subject to declines, which may harm its revenue and profitability.

Ikanos’ products are subject to rapid declines in average selling prices due to competitive pressures, including lowering average selling prices in order to maintain or increase market share. Ikanos has lowered its prices significantly at times to gain or maintain market share, and Ikanos expects that it will reduce prices again in the future. Offering reduced prices to one customer could likely impact Ikanos’ average selling prices to all customers. In addition, Ikanos has not been able to reduce its costs of goods sold as rapidly as its prices have declined. Ikanos’ financial results will suffer if it is unable to maintain or increase pricing, or is unable to offset any future reductions in Ikanos’ average selling prices by increasing its sales volumes, by reducing its manufacturing costs or by developing new or enhanced products that command higher prices or better gross margins on a timely basis.

Ikanos’ products typically have lengthy sales cycles, which may cause its operating results to fluctuate and result in volatility in the market price of Ikanos Common Stock. An OEM customer or a service provider may decide to cancel, delay or change its product plans, which could cause Ikanos to lose or delay anticipated sales.

After Ikanos has delivered a product to an OEM customer, the OEM will usually test and evaluate the product with its service provider customer prior to the OEM completing the design of its own equipment that will incorporate the product. Ikanos’ OEM customers and the service providers may take several months to test, evaluate and adopt the product and several additional months to begin volume production of equipment that incorporates the product. This entire process can take from six months to over a year to complete. Due to this lengthy sales cycle, Ikanos may experience significant delays from the time it increases its operating expenses and makes investments in inventory until the time that it generates revenue from these products. It is possible that Ikanos may never generate any revenue from these products after incurring these expenditures and investments. Even if an OEM customer selects an Ikanos product to incorporate into its equipment, Ikanos has no assurances that the customer will ultimately market and sell its equipment or that such efforts by the customer will be successful. The delays inherent in Ikanos’ lengthy sales cycle increases the risk that an OEM customer or service provider will decide to cancel or change its product plans. From time to time, Ikanos has experienced changes and cancellations in the purchase plans of its OEM customers. A cancellation or change in plans by an OEM customer or service provider could cause Ikanos to not achieve anticipated revenue and result in volatility of the market price of Ikanos Common Stock. In addition, Ikanos’ anticipated sales could be lost or substantially reduced if a significant OEM customer or service provider reduces or delays orders during Ikanos’ sales cycle or chooses not to release equipment that contains Ikanos’ products.

Ikanos’ product sales mix is subject to frequent and unexpected changes, which may impact its revenue and margin.

Ikanos’ product margins vary widely by product. As a result, a change in the sales mix of Ikanos’ products could have an impact on the forecasted revenue and margins for the quarter. Ikanos’ modem only products within the Gateway product family generally have lower margins as compared to its Access product family. Furthermore, the product margins within Ikanos’ Access product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While Ikanos makes estimates of what it believes the product mix will be in a given quarter, actual results can be materially different than its estimates.

Because Ikanos depends on a few significant customers for a substantial portion of its revenue, the loss of any of its key customers, its inability to continue to sell existing and new products to its key customers in significant quantities or its failure to attract new significant customers could adversely impact its revenue and harm its business.

Ikanos derives a substantial portion of its revenue from sales to a relatively small number of customers. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect Ikanos’ financial condition and results of operations.

The following customers accounted for more than 10% of Ikanos’ revenue for any one of the periods indicated. We have indicated the OEM customer based on information that we receive at the time of ordering.

Direct Customer	OEM Customer	Year Ended December 30, 2007	Year Ended December 28, 2008	Six Months Ended June 28, 2009
Sagem	Sagem	20%	21%	30%
NEC Corporation	NEC Corporation	29	25	18
Paltek Corporation	Sumitomo Electric Industries	*	23	12
Alcatel-Lucent and its CMs(a)	Alcatel-Lucent	*	11	*
Altima Corporation	Sumitomo Electric Industries	12	*	*
Uniquest	Dasan, Millinet and Ubiquoss	11	*	*

*	Less than 10%
(a)	Alcatel and Lucent Technologies, subsequent to their 2007 merger, accounted for a combined 10% of Ikanos’ revenue in 2007.

A small group of OEM customers historically has accounted for a substantial portion of Ikanos’ revenue; the composition of this group has varied, and Ikanos expects that it will continue to vary, over time. Further, Ikanos expects that this small group of customers will continue to account for a substantial portion of its revenue for the foreseeable future. Accordingly, Ikanos’ future operating results will continue to depend on the success of its largest OEM customers and on its ability to sell existing and new products to these customers in significant quantities. Demand for Ikanos’ semiconductor products is based on service provider demand for its OEM customers’ systems products. Accordingly, a reduction in growth of service provider deployment of product that uses Ikanos’ semiconductors would adversely affect its product sales and business.

In addition, Ikanos’ relationships with some of its larger OEM customers may also deter other potential customers who compete with these customers from buying Ikanos’ products. To attract new customers or retain existing OEM customers, Ikanos has offered and may continue to offer certain customers favorable prices on its products. If these prices are lower than the prices paid by other existing OEM customers, Ikanos may have to offer the same lower prices to certain of these customers. In that event, Ikanos’ average selling prices would decline. The loss of a key customer, a reduction in sales to any major customer, or Ikanos’ inability to attract new significant customers in the absence of any offsetting sales would harm its business.

Ikanos has historically derived a substantial amount of its revenue from Japan and Korea and a majority of its network processing revenue comes from a single customer in France. If Ikanos fails to further diversify the geographic sources and customer base of its revenue in the future, its operating results could be harmed.

A substantial portion of Ikanos’ revenue is derived from sales into Japan, Korea and France, and its revenue has been heavily dependent on market growth in these countries. As a result, Ikanos’ sales are subject to economic downturns, decrease in demand and overall negative market conditions in a very few number of specific economies. For instance, a slowdown in growth of fiber extension over copper and broadband over copper subscribers in Asia has caused Ikanos’ revenue in that market to decline, and may prevent that revenue stream from returning to historical levels. While part of its strategy is to continue to diversify the geographic sources and customer base of its revenue, Ikanos’ failure to successfully penetrate markets other than those served by its existing customers, and diversify its customer base could harm its business and operating results.

In the past year, Ikanos has experienced a turnover in several senior management positions, and may be unable to attract, retain and motivate key senior management and technical personnel, which could harm its development of technology and ability to be competitive.

In July 2008, our Chief Executive Officer, Michael Gulett, who has been a member of Ikanos’ Board of Directors for five years, assumed his current role with Ikanos. Ikanos also recently hired a new Vice President of Software Engineering in August 2008 and a new Vice President of Operations in April 2009. Further, as required, Ikanos seeks out highly-qualified candidates to fill positions throughout its business. Ikanos will continue to examine ways to improve its processes, productivity and results.

Ikanos’ future success depends to a significant extent upon the continued service of its senior executives and key technical personnel as well as the integration of new senior executives. Ikanos does not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact Ikanos’ customer relationships, employee morale, its ability to operate in compliance with existing internal controls and regulations and harm its business.

Furthermore, Ikanos’ future success depends on its ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Restricted stock units and stock options generally comprise a significant portion of Ikanos’ compensation packages for all employees, and as long as the price of Ikanos Common Stock remains depressed it may make it more difficult for Ikanos to attract and retain key employees, which could harm its ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. Ikanos has periodically reduced or reorganized its staff in response to business conditions. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect Ikanos’ ability to deliver its products in a timely fashion and otherwise negatively affect its business.

Because of the rapid technological development in Ikanos’ industry and the intense competition it faces, Ikanos products tend to become outmoded or obsolete in a relatively short period of time, which requires it to provide frequent updates and/or replacements to existing products. If Ikanos does not successfully manage the transition process to next generation semiconductor products, its operating results may be harmed.

Ikanos’ industry is characterized by rapid technological innovation and intense competition. Accordingly, Ikanos’ success depends in part on its ability to develop next generation semiconductor products in a timely and cost-effective manner. The development of new semiconductor products is expensive, complex and time consuming. If Ikanos does not rapidly develop its next generation semiconductor products ahead of its competitors, Ikanos may lose both existing and potential customers to competitors. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, Ikanos’ products would no longer be competitive. Conversely, even if Ikanos is successful in rapidly developing new semiconductor products ahead of competitors and Ikanos does not cost-effectively manage its inventory levels of existing products when making the transition to the new semiconductor products, Ikanos’ financial results could be negatively affected by high levels of obsolete inventory. If any of the foregoing were to occur, then Ikanos’ operating results would be harmed.

Risks Related to Conexant and Tallwood Transactions

Tallwood Investors may exercise significant influence over Ikanos, including through its ability to elect three of seven members of Ikanos’ Board of Directors.

When the transactions contemplated by the Securities Purchase Agreement are completed, the Securities owned by the Tallwood Investors will represent approximately 45% of the outstanding shares of Ikanos Common Stock (excluding the exercise of the Warrants). Assuming the full exercise of the Warrants, the Securities owned by the Tallwood Investors will represent 52% of the outstanding shares of Ikanos Common Stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of the outstanding Common Stock of Ikanos in the same proportion as the votes cast by all the other Ikanos stockholders. Subject to certain exceptions, the Tallwood Investors will be permitted under the terms of the Stockholder Agreement to maintain their ownership interest in Ikanos in subsequent equity offerings by Ikanos. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of Ikanos’ stockholders. The Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors will designate three out of seven directors to Ikanos’ Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Ikanos Common Stock. As a result, the directors elected to Ikanos’ Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by Ikanos’ Board of Directors. The Stockholder Agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our Common Stock. The Tallwood Investors may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

The transactions contemplated by the Securities Purchase Agreement, including the Certificate of Amendment, could have a substantial dilutive effect on Ikanos Common Stock, which may adversely affect the market price of Ikanos Common Stock.

When the transactions contemplated by the Securities Purchase Agreement are completed, there will be an additional 24,000,000 shares of Ikanos Common Stock as well as an additional 7,800,000 shares of Ikanos Common Stock issuable upon exercise of the Warrants, which will be entitled to participate with respect to any dividends or other distributions paid on Ikanos Common Stock. When the transactions contemplated by the Securities Purchase Agreement are completed, the Securities held by Tallwood will represent approximately 45% of the outstanding shares of Ikanos Common Stock (excluding the exercise of the Warrants). Upon exercise of the Warrants, the Securities held by Tallwood will represent approximately 52% of the outstanding shares of Ikanos Common Stock, assuming the Warrants are exercised on the date of the issuance of the Securities to the Tallwood Investors.

Also, if the Certificate of Amendment is approved by Ikanos’ stockholders at the special meeting, there will be additional authorized shares of Ikanos Common Stock, which, if subsequently issued, could have a further dilutive effect on outstanding Ikanos Common Stock.

The market price of Ikanos Common Stock may decline as a result of the issuance of the Securities to the Tallwood Investors pursuant to the Securities Purchase Agreement.

We are unable to predict the potential effects of the issuance of the Securities to the Tallwood Investors pursuant to the Securities Purchase Agreement on the trading activity and market price of Ikanos Common Stock. Pursuant to the Stockholder Agreement, we have granted the Tallwood Investors and their permitted transferees registration rights for the resale of the shares of Ikanos Common Stock and shares of Ikanos Common Stock underlying the Warrants, in each case, included in the Securities. These registration rights would facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Ikanos Common Stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of Ikanos Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Ikanos Common Stock.

If the transactions contemplated by Asset Purchase Agreement and the Securities Purchase Agreement are not completed, Ikanos’ stock price and future business and operations could be harmed.

Ikanos’ and Conexant’s obligations to complete the sale of the assets of the Broadband Access Product Line to Ikanos and Ikanos’ and the Tallwood Investors’ obligations to complete the issuance of the Securities are subject to conditions, many of which are beyond the control of the parties. If the transactions are not completed for any reason, Ikanos may be subject to a number of material risks, including the following:

•	Ikanos may be required under certain circumstances to pay a termination fee of $2,000,000 and/or to reimburse certain of the Tallwood Investors’ expenses up to a maximum amount of $1,750,000;

•	Ikanos may be required under certain circumstances to reimburse certain of Conexant’s expenses up to $1,500,000;

•	the price of Ikanos Common Stock may decline;

•	Ikanos may be subject to litigation related to the failure to complete the transactions, which could require substantial time and resources to resolve;

•	costs related to the transactions, such as financial advisory, legal, accounting, proxy solicitation and printing fees, must be paid even if the transactions are not completed;

•

matters relating to the transactions (including integration planning) require substantial commitment of time and resources by Ikanos management, which could otherwise have been devoted to other opportunities that may have been beneficial to Ikanos;

•	Ikanos may not be able to realize the expected benefits and synergies of the acquisition of the assets of the Broadband Access Product Line of Conexant; and

•

if the transactions are not completed, Ikanos may be unable to find a partner willing to engage in similar transactions on terms as favorable as those set forth in the Asset Purchase Agreement and the Securities Purchase Agreement, or at all.

Certain elements of the transactions contemplated by the Securities Purchase Agreement may discourage other parties from trying to acquire Ikanos.

While the Securities Purchase Agreement is in effect, subject to limited exceptions, Ikanos is prohibited from soliciting, initiating or encouraging any inquiries or proposals that may lead to a proposal or offer for a merger or other business combination transaction other than the transactions contemplated by the Securities Purchase Agreement. In addition, pursuant to the Securities Purchase Agreement, if Ikanos’ Board of Directors terminates the Securities Purchase Agreement to accept an alternative transaction proposal, if Ikanos’ Board of Directors changes its recommendation of the proposal to approve the issuance of the Securities in response to an alternative transaction proposal or, if Ikanos’ stockholders fail to approve the proposal to approve the issuance of the Securities or the proposal to approve the Certificate of Amendment, Ikanos may be obligated to pay a termination fee of $2,000,000 and/or to reimburse certain of the Tallwood Investors’ expenses up to a maximum amount of $1,750,000. These amounts could, under certain circumstances, be in addition to up to $1,500,000 that would be payable by Ikanos to Conexant if the Asset Purchase Agreement were also terminated. These provisions, alone or in combination, could discourage other parties from trying to acquire Ikanos even though those other parties might be willing to offer greater value to Ikanos’ stockholders than that offered by the transactions contemplated by the Securities Purchase Agreement.

In addition, after the completion of the transactions contemplated by the Securities Purchase Agreement, the ownership position and governance rights of the Tallwood Investors could discourage a third party from proposing a change of control or other strategic transaction concerning Ikanos.

Some of Ikanos’ directors and executive officers may have interests in the transactions contemplated by the Securities Purchase Agreement that may differ from the interests of Ikanos’ stockholders.

When considering Ikanos’ Board of Directors’ recommendation to vote in favor of the proposals presented in the proxy statement dated July 1, 2009, you should be aware that Ikanos’ directors may have interests in the transactions contemplated by the Securities Purchase Agreement that may be different from, or in addition to, your interests. In particular, in connection with the Securities Purchase Agreement and the Stockholder Agreement, it is contemplated that Frederick Lax, Michael Gulett, Danial Faizullabhoy and Paul Hansen will continue as directors of Ikanos’ Board of Directors following the consummation of the transactions contemplated by the Securities Purchase Agreement. Also, such interests include the fact that the transactions contemplated by the Securities Purchase Agreement, in combination with other events, may trigger the change of control provisions in certain employment agreements and equity award agreements entered into with certain directors and executive officers, which may entitle such directors and executive officers to monetary payments and acceleration of benefits. See “Proposal No. 1–Issuance of Securities to the Tallwood Investors–Interests of Ikanos’ Executive Officers and Directors in the Transaction.”

Holders of Ikanos Common Stock will not be entitled to elect a certain number of directors of Ikanos following the completion of the transactions contemplated by the Securities Purchase Agreement.

If the transactions contemplated by the Securities Purchase Agreement are completed, the holder of the Voting Share, Tallwood III Partners, L.P., will have the right to designate three members out of seven members to Ikanos’ Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Ikanos Common Stock. The Tallwood Investors will be able to exert significant influence over Ikanos and may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

Benefits anticipated from acquiring the Broadband Access Product Line from Conexant Systems may not occur if we are not successful in achieving the synergies expected from integrating the sales, operations and engineering functions of the two businesses.

We expect to realize a number of important synergies when we integrate the Broadband Access Product Line with Ikanos’ existing business. We expect the combined revenue to more than double our current revenue levels, on a quarterly and annual basis. We also anticipate gross margin synergies of $4 million to $6 million annually, due to greater wafer volume, and thus lower pricing, at one of our foundries as well as other supply chain consolidations. Additionally, based upon planned reductions in the headcount, elimination of duplicate overhead and general and administrative costs in the combined business, we currently plan to reduce overall operating expenses. These synergies are expected to result in the combined company being profitable within the first year after the transaction is closed. However, our anticipated revenues could be negatively affected by lower-than-expected order rates from our key customers and increased pricing pressure from our larger competitors. It could also take longer than now scheduled for us to reduce headcount to the levels in our plan. With respect to cost savings from outside vendors including our foundries and packaging subcontractors, those savings are dependent upon negotiations which have not yet been completed, and may not result in the savings on which our future profitability estimates are based. Furthermore, the Broadband Access Product Line may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

Ikanos may not be able to realize all the benefits of the acquisition of the assets of the Broadband Access Product Line of Conexant.

The acquisition by Ikanos of the assets of the Broadband Access Product Line of Conexant using the proceeds from the sale of the Securities to the Tallwood Investors involves the integration of two businesses that previously operated independently. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses will present a significant challenge to management. Ikanos cannot assure that it will be able to integrate and manage these operations effectively. The failure to successfully integrate in a timely manner, or at all, could have an adverse effect on the results of operations and financial condition of Ikanos. The difficulties of combining Ikanos with the assets of the Broadband Access Product Line of Conexant include:

•	the necessity of coordinating geographically separated organizations;

•	implementing common systems and controls;

•	integrating personnel with diverse business backgrounds;

•	the challenges in developing new products and services that optimizes the assets and resources of the two businesses;

•	integrating the businesses’ technology and products;

•	combining different corporate cultures;

•	unanticipated expenses related to integration, including technical and operational integration;

•	retaining key employees; and

•	retaining and maintaining relationships with existing customers, distributors and other partners.

Also, the process of integrating operations could cause an interruption of, or loss of momentum in, the activities of one or more of Ikanos and the Broadband Access Product Line of Conexant. The diversion of management’s attention and any delays or difficulties encountered in connection with the transactions contemplated by the Asset Purchase Agreement and the integration of the operations could have an adverse effect on the business and results of operations of Ikanos.

The Tallwood Investors’ investment in Ikanos will likely result in an “ownership change” under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code.

Under Section 382 of the Code, a corporate taxpayer’s ability to utilize its net operating losses may be limited if it undergoes an “ownership change.” The issuance of the Securities to the Tallwood Investors will cause a change in ownership within the meaning of Code Section 382 and may likely limit the amount of net operating losses Ikanos can utilize to offset income in future tax years following an ownership change, which could adversely affect our liquidity, earnings per share and the trading price of our stock. The amount of the limitation to net operating losses is undetermined at this time.

Risks Related to Ikanos’ Operations and Technology

Ikanos relies on third-party technologies for the development of its products, and its inability to use such technologies in the future would harm its ability to remain competitive.

Ikanos relies on third parties for technologies that are integrated into some of its products, including its memory cells, input/output cells, hardware interfaces and core processor logic. If Ikanos is unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, Ikanos may not be able to secure alternatives in a timely manner and its ability to remain competitive would be harmed. For instance, Ikanos has experienced on-going issues with the intellectual property acquired from one of its vendors for one of its products. Ikanos has worked with the vendor as well as with customers who purchase this product to identify process and design improvements that will ultimately resolve these issues. While Ikanos has not experienced material warranty costs in any period as a result of the issues related to this intellectual property, there can be no assurance that it will not in the future experience material damages from this or other licensed intellectual property. Failure to use the technologies Ikanos has purchased could also result in unfavorable impairment costs. In addition, if Ikanos is unable to successfully license technology from third parties to develop future products, it may not be able to develop such products in a timely manner or at all.

Ikanos is a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test each of its products, and its failure to secure and maintain sufficient capacity with these subcontractors, or if a subcontractor ceases operations, or other such developments could impair Ikanos’ relationships with customers and decrease sales, which would negatively impact its market share and operating results.

Ikanos is a fabless semiconductor company in that it does not own or operate a fabrication or manufacturing facility. Currently, seven wafer foundries and three outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan, and the United States manufacture, assemble and test all of Ikanos’ semiconductor devices in current production. While Ikanos works with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, Ikanos is greatly dependent on a limited number of suppliers to deliver quality products on time.

In past periods of high demand in the semiconductor market, Ikanos has experienced delays in meeting its capacity demand and as a result was unable to deliver products to its customers on a timely basis. In addition, Ikanos has experienced similar delays due to technical and quality control problems. Furthermore, Ikanos’ costs for manufacturing services or components have increased from time to time without significant notice.

In the fall of 2008, Ikanos received notice that one of its subcontractors would close a fabrication facility where two of its products are made, unless a third party buys the facility and keeps it open. The fabrication facility has ceased manufacturing products. Accordingly, Ikanos made arrangements for its subcontractor to build an adequate supply of the two products fabricated at this facility sufficient to meet its anticipated demand until we ramp up an alternative fabrication facility.

In the future, if any of these events occur, or if the facilities of any of its subcontractors suffer any damage, power outages, financial difficulties or any other disruption due to natural disasters, terrorist acts or otherwise, Ikanos may be unable to meet its customer demand on a timely basis, or at all, and we may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt its business. Ikanos typically requires several months or more to qualify a new facility or process before it can begin shipping products. If Ikanos cannot accomplish this qualification in a timely manner, it would experience a significant interruption in supply of the affected products which could in turn cause its costs of revenue to increase and its overall revenue to decrease. If Ikanos is unable to secure sufficient capacity at its subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, its relationships with customers would be harmed and its market share and operating results would suffer as a result. In addition, Ikanos does not have formal pricing agreements with its subcontractors regarding the pricing for the products and services that they provide. If their pricing for the products and services they provide increases and Ikanos is unable to pass along such increases to its OEM customers, Ikanos’ operating results would be adversely affected.

In the event Ikanos seeks to use new wafer foundries to manufacture a portion of its semiconductor products, it may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, Ikanos’ use of a limited number of independent wafer foundries to manufacture all of its semiconductor products exposes Ikanos to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide it with its semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, Ikanos may seek to qualify additional wafer foundries to meet its requirements. In order to bring these new foundries on-line, Ikanos’ customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet Ikanos’ needs, by which time the temporary requirement for additional capacity may have passed or the opportunities previously identified may have been lost to Ikanos’ competitors. Furthermore, even if these new foundries offer better pricing than existing manufacturers, if they prove to be less reliable than existing manufacturers, Ikanos would not achieve some or all of the anticipated cost reductions.

When demand for manufacturing capacity is high, Ikanos may take various actions to try to secure sufficient capacity, which may be costly and negatively impact its operating results.

The ability of each of Ikanos’ subcontractors’ manufacturing facilities to provide it with semiconductors is limited by its available capacity and existing obligations. Although Ikanos has purchase order commitments to supply specified levels of products to its OEM customers, Ikanos does not have a guaranteed level of production capacity from any of its subcontractors’ facilities that it depends on to produce semiconductors. Facility capacity may not be available when Ikanos needs it or at reasonable prices. Ikanos places its orders on the basis of Ikanos’ OEM customers’ purchase orders or its forecast of customer demand, and Ikanos’ subcontractors may not be able to meet its requirements in a timely manner. In addition, Ikanos’ subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to it on short notice. It is possible that Ikanos’ subcontractors’ other customers that are larger and better financed than Ikanos is, or that have long-term agreements with Ikanos’ subcontractors, may have induced its subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair Ikanos’ ability to deliver products on a timely basis.

In addition, due to the weak global economy, some of Ikanos’ subcontractors have been laying off employees and/or shortening work schedules. These reductions in labor and factory operations could result in capacity constraints that impair Ikanos’ ability to obtain finished products in time to meet customer demand.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, Ikanos may enter into various arrangements with subcontractors that could be costly and harm its operating results, including:

•	option payments or other prepayments to a subcontractor;

•	nonrefundable deposits with or loans to subcontractors in exchange for capacity commitments;

•	contracts that commit Ikanos to purchase specified quantities of components over extended periods;

•	purchase of testing equipment for specific use at subcontractors’ facilities;

•	issuance of equity securities to a subcontractor; and

•	other contractual relationships with subcontractors.

Ikanos may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce Ikanos’ financial flexibility and not be on terms favorable to Ikanos. Moreover, if Ikanos is able to secure facility capacity, it may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and require significant capital and could harm Ikanos’ business.

If Ikanos’ subcontractors’ manufacturing facilities do not achieve satisfactory quality or yields, Ikanos’ relationships with its customers and its reputation will be harmed, its revenue, gross margin and operating results could decline.

Defects in Ikanos’ products may not be always detected by the testing process performed by Ikanos’ subcontractors or by Ikanos’ staff. Those defects can result from a variety of causes, including but not limited to manufacturing problems or intellectual property licensed from third parties. If defects are discovered after it has shipped products, Ikanos has and could continue to experience warranty and consequential damages claims from its customers.

Ikanos incorporates third party intellectual property into its products. That intellectual property consists of elements of the semiconductor, such as the processor core, standard external interfaces, as well as applications that run on Ikanos’ products. From time to time, Ikanos’ customers have discovered errors or defects arising from these third party intellectual property designs. Ikanos and its contract manufacturers attempt to catch these defects in the testing process, but are not always successful. As a result, we have to work with our customers to resolve the issues that they experience when integrating our products into their systems. If Ikanos is unable to deliver quality products, its reputation would be harmed, which could result in the loss of, future orders and business with its customers. If any of these adverse risks are realized and Ikanos is not able to offset the lost opportunities, its revenue, margins and operating results would decline.

The fabrication of semiconductors is a complex and technically demanding process. Minor deviations in the manufacturing process can cause substantial decreases in yields, and in some cases, cause production to be stopped or suspended. Ikanos has experienced difficulties in achieving acceptable yields on some of its products, particularly with new products, which frequently involve newer manufacturing processes and smaller geometry features than previous generations. Maintaining high numbers of shippable die per wafer is critical to Ikanos’ operating results, as decreased yields can result in higher per unit cost, shipment delays and increased expenses associated with resolving yield problems. Although Ikanos works closely with its subcontractors to minimize the likelihood of reduced manufacturing yields, their facilities have from time to time experienced lower than anticipated manufacturing yields that have resulted in Ikanos’ inability to meet its customer demand. Ikanos has been experiencing manufacturing defect rates for one of its products that are higher than the rates it experiences with its other products. As noted above, Ikanos believes that the issues observed in this product are related to a particular third party technology; however, there may be other causes for these defects. Ikanos has been actively working with the vendor and with its customers to reduce the defect rate for this product. If Ikanos is unable to resolve these issues, its revenues could be materially reduced and its warranty-related costs could be materially higher than currently anticipated.

It is common for yields in semiconductor fabrication facilities to fluctuate in times of high demand or due to poor workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, Ikanos may be unable to supply Ikanos’ customers’ demand. Many of these problems are difficult to detect at an early stage of the manufacturing process and, regardless of when the problems are detected, they may be time consuming and expensive to correct. In addition, because Ikanos purchases wafers, Ikanos’ exposure to low wafer yields from Ikanos’ subcontractors’ wafer foundries are increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in Ikanos’ products could cause Ikanos significant customer relations and business reputation problems, or force us to sell Ikanos’ products at lower gross margins and therefore harm Ikanos’ financial results. Conversely, unexpected yield improvements could result in Ikanos holding excess inventory that would also increase Ikanos’ product cost and negatively impact Ikanos’ profitability.

Ikanos bases orders for inventory on the forecasts of its OEM customers’ demand and if its forecasts are inaccurate, Ikanos’ financial condition and liquidity would suffer.

Ikanos places orders with its suppliers based on the forecasts of its OEM customers’ demand. Ikanos’ forecasts are based on multiple assumptions, each of which may introduce errors into Ikanos’ estimates. In the past, when the demand for its OEM customers’ products increased significantly, Ikanos was not able to meet demand on a timely basis, and Ikanos expended a significant amount of time working with its customers to allocate limited supply and maintain positive customer relations. If Ikanos underestimates customer demand, it may forego revenue opportunities, lose market share and damage customer relationships. Conversely, if Ikanos overestimates customer demand, it may allocate resources to manufacturing products that it may not be able to sell. As a result, Ikanos would have excess or obsolete inventory, resulting in a decline in the value of its inventory, which would increase its cost of revenue and create a drain on Ikanos’ liquidity. Ikanos’ failure to accurately manage inventory against demand would adversely affect its financial results.

To remain competitive, Ikanos needs to continue to reduce the cost of its semiconductor chips, which includes migrating to smaller geometrical process, and Ikanos’ failure to do so may harm its business.

Ikanos periodically evaluates the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. Ikanos has designed its products to be manufactured in 0.8 micron, 0.25 micron, 0.18 micron, 0.13 micron, 0.09 micron (or 90 nanometer) and 0.065 micron (or 65 nanometer) geometrical processes. Ikanos may migrate some of its current products to smaller geometrical process technologies, and over time, Ikanos is likely to migrate to even smaller geometries. The smaller geometry generally reduces Ikanos’ production and packaging costs, which may enable it to be competitive in its pricing. The transition to smaller geometries requires Ikanos to work with its subcontractors to modify the manufacturing processes for its products, to develop new and more complex quality assurance tests and to redesign some products. In the past, Ikanos has experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. Ikanos may face similar difficulties, delays and expenses as it continues to transition its products to smaller geometry processes, all of which could harm Ikanos’ relationships with its customers, and its failure to do so would impact its ability to provide competitive prices to customers, which would have a negative impact on Ikanos’ sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that Ikanos currently uses, and its migration to these newer process technologies can result in significantly higher research and development expenses.

The complexity of Ikanos’ products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage its reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that Ikanos offers frequently contain defects (commonly referred to as “bugs”), particularly when they are first introduced or as new versions are released. In the past, Ikanos has experienced, and may in the future experience, defects or bugs in its products. These defects or bugs may originate in third party intellectual property incorporated into Ikanos’ products as well as in technology or software designed by its engineers. If any of its products contains defects or bugs, or have reliability, quality or compatibility problems, Ikanos’ reputation may be damaged; and its OEM customers may be reluctant to buy its products, which could harm Ikanos’ ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of Ikanos’ products to its customers.

Third-party claims of infringement or other claims against Ikanos could adversely affect its ability to market its products, require Ikanos to redesign its products or seek licenses from third parties, and harm Ikanos’ business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of Ikanos’ resources.

Companies in the semiconductor industry and intellectual property holding companies (also called “patent trolls”) often aggressively protect and pursue their intellectual property rights. From time to time, Ikanos receives, and is likely to continue to receive in the future, notices that claim Ikanos’ products infringe upon other parties’ proprietary rights. While Ikanos does not believe that it is currently infringing on the proprietary rights of third parties, Ikanos may in the future be engaged in litigation with parties who claim that it has infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of Ikanos’ patents, and it is possible that Ikanos would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent Ikanos from manufacturing or selling some of its products, could increase its costs of products and could expose Ikanos to significant liability. Any of these claims could harm Ikanos’ business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require Ikanos to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, Ikanos may be liable for damages for past infringement and royalties for future use of the technology and it may be liable for treble damages if infringement is found to have been willful. Even if claims against Ikanos are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Any potential dispute involving Ikanos’ patents or other intellectual property could also include Ikanos’ manufacturing subcontractors and OEM customers and/or service providers using Ikanos’ products, which could trigger Ikanos’ indemnification obligations to one or more of them and result in substantial expense to us.

In any potential dispute involving Ikanos’ patents or other intellectual property, Ikanos’ manufacturing subcontractors and OEM customers could also become the target of litigation. Because Ikanos often indemnify its customers for intellectual property claims made against them for products incorporating Ikanos’ technology, any litigation could trigger technical support and indemnification obligations in some of Ikanos’ license agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. From time to time, Ikanos receives notices that customers have received potential infringement notices from third parties. While Ikanos has not incurred any indemnification expenses as a result of notices received to date, any future indemnity claim could adversely affect Ikanos’ relationships with its OEM customers and result in substantial costs to Ikanos.

Ikanos faces intense competition in the semiconductor industry and the broadband communications markets, which could reduce its market share and negatively impact its revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and network processing markets, Ikanos currently competes or expects to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Conexant Systems, Inc., Freescale Semiconductor, Inc., Infineon Technologies A.G., Intel Corporation, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp, Teknovus, Thomson S.A. and TrendChip Technologies Corp. Ikanos expects competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for Ikanos’ products and market share.

Ikanos considers other companies that have access to DMT technology as potential competitors in the future, and Ikanos also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own semiconductors. To remain competitive, Ikanos needs to provide products that are designed to meet its customers’ needs. Ikanos’ products must:

•	achieve optimal product performance;

•	comply with industry standards;

•	be cost-effective for its customers’ use in their systems;

•	meet functional specifications;

•	be introduced timely to the market; and

•	be supported by a high-level of customer service and support.

Many of Ikanos’ competitors operate their own fabrication facilities or have stronger manufacturing subcontractor relationships than Ikanos has. In addition, many of Ikanos’ competitors have extensive technology libraries that could enable them to incorporate broadband or network processing technologies into a more attractive product line than Ikanos’. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than Ikanos does. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address Ikanos’ markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. Ikanos cannot assure that it will be able to compete successfully against current or new competitors, in which case Ikanos may lose market share in its existing markets and its revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the service provider services addressed by Ikanos’ products, which could adversely affect Ikanos’ revenue and business.

Ikanos’ revenue currently is dependent upon the increase in demand for service provider services that use DSL broadband technology and integrated residential gateways. Besides VDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a service provider decides to deploy fiber-to-the-home, Ikanos’ VDSL products are not required. For example, a major service provider in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of VDSL products. If more service providers decide to use FTTH deployments, it could harm Ikanos’ business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies Ikanos provides, the demand for Ikanos’ products may decrease and Ikanos’ business would be harmed.

If Ikanos is unable to develop, introduce or to achieve market acceptance of its new semiconductor products, Ikanos’ operating results would be adversely affected.

Ikanos’ future success depends on its ability to develop new semiconductor products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select its products for design into their new systems. Ikanos’ historical quarterly results have been, and Ikanos expects that its future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time Ikanos has experienced delays in completing the development and introduction of new products. Ikanos has in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. Ikanos’ ability to develop and deliver new semiconductor products successfully will depend on various factors, including its ability to:

•	successfully integrate certain technologies acquired in acquisitions into its product lines;

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs or features;

•	timely qualify and obtain industry interoperability certification of its products and the equipment into which its products will be incorporated;

•	ensure that its subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift its products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

•	gain market acceptance of its products and its OEM customers’ products.

If Ikanos is unable to develop and introduce new semiconductor products successfully and in a cost-effective and timely manner, it will not be able to attract new customers or retain its existing customers, which would harm Ikanos’ business.

Ikanos’ efforts to identify technologies and develop products designed to deliver broadband services inside the home may not ultimately be successful; if this is the case, Ikanos’ current long-term strategy would not result in the growth in the revenue it intends to generate, and Ikanos could experience a material negative effect on its business and equity value.

Ikanos has focused its long-term technology strategy on identifying technologies that would be used to deliver services such as high-definition television over various broadband wireline and wireless media within the home. This so-called “Digital Home” has received attention from leaders in semiconductors and systems. For instance, an industry organization named the “Home Grid Forum” was formed recently by Intel, Texas Instruments, Infineon and Panasonic in order to define the industry standards applicable to Digital Home technologies. Ikanos and several other smaller companies also are founding participants. If Ikanos is unable to develop products that comply with the standards set by the Home Grid Forum or other industry organizations, and its investments in Digital Home technologies do not result in any commercially viable products, Ikanos would not realize revenue growth based upon such technologies, and its business and equity value could suffer as a result.

Ikanos’ products include a significant amount of firmware. If Ikanos is unable to deliver the firmware in a timely manner, it may have to delay revenue recognition at the end of a quarter, which could lead to significant unplanned fluctuations in Ikanos’ quarterly revenue. As a result, Ikanos may fail to meet or exceed its forecasts or the expectations of securities analysts or investors, which could cause the market price of Ikanos Common Stock to decline.

In connection with new product introductions in a given market, Ikanos releases production quality code to its OEM customers. This firmware is required for Ikanos’ products to function as intended. If the production-ready firmware is not released in a timely manner, Ikanos may have to defer all revenue related to the semiconductors that it may have already shipped during the quarter, and therefore, cause Ikanos to miss its revenue guidance. In addition, a customer may demand a specific future software feature as part of its order. As such, Ikanos may have to delay recognition on some or all of its revenue related to that customer’s order until the future software feature is delivered. Such delays or deferrals in revenue recognition could lead to significant fluctuations in Ikanos’ quarterly revenue and operating results and cause us to fail to meet or exceed its quarterly revenue guidance.

Rapidly changing standards and regulations could make Ikanos’ products obsolete, which would cause its revenue and operating results to suffer.

Ikanos designs its products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as the Committee T1E1.4 (now known as NIPP-NAI) of the ATIS (accredited by ANSI), and worldwide by both the IEEE and the ITU-T. Because Ikanos’ products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by its customers, Ikanos would have to make significant expenditures to develop new products. If Ikanos’ customers adopt new or competing industry standards with which Ikanos’ products are not compatible, or the industry groups adopt standards or governments issue regulations with which Ikanos’ products are not compatible, Ikanos’ existing products would become less desirable to its customers, and its revenue and operating results would suffer.

If Ikanos fails to secure or protect its intellectual property rights, competitors may be able to use Ikanos’ technologies, which could weaken its competitive position, reduce its revenue or increase its cost.

Ikanos’ success will depend, in part, on its ability to protect its intellectual property. Ikanos relies on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect its proprietary rights. Ikanos’ pending patent applications may not result in issued patents, and its existing and future patents may not be sufficiently broad to protect its proprietary technologies or may be held invalid or unenforceable in court. While Ikanos is not currently aware of misappropriation of its existing technology, policing unauthorized use of its technology is difficult and Ikanos cannot be certain that the steps it has taken will prevent the misappropriation or unauthorized use of its technologies, particularly in foreign countries where Ikanos has not applied for patent protections and, even if such protections were available, the laws may not protect its proprietary rights as fully as United States law. The patents Ikanos has obtained or licensed, or may obtain or license in the future, may not be adequate to protect its proprietary rights. Ikanos’ competitors may independently develop or may have already developed technology similar to Ikanos’, duplicate its products or design around any patents issued to Ikanos or its other intellectual property. In addition, Ikanos has been, and may be, required to license its patents as a result of its participation in various standards organizations. If competitors appropriate Ikanos’ technology and it is not adequately protected, its competitive position would be harmed, its legal costs would increase and its revenue would be harmed.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of Ikanos’ products or otherwise harm its business.

The effects of regulation on Ikanos’ customers or the industries in which they operate may materially and adversely impact its business. For example, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, as well as the European Commission in the European Union, along with the U.S. Federal Communications Commission have broad jurisdiction over Ikanos’ target markets. Although the laws and regulations of these and other federal or state agencies may not be directly applicable to Ikanos’ products, they do apply to much of the equipment into which its products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of Ikanos’ products.

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect Ikanos’ business. For instance, changes in tax, employment and import/export laws and regulations, and changes their enforcement, commonly occur in the various countries in which Ikanos operates. If changes in those law and regulations, or in the enforcement of those laws and regulations, occur in a manner Ikanos did not anticipate, those changes could cause it to have increased operating costs or to pay higher taxes, and thus have a negative effect on its operating results.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act, referred to as SOX, could harm Ikanos’ operating results, ability to operate its business and its investors’ view of Ikanos.

If Ikanos does not maintain the adequacy of its internal controls, as standards are modified, supplemented or amended from time to time, Ikanos may not be able to ensure that it can conclude on an ongoing basis that it has effective internal control over financial reporting in accordance with Section 404 of SOX. There is a risk that neither Ikanos, nor its independent registered public accounting firm, will be able to conclude that its internal control over financial reporting is effective as required by Section 404 of SOX. In addition, during the course of Ikanos’ testing it may identify deficiencies that it may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. Effective internal controls particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for Ikanos to produce reliable financial reports and are important to helping prevent financial fraud. If Ikanos cannot provide reliable financial reports or prevent fraud, its business and operating results could be harmed, investors could lose confidence in its reported financial information, and the trading price of Ikanos Common Stock could drop significantly.

Ikanos is highly dependent on manufacturing, development and sales activities outside of the United States, and as Ikanos’ international manufacturing, development and sales operations expand, it will be increasingly exposed to various legal, business, political and economic risks associated with its international operations.

Ikanos currently obtains substantially all of its manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and has a significant portion of its research and development team located India and France. In addition, 89% of Ikanos’ revenue for the six months ended June 28, 2009 and 92% of Ikanos’ revenue for the year ended December 28, 2008 was derived from sales to customers outside the United States. Ikanos has expanded its international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

•	political, social and economic instability, including war and terrorist acts;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions or unexpected changes in regulatory requirements;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which it operates;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	foreign currency exposure and fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

Because Ikanos is currently substantially dependent on its foreign sales, research and development and operations, any of the factors described above could significantly harm Ikanos’ ability to produce quality products in a timely and cost effective manner, and increase or maintain its foreign sales.

Fluctuations in exchange rates between and among the Euro, the Indian rupee, the Japanese yen, the Korean won, the Singapore dollar and the U.S. dollar, and, as well as other currencies in which Ikanos does business, may adversely affect its operating results.

Ikanos maintains extensive operations internationally. Ikanos has offices in Bangalore, India and other offices in France, Japan, Korea, Singapore and Taiwan. Ikanos incurs a portion of its expenses in currencies other than the U.S. dollar, including the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, Ikanos may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because Ikanos reports its results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of Ikanos’ operating results. In addition, Ikanos’ sales have been historically denominated in U.S. dollars. As a result of an increase in the U.S. dollar relative to the Korean won, Ikanos’ customers in Korea have significantly reduced their orders; a similar increase in the U.S. dollar occurs relative to other currencies in the countries where Ikanos’ customers operate could materially affect its other Asian and European customers’ demand for its products, thereby forcing them to reduce their orders, which would adversely affect Ikanos’ business. Furthermore, currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for Ikanos to predict and/or provide guidance on its results. Currently, Ikanos has not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and it cannot predict future currency exchange rate changes.

Several of the facilities that manufacture Ikanos’ products, most of its OEM customers and the service providers they serve, and its California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of Ikanos’ subcontractors’ facilities that manufacture, assemble and test its products, and four of Ikanos’ subcontractor’s wafer foundries, are located in Malaysia, Singapore and Taiwan. Ikanos’ customers are currently primarily located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in Ikanos’ experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and Ikanos’ products in general. Ikanos’ headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of Ikanos’ facilities is located, it could significantly disrupt its operations.

Ikanos’ investments in marketable securities may experience further decline in value, which would require us to recognize a charge and adversely affect Ikanos’ operating results.

Ikanos’ marketable securities portfolio, which totals $52.8 million at June 28, 2009, includes auction rate securities of $1.0 million ($7.2 million at original cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. Ikanos recorded an other-than-temporary impairment charge of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although Ikanos believes that $1.0 million is the current fair value of these securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in Ikanos’ statement of operations.

Changes in Ikanos’ tax rates could affect its future results.

Ikanos’ future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of its pre-tax income, Ikanos’ ability to successfully shift its operating activities to foreign operations and the amount and timing of inter-company payments from its foreign operations subject to U.S. income taxes related to the transfer of certain rights and functions.

Risks Related to Ikanos Common Stock

The market price of Ikanos Common Stock has been and may continue to be volatile, and holders of Ikanos Common Stock may not be able to resell shares at or above the price paid, or at all.

The market price of Ikanos Common Stock has fluctuated substantially since Ikanos’ initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	the market’s reaction to the sale of the Securities to the Tallwood Investors;

•	quarter-to-quarter variations in its operating results;

•	announcements of changes in its senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by Ikanos’ competitors, customers or Ikanos;

•	the gain or loss of market share in any of its markets;

•

general economic and political conditions and specific conditions in the semiconductor industry and broadband technology markets, including seasonality in sales of consumer products into which its products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in product mix; or

•	changes in expectations relating to its products, plans and strategic position or those of its competitors or customers.

The closing sale price of Ikanos’ common stock on the NASDAQ Global Market for the period of January 1, 2007 to July 1, 2009 ranged from a low of $1.02 to a high of $9.45.

In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly companies, like Ikanos’, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of Ikanos Common Stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause Ikanos to incur substantial costs and divert its management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against Ikanos, its directors and two former executive officers, as well as the lead underwriters for Ikanos’ initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint alleges certain material misrepresentations and omissions by Ikanos in connection with its initial public offering in September 2005 and the follow-on offering in March 2006 concerning its business and prospects, and seeks unspecified damages. On June 25, 2007, Ikanos filed motions to dismiss the amended complaint; plaintiffs opposed Ikanos’ motions, and a hearing on Ikanos’ motions was heard on January 16, 2008. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. The parties have filed their respective briefs with the Second Circuit, and oral arguments were heard by the Court on June 18, 2009. The Court took the matter under submission at the end of the hearing. Ikanos cannot predict the likely outcome of the appeal. If Ikanos is not successful in its defense of the lawsuits, it could be forced to make significant payments to class members and their lawyers, and such payments could have a material adverse effect on Ikanos’ business, financial condition, cash flows and results of operations, if not covered by Ikanos’ insurance service providers. Even if such claims are not successful, the litigation could result in substantial expenses and the diversion of management’s attention, which could have an adverse effect on Ikanos’ business.

If securities or industry analysts do not continue to publish research or reports about Ikanos’ business, or if they issue an adverse opinion regarding Ikanos Common Stock, the market price of Ikanos Common Stock price and trading volume could decline.

The trading market for Ikanos Common Stock is influenced by the research and reports that industry or securities analysts publish about Ikanos or its business. If one or more of the analysts who cover Ikanos issues an adverse opinion regarding Ikanos Common Stock, the stock price would likely decline. If one or more of these analysts cease coverage of Ikanos or fail to regularly publish reports on Ikanos, it could lose visibility in the financial markets, which in turn could cause the market price of Ikanos Common Stock or trading volume to decline.

Delaware law and Ikanos’ corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in Ikanos’ certificate of incorporation may have the effect of delaying or preventing a change of control or changes in Ikanos’ management. These provisions include the following:

•	the right of Ikanos’ Board of Directors to elect a director to fill a vacancy created by the expansion of Ikanos’ Board of Directors;

•	the establishment of a classified Board of Directors requiring that not all members of the board be elected at one time;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of Ikanos’ Board of Directors to alter its bylaws without obtaining stockholder approval;

•

the ability of Ikanos’ Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

•

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend or repeal Ikanos’ bylaws or amend or repeal the provisions of Ikanos’ certificate of incorporation regarding the election and removal of directors and the ability of stockholders to take action;

•	the required approval of holders of a majority of the shares entitled to vote at an election of directors to remove directors for cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

Ikanos is also subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of Ikanos Common Stock for three years after the point in time that such stockholder acquired shares constituting 15% or more of Ikanos’ shares, unless the holder’s acquisition of Ikanos Common Stock was approved in advance by Ikanos’ Board of Directors.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 4.	Submission of Matters to a Vote of Security Holders

Exhibit 22.1 attached hereto is incorporated by reference

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: July 23, 2009	By:	/s/ Michael Gulett
Michael Gulett
President and Chief Executive Officer
(Principal Executive Officer)

Dated: July 23, 2009	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 28, 2009

Exhibit Number	Description
10.1	2009 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 12, 2009 (File No. 000-51532).

10.2	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2009 (File No. 000-51532).

10.3	Amended and restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Registration Statement on Form S-8 filed with the SEC on March 11, 2009 (File No. 000-51532).

10.4	Entry into an Asset Purchase Agreement, Securities Purchase Agreement and Stockholder Agreement. Incorporated by reference to the Registrant’s Current Repot on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

22.1*	Certification and Report of Inspector of Election

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.