Form 10-Q
period 2009-09-27
IKANOS COMMUNICATIONS
filed 2009-11-05
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 27, 2009

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 53,831,734 as of October 28, 2009.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 27, 2009	December 28, 2008
Assets

Current assets:
Cash and cash equivalents	$17,908	$27,219
Short-term investments	19,925	36,120
Accounts receivable	17,888	12,360
Inventory	34,532	12,489
Prepaid expenses and other current assets	2,555	1,744

Total current assets	92,808	89,932
Long-term investments	1,034	1,034
Property and equipment, net	8,033	9,597
Intangible assets, net	29,468	6,290
Goodwill	8,633	—
Other assets	1,145	580

	$141,121	$107,433

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$17,521	$9,237
Accrued liabilities	15,594	8,680

Total current liabilities	33,115	17,917
Long-term liabilities	3,448	—

Total liabilities	36,563	—
Commitments and contingencies (Note 11)
Stockholders’ equity	104,558	89,516

	$141,121	$107,433

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Revenue	$29,334	$24,178	$72,497	$83,730
Cost of revenue (1)	19,036	14,212	44,429	48,265

Gross profit	10,298	9,966	28,068	35,465

Operating expenses:
Research and development (2)	13,290	10,282	31,744	33,516
Selling, general and administrative (3)	9,615	8,142	21,295	20,282
Operating asset impairments	2,460	12,496	2,460	12,496
Restructuring charges	502	—	1,048	—

Total operating expenses	25,867	30,920	56,547	66,294

Loss from operations	(15,569)	(20,954)	(28,479)	(30,829)
Investment impairment	—	(6,166)	—	(6,166)
Interest income, net	146	427	603	1,669

Loss before provision for (benefit from) income taxes	(15,423)	(26,693)	(27,876)	(35,326)
Provision for (benefit from) income taxes	31	(27)	111	97

Net loss	$(15,454)	$(26,666)	$(27,987)	$(35,423)

Basic and diluted net loss per share	$(0.40)	$(0.93)	$(0.86)	$(1.22)

Weighted average number of shares, basic and diluted	38,802	28,565	32,466	29,139

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$60	$(7)	$209	$230
(2) Research and development	895	1,185	2,314	4,227
(3) Selling, general and administrative	612	2,035	1,897	4,189

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 27, 2009	September 28, 2008
Cash flows from operating activities:
Net loss	$(27,987)	$(35,423)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,956	4,996
Stock-based compensation expense	4,420	8,646
Impairments of assets and in-process research and development	2,460	18,972
Amortization of intangible assets and acquired technology	4,099	5,018
Changes in assets and liabilities, net of effect of acquisitions:
Accounts receivable	(5,528)	3,325
Inventories	(1,498)	(600)
Prepaid expenses and other assets	(1,376)	78
Accounts payable and accrued liabilities	12,150	(5,192)

Net cash used by operating activities	(9,304)	(180)

Cash flows from investing activities:
Purchases of property and equipment	(411)	(913)
Purchases of investments	(6,610)	(321,862)
Maturities and sales of investments	22,672	313,398
Acquisitions	(54,440)	(11,918)

Net cash used by investing activities	(38,789)	(21,295)

Cash flows from financing activities:
Net proceeds from private stock offerings	38,782	—
Repurchases of common stock	—	(5,205)
Net proceeds from issuances of common stock and exercise of stock options	—	713

Net cash provided (used) by financing activities	38,782	(4,492)

Net decrease in cash and cash equivalents	(9,311)	(25,967)
Cash and cash equivalents at beginning of period	27,219	65,126

Cash and cash equivalents at end of period	$17,908	$39,159

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

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred net losses of $15.5 million and $28.0 million for the three and nine months ended September 27, 2009 and had an accumulated deficit of $211.8 million as of September 27, 2009. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business.

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

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 27, 2009 are not necessarily indicative of the results that may be expected for the year ending January 3, 2010 or for any other future period.

References in this Quarterly Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification issued by the Financial Accounting Standards Board (FASB) in June 2009.

In addition, in connection with the preparation of the condensed consolidated financial statements and in accordance with the FASB’s recently issued authoritative guidance on subsequent events, the Company evaluated subsequent events after the balance sheet date of September 27, 2009 through November 5, 2009, the date of issuance of the financial statements.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. One customer represented 27% of accounts receivable at September 27, 2009. Three customers represented 43%, 19% and 11% of accounts receivable at December 28, 2008. Three customers accounted for 19%, 17%, and 13% of revenue for the three months ended September 27, 2009. Three customers accounted for 25%, 16%, and 15% of revenue for the nine months ended September 27, 2009. Three customers accounted for 29%, 28%, and 21% of revenue for the three months ended September 28, 2008. Four customers accounted for 25%, 24%, 18% and 12% of revenue for the nine months ended September 28, 2008

Concentration of Suppliers

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008
Net loss	$(27,987)	$(35,423)
Other comprehensive loss–unrealized loss on marketable securities	(133)	(73)

	$(28,120)	$(35,496)

Net Loss per Share

FASB authoritative guidance requires that basic net loss per share should be computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities should be excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Net loss	$(15,454)	$(26,666)	$(27,987)	$(35,423)

Weighted average number of shares, basic and diluted outstanding	38,802	28,565	32,466	29,139

	$(0.40)	$(0.93)	$(0.86)	$(1.22)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Anti-dilutive securities:
Weighted average restricted stock units	2,549	1,585	2,289	1,594
Weighted-average options to purchase common stock	2,532	2,542	2,174	2,244

	5,081	4,127	4,463	3,838

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

In April 2009, the FASB provided guidelines for making fair value measurements more consistent with the principles already in effect. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The authoritative guidance, effective beginning with the Company’s interim reporting period ending on June 28, 2009, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The authoritative guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to this guidance, fair values for these assets and liabilities have only been disclosed once a year. The authoritative guidance requires these disclosures on a quarterly basis, thereby providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement was effective for the Company’s interim reporting period ending on June 28, 2009. The implementation this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB provided additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The guidance brought greater consistency to the timing of impairment recognition, and provided greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This authoritative guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The guidance was effective beginning with the Company’s interim reporting period ending on June 28, 2009. The implementation had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In September 2009, the FASB issued authoritative guidance related to revenue recognition for certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The authoritative guidance will have no effect on our consolidated financial position, results of operations or cash flows.

Note 2 – Acquisition of Broadband Access Product Line of Conexant

On August 24, 2009, the Company acquired the Broadband Access product line (the “BBA”) of Conexant Systems, Inc. (“Conexant”), which includes the product-related intellectual property, patents, fixed assets and inventory of the product line for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the Broadband Access products and engineers to Ikanos’ existing portfolio of VDSL solutions has doubled the size of the Company, expanded its reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA is expected to allow the Company to develop semiconductor and software products for new markets within the digital home in addition to serving the Company’s Broadband DSL and Communications Processors businesses.

The following is a summary of the assets acquired and liabilities assumed by Ikanos as of August 24, 2009 (acquisition date) reconciled to the consideration paid (in thousands):

Inventory	$20,545
Property and equipment, net	1,982
Intangible assets	28,302

Total identifiable assets acquired	50,829

Employee related liabilities	(3,293)
Real estate lease liabilities	(3,102)

Total liabilities assumed	(6,395)

Net identifiable assets acquired	44,434
Goodwill	8,633

Net assets acquired	$53,067

Tangible assets acquired consisted of inventory totaling $20.5 million and property and equipment $2.0 million and were assigned a fair value as of the date of acquisition based on the expected selling price and replacement value, respectively. As discussed further below, the identified intangible assets acquired were assigned fair values in accordance with the FASB’s authoritative guidance. The Company believes that these identified intangible assets have no residual value. The identifiable intangible assets acquired are as follows (in thousands):

Acquired Intangible Assets:	Estimated Fair Value	Expected Useful Life
Existing technologies	$13,390	3 years
In-process research and development (IPR&D)	4,935	*
Customer relationships	8,216	4 years
Order backlog	1,761	0.5 year

	$28,302

*	Technical feasibility of the IPR&D has not been reached and, therefore, a useful life has not been determined

Existing Technology: The existing technology comprises products that have reached technological feasibility and consists primarily of the BBA’s SHDSL, ADSL and VDSL products. The Company valued the existing technology using the income approach and a discounted cash flow (DCF) model, which uses forecasts of future revenue and expense related to the intangible asset. The Company utilized a discount rate of 22% for existing technology and is amortizing the intangible assets on a straight-line basis over their estimated useful life of three years.

Acquired IPR&D: Acquired IPR&D relates to projects that as of the acquisition date have not been completed. IPR&D assets are initially recognized at fair value and have indefinite useful lives until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized into results of operations; instead these assets will be subject to periodic impairment testing. Upon successful completion of the development process for an IPR&D project, determination as to the useful life of the asset will be made; at that point in time, the asset would then be considered as having a finite-life and Ikanos would begin to amortize the asset into earnings. The Company valued the IPR&D using the income approach and a DCF model with a discount rate of 22%.

IPR&D comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not required and was abandoned. Accordingly, the Company recorded an operating asset impairment charge of $2.5 million.

The gateway project will continue to be developed and is expected to come to market in the second half of 2010. At that time, the expected useful life will be determined. However, based on the Company’s experience with similar gateway products, it is expected that the useful life will be approximately three years.

Customer Relationships: The customer-relationships asset relates to the ability to sell existing and future versions of products to existing customers and has been estimated using the income method. The Company valued customer relationships utilizing a DCF model and a discount rate of 20% and is amortizing this intangible asset on a straight-line basis over its estimated useful life of four years.

Order Backlog: The order backlog asset represents the value of the sales and marketing costs required to establish the order backlog and was valued using the income approach and a DCF model with a discount rate of 8%. The order backlog has an estimated useful life of six months.

Goodwill represents the excess of the purchase price over the fair value of the identifiable intangible assets and fixed assets acquired. Goodwill of $8.6 million was assigned to Ikanos’ single segment reporting structure. Goodwill of approximately $4.9 million is expected to be deductible for income tax purposes.

The liabilities assumed of $6.4 million comprised of personnel liabilities totaling $3.3 million, excess lease liabilities of $2.9 million and other liabilities totaling $0.2 million. Personnel liabilities are comprised of assumed vacation and foreign statutory pension costs as well as reimbursement to Conexant of severance costs for employees associated with the BBA, but did not transfer on Day 1 of the acquisition. The excess lease liability is a combination of unfavorable rent rates and excess space at a couple of assumed leased properties. The liability will be amortized over the reaming lease term of up two years.

The amounts of the BBA’s revenue and earnings included in Ikanos’ condensed consolidated income statement for the nine months ended September 27, 2009 is $5.2 million and a loss of $2.9 million, respectively.

The unaudited pro forma revenue, net loss and net loss per share give effect to the BBA acquisition as if it occurred at the beginning of each of the periods presented below. Adjustments were made for the amortization of BBA acquisition related intangible assets and for excess lease costs as if the BBA acquisition had occurred at the beginning of each period reported.

Pro forma consolidated results for the nine months ended 2009 and 2008 are as follows (in thousands, except per share data):

	For the Nine Months Ended
	September 27, 2009	September 28, 2008
Pro forma revenue	$157,099	$209,202
Pro forma net loss	$(50,711)	$(185,180)
Pro forma basic and diluted net loss per share	$(0.95)	$(3.48)
Pro forma weighted average basic and diluted outstanding shares	53,389	53,139

The following is a reconciliation of reported weighted average basic and diluted outstanding shares to pro forma weighted average basic and diluted outstanding shares (thousands):

	For the Nine Months Ended
	September 27, 2009	September 28, 2008
Weighted average basic and diluted outstanding shares as reported	32,466	29,139
Excluding effect of Tallwood investment on reported weighted average shares (see Note 10)	(3,077)	—
Weighted average number of shares issued to Tallwood Investors as if issued at the beginning of the reporting period	24,000	24,000

Pro forma weighted average basic and diluted shares	53,389	53,139

Note 3 – Investments and Fair Value Measurements

The following is a summary of short-term investments (in thousands):

	September 27, 2009
	Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$17,610	$137	$17,747
Corporate bonds and notes	2,156	22	2,178

Total short-term investments	$19,766	$159	$19,925

Long-term investments - auction rate securities	$1,034	$—	$1,034

	December 28, 2008
	Cost	Gross Unrealized Gain/(Loss)	Estimated Fair Value
U.S. government agencies	$25,570	$252	$25,822
Corporate bonds and notes	10,258	40	10,298

Total short-term investments	$35,828	$292	$36,120

Long-term investments - auction rate securities	$1,034	$—	$1,034

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

A portion of the Company’s available-for-sale U.S. government agencies and corporate bonds and notes have maturity dates greater than one year from the date of purchase. Even though the stated maturity dates of these investments may be one year or more beyond the balance sheet dates, the Company has classified these securities as short-term investments. In accordance with authoritative guidance related to working capital—Current Assets and Current Liabilities, the Company views its available-for-sale portfolio as available for use in its current operations. Based upon historical experience in the financial markets as well as the Company’s specific experience with these investments, the Company believes there is a reasonable expectation that the investments will be realized in cash or sold during the next year.

Our marketable securities portfolio as of September 27, 2009 was $33.0 million and approximately 3.1% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at original cost) invested in non-guaranteed auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over 12 months. During the third quarter of 2008, the Company recorded an other-than-temporary impairment loss of approximately $6.2 million on auction rate securities that was recognized as credit related impairments in earnings. Authoritative guidance requires entities to separate an other-than-temporary impairment of a debt security into two components (credit and non-credit losses) when there are losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. These investments have maturities from 2025 to 2050. It is unlikely that the Company will be able to hold these securities until recovery of the original cost basis of these securities. Therefore, this other than temporary loss was considered to be a 100% credit-related loss associated with the impaired security. As the underlying securities are not expected to be held until recovery, authoritative guidance does not require the separation of this loss. The implementation of this guidance had no impact the Company’s consolidated financial position, results of operations or cash flows.

Fair Value Measurements

Authoritative guidance clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs, include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of September 27, 2009 and December 28, 2008 is (in thousands):

	September 27, 2009
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$12,090	$—	$—	$12,090
U.S. government agencies	—	17,747	—	17,747
Corporate bonds and notes	—	2,178	—	2,178
Auction rate securities	—	—	1,034	1,034

	$12,090	$19,925	$1,034	$33,049

	December 28, 2008
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$10,047	$—	$—	$10,047
Commercial paper (1)	—	13,988	—	13,988
U.S. government agencies	—	25,822	—	25,822
Corporate bonds and notes	—	10,298	—	10,298
Auction rate securities	—	—	1,034	1,034

	$10,047	$50,108	$1,034	$61,189

(1)	Commercial paper and money market funds are classified as cash equivalents.

There have been no changes in our Level 3 securities during the three and nine months ended September 27, 2009.

Note 4 – Inventory

Inventory consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Finished goods	$11,923	$4,482
Work-in-process	20,588	7,480
Purchased parts and raw materials	2,021	527

	$34,532	$12,489

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Machinery and equipment	$19,356	$17,630
Software	10,742	10,641
Computer equipment	4,217	3,770
Furniture and fixtures	864	886
Leasehold improvements	824	838
Not yet placed in service	219	418

	36,222	34,183
Less: Accumulated depreciation and amortization	(28,189)	(24,586)

	$8,033	$9,597

Depreciation and amortization expense for property and equipment was $1.2 million and $1.6 million for the three months ended September 27, 2009 and September 28, 2008, respectively. Depreciation and amortization expense for property and equipment was $4.0 million and $5.0 million for the nine months ended September 27, 2009 and September 28, 2008, respectively.

Note 6 – Intangible Assets

The carrying value of intangible assets as of September 27, 2009 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted Average useful life (Years)
Existing technology	$23,184	$(9,135)	$14,049	3
Customer relationships	13,946	(3,858)	10,088	4
Order backlog	1,761	(340)	1,421	0.5
In-process research and development	3,910	—	3,910	*

	$42,801	$(13,333)	$29,468

*	Technical feasibility of the IPR&D has not been reached and, therefore, a useful life has not been determined

The carrying amount of intangible assets as of December 28, 2008 is as follows (in thousands):

	Gross Carrying Amount	Accumulated Amortization	Net Amount	Weighted average useful life (Years)
Existing technology	$9,795	$(6,664)	$3,131	4
Customer relationships	5,730	(2,571)	3,159	5

	$15,525	$(9,235)	$6,290

For the three months ended September 27, 2009 and September 28, 2008, the amortization of intangible assets was $1.9 million and $1.5 million, respectively. For the nine months ended September 27, 2009 and September 28, 2008, the amortization of intangible assets was $4.1 million and $5.0 million, respectively. The estimated future amortization of purchased intangible assets as of September 27, 2009 is $3.7 million for the remainder of 2009, $9.2 million in 2010, $8.0 million in 2011, 6.3 million in 2012 and $2.3 million in 2013.

The carrying value of goodwill increased $8.6 million as of September 27, 2009 due to the acquisition of the Conexant BBA product line.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 27, 2009	December 28, 2008
Compensation and related benefits	$6,446	$3,826
Excess lease liability	1,537	—
Royalties	940	654
Rebates	701	918
Warranty	480	745
Restructuring charges	426	190
Other accrued liabilities	5,064	2,347

	$15,594	$8,680

The following table summarizes the activity related to warranty (in thousands):

	Nine Months Ended
	September 27, 2009	September 28, 2008
Balance, beginning of period	$745	$1,055
Accrual for warranties during the period	182	609
Usage during the period	(447)	(759)

Balance, end of period	$480	$869

Note 8 – Long-term Liabilities

Long-term liabilities consist of the following (in thousands):

	September 27, 2009	December 28, 2008
Vendor payable	$2,201	$—
Excess lease liability	1,247	—

	$3,448	$—

Note 9 – Restructuring Charges

During the first quarter of 2009, the Company implemented a restructuring plan to combine design centers in India and to reduce its cost structure in North America. Restructuring charges of $0.3 million related to the termination of 30 persons, 13 of whom were located in India and 17 in the United States. In addition, the Company relocated the remaining personnel and equipment from Hyderabad, India to Bangalore, India during the second quarter of 2009. During the third quarter of 2009, the Company incurred $0.5 million of personnel expenses bringing restructuring charges to $1.0 million for the year. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of December 28, 2008	$—	$190	$190
Restructuring charges	1,048	—	1,048
Cash payments	(622)	(190)	(812)

Balance as of September 27, 2009	$426	$—	$426

Note 10 – Tallwood Investment

In order to complete the BBA acquisition, the Company negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company sold to the Tallwood Investors (i) 24 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement was $1.75. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24 million shares of Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment.

The net proceeds for the Tallwood Investment were $38.8 million after capitalizing transaction-related costs of $3.2 million. The $3.2 million in transaction related costs consisted of investment banker, legal and accounting fees.

The value attributed to the Warrants was $7.6 million and was estimated as of August 24, 2009 using the Black-Scholes option pricing model with the assumptions of an expected volatility of 62.5%, expected term of five years, no expected dividends and a risk free interest rate of 2.5%. The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term is five years which is equal to the life of the Warrants. The risk free interest rate is the yield on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

Assuming the exercise of the Warrants and the shares outstanding as of September 27, 2009, the Tallwood Investors would own 52% of the Company’s outstanding common stock post closing. However, through a stockholder agreement, the Tallwood Investors voting rights are restricted to 35%.

The issuance of the securities (described above) to the Tallwood Investors caused a change in ownership within the meaning of Internal Revenue Code Section 382 and limits all unutilized net operating loss carryforwards.

Note 11 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended September 27, 2009 and September 28, 2008 was $0.5 million and $0.3 million, respectively. Rent expense for the nine months ended September 27, 2009 and September 28, 2008 was $1.0 million and $1.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of September 27, 2009 under non-cancelable leases with original terms in excess of one year are $1.0 million for the remainder of 2009, $4.0 million in 2010 and $2.3 million in 2011, $0.5 million in 2012, and 0.8 million in 2013 and thereafter.

Purchase Commitments

The Company has entered into three software license agreements that require aggregate payments of $6.4 million, to be paid as follows: $1.2 million during the remainder of 2009, $2.6 million in 2010, $1.9 million in 2011 and $0.7 million in 2012. In addition, the Company entered into a technology access agreement with payments scheduled for $0.5 million in 2009. As of September 27, 2009, the Company had $7.6 million of inventory purchase obligations with various suppliers.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the various agreements that include indemnity provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with the FASB’s authoritative guidance.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnifications.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. The District Court has taken no action since September 17, 2009; however, an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its financial position, results of operations or cash flows.

Note 12 – Significant Customer Information and Segment Reporting

Authoritative guidance concerning disclosures about segments of an enterprise establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Asia	$19,003	$15,393	$37,910	$51,528
Europe	7,884	5,703	27,469	26,317
North America	2,447	3,082	7,118	5,885

	$29,334	$24,178	$72,497	$83,730

The Company divides its products into the following markets: Broadband DSL, Communication Processor and Other.

Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two segments. Revenue by product market is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Broadband DSL	$20,809	$20,633	$52,347	$71,785
Communications Processors	7,108	3,545	18,733	11,945
Other	1,417	—	1,417	—

	$29,334	$24,178	$72,497	$83,730

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	September 27, 2009	December 28, 2008
United States	$5,280	$5,792
Asia	2,658	3,678
Other	95	127

	$8,033	$9,597

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We outsource all of our semiconductor fabrication, assembly and test functions, which enable us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of ODMs, CMs and OEMs, who, in turn, sell our semiconductors as part of their solutions to carriers. We also sell to distributors, who in turn sell to ODMs, CMs and OEMs. From time to time we utilize sales representatives to market and distribute our products. We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $134.7 million in 2006, $107.5 million in 2007, $106.5 million in 2008 and $72.5 million in the first nine months of 2009.

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

Furthermore, our future revenue growth depends upon new carriers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when carriers will begin to deploy the equipment and at what rate (because we do not control the qualification criteria or process), and the systems manufacturers and carriers do not always share all of the information available to them regarding qualification and deployment decisions.

On August 24, 2009, we acquired the Broadband Access product line (the “BBA”) of Conexant Systems, Inc. (“Conexant”), which includes the product-related intellectual property, patents, fixed assets and inventory of the product line for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the Broadband Access products and engineers to Ikanos’ existing portfolio of VDSL solutions has doubled our size, expanded our reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA is expected to allow us to develop semiconductor and software products for new markets within the digital home in addition to serving our Broadband DSL and Communications Processors businesses and to reduce costs through economies of scale.

In connection with the BBA acquisition, we negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company sold to the Tallwood Investors (i) 24 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The net proceeds for the Tallwood Investment were $38.8 million after capitalizing transaction-related costs of $3.2 million. Assuming full exercise of the Warrants, as of September 27, 2009 Tallwood Investors own approximately 52% of the outstanding shares of Ikanos Common Stock.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 28, 2008, and have not changed materially as of September 27, 2009.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. We believe that the current worldwide recession has affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Revenue increased by $5.2 million, or 21%, to $29.3 million in the three months ended September 27, 2009 from $24.2 million in the three months ended September 28, 2008. The increase was directly attributable to the BBA revenue of $5.2 million. Excluding BBA revenue, our revenue for the third quarter of 2009 remained flat versus the 2008 third quarter sales results. Revenue in Japan has increased substantially from the second quarter of 2009, but still lags the third quarter of 2008. Korean sales are marginally better than the second quarter of 2009, but are considerably ahead of the third quarter of 2008. Increased sales to China and Europe in the third quarter of 2009 offset the effects of Japan and Korea.

Revenue for the nine months ending September 27, 2009 was $72.5 million, a reduction of $11.2 million or 13%, from $83.7 million for the nine months ended September 28, 2008. Excluding BBA revenue, our sales declined by $16.4 million or 20% for the nine month period. The majority of the Ikanos core business decrease for the nine months ended September 27, 2009 as compared to the same period in the prior year relates to a decrease in units shipped. The reduction reflects continuing lower revenue from Korea and Japan, offset partially by an increase in Taiwan. Revenue from Korea was down as OEMs continued to reduce purchases due to the relative weakness of the value of the Korean Won against the U.S. dollar. Japanese revenue declines reflect the worldwide economic slowdown and a slower rate of capital investment in VDSL access.

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

	OEM Customer	Three Months Ended		Nine Months Ended
Our Direct Customer		September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Paltek Corporation	Sumitomo Electric Industries	19%	28%	15%	25%
Sagem	Sagem	17	21	25	18
NEC Corporation of America	NEC Corporation (Magnus)	13	29	16	24
Alcatel-Lucent and its CMs	Alcatel-Lucent	*	*	*	12

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	September 27, 2009	September 28, 2008
Asia	65%	64%	52%	62%
Europe	27	23	38	31
North America	8	13	10	7

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Revenue from Asia has decreased in absolute dollars for both the three and nine months ended September 27, 2009 and decreased as a percentage of total revenue for the nine months ended September 27, 2009 as compared to the same periods in the prior year due to the decrease in volume. Revenue from Europe increased as a percentage of total revenue for the three and nine months ended September 27, 2009 as compared to the prior year as sales declines in Europe were not as great as declines in Asia. Revenue in Asia increased due to higher sales to Greater China offsetting declines in Japan.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 27, 2099	September 28, 2008	September 27, 2009	September 28, 2008
Broadband DSL	71%	85%	72%	86%
Communications Processors	24	15	26	14
Other	5	—	2	—

We divide our products into the following markets: Broadband DSL, Communications Processors and Other. Broadband DSL consists of our central office products, DSL modem-only customer premise equipment products and the DSL value of our integrated devices. Communications Processors includes our stand alone processors and the processor-only value of our integrated devices. Other includes products that do not fall into the other two segments. The change in mix is primarily attributable to decreased revenue of our Broadband DSL products in Japan and Korea while Communication Processor improvement as a percentage of revenue reflects greater European sales.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 27, 2009	September 28, 2008	% Change	September 27, 2009	September 28, 2008	% Change
Cost of revenue	$19,036	$14,212	34%	$44,429	$48,265	(8)%
Research and development	13,290	10,282	29	31,744	33,516	(5)
Sales, general and administrative	9,615	8,142	18	21,295	20,282	5
Operating asset impairments	2,460	12,496	nm	2,460	12,496	nm
Restructuring charges	502	—	nm	1,048	—	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 27, 2009	September 28, 2008	June 28, 2009	September 28, 2008
Cost of revenue	65%	59%	61%	58%
Research and development	45	43	44	40
Sales, general and administrative	33	34	29	24
Operating asset impairments	8	52	3	15
Restructuring charges	2	—	1	—

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

For the three months ended September 27, 2009, cost of revenue, including BBA costs of $3.2 million, were $19.0 million, an increase of $4.8 million, or 33%, compared to $14.2 million for the three months ended September 28, 2008. Excluding BBA costs of $3.2 million, Ikanos core costs were $15.9 million, an increase of $1.7 million, or 12%, over the third quarter of 2008. The increase is attributable to higher amortization of intangibles of $0.3 million and the amortization of the adjustment of the fair value of inventory acquired of $1.1 million in the third quarter of 2009 versus the comparable 2008 period.

Cost of revenue decreased $3.8 million, or 8%, to $44.4 million for the nine months ended September 27, 2009 compared to $48.3 million for the nine months ended September 28, 2008. Excluding BBA costs of $3.2 million, cost of revenue declined $7.0 million, or 15%, from the comparable 2008 nine months. The lower cost of revenue for the nine month period ended September 27, 2009 compared to the same period last year is attributable to our reduced sales volume in 2009.

Our gross margins were 35% for the three months ended September 27, 2009 as compared to 41% for the year ago period. Our gross margins were 39% for the nine months ended September 27, 2009 as compared to 42% for the year ago period. For both the three and nine months ended September 27, 2009, the decrease in gross margins was mainly attributable to the amortization of the fair value adjustment related to the inventory acquired in the BBA acquisition.

Research and Development Expenses

All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our research and development expenses to fluctuate because they are not incurred uniformly throughout the year.

For the three months ended September 27, 2009, R&D expenses were $13.3 million, an increase of $3.0 million, or 29%, from $10.3 million for the comparable 2008 period. The increase is directly attributable to $4.0 million of BBA, predominantly payroll and employee-related expenses. Excluding the BBA expenses of $4.0 million, R&D expenses decreased $1.0 million, or

10%, to $9.3 million for the three months ended September 27, 2009 as compared to $10.3 million for the three months ended September 28, 2008. The change was primarily attributed to a decrease in personnel expenses of $0.6 million, a decrease in stock based compensation of $0.3 million, a decline in depreciation and intangible amortization of $0.4 million and other general reductions. These were partially offset by software and license expenses of $0.8 million.

For the nine months ended September 27, 2009, R&D expenses were $31.7 million, a decrease of $1.8 million or 5%, from $33.5 million for the comparable 2008 period. Excluding the BBA expenses of $4.0 million, R&D expenses decreased $5.8 million, or 17%, to $27.7 million for the nine months ended September 27, 2009 as compared to $33.5 million for the nine months ended September 28, 2008. The change was primarily attributed to a decrease in personnel expenses of $1.8 million, a decrease in stock based compensation $1.9 million, a reduction in depreciation and intangible amortization expenses of $1.1 million and other general cost reductions. These were partially offset by higher design and tapeout expenses of $0.5 million.

Our R&D personnel are located in the United States, India, China and France. As of September 27, 2009, we had 507 people engaged in R&D of which 215 were located in India, 220 were located in the United States and 50 were located in China. Approximately 330 persons were added as a result of the BBA acquisition. As of September 28, 2008, we had 207 people engaged in research and development of whom 103 were located in India and 90 were located in the United States.

Selling, General and Administrative Expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For the three months ended September 27, 2009 SG&A expenses were $9.6 million, an increase of $1.5 million, or 18%, from $8.1 million for the comparable 2008 period. BBA expenses in the third quarter of 2009 were $0.9 million, predominantly payroll and employee related. Excluding BBA expenses, SG&A expenses increased by $0.6 million for the three months ended September 27, 2009, or 6%, to $8.7 million compared to $8.1 million for the three months ended September 28, 2008. Lower stock based compensation of $1.4 million, lower severance expenses of $0.6 million and lower personnel expenses of $0.5 million were offset by BBA transaction-related expenses of $2.6 million and other general expenses.

For the nine months ended September 27, 2009 SG&A expenses were $21.3 million, an increase of $1.0 million, or 5%, from $20.3 million for the comparable 2008 period. Excluding BBA expenses of $0.9 million, SG&A expenses were essentially flat at $20.3 million for the nine months ended September 27, 2009 and September 28, 2008. Lower stock-based compensation of $2.3 million, depreciation and amortization of $0.6 million and salaries of $0.6 million and severance expenses of $0.6 million were offset by transaction-related expenses of $4.0 million and higher intangible expenses of $0.3 million. As of September 27, 2009, SG&A headcount was 127 compared to 95 at September 28, 2008. Approximately 50 people were added as a result of the BBA acquisition.

Operating Asset Impairments

When we acquired the Conexant BBA product line in August 2009, we assigned a value of $4.9 million to in-process research and development. IPR&D comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not required and was abandoned. Accordingly, the Company recorded an operating asset impairment charge of $2.5 million.

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

Restructuring

During the first quarter of 2009, we implemented a restructuring plan to combine design centers in India and to reduce our cost structure in the United States. Restructuring charges of $0.3 million related to the termination of 30 employees, 13 of which were located in India and 17 in the United States. In addition, we relocated our remaining personnel and equipment from Hyderabad, India to Bangalore, India during the second quarter of 2009 incurring expenses of $0.2 million. During the third quarter of 2009, we incurred $0.5 million of severance charges bringing restructuring expenses to $1.0 million for the year.

Interest Income, Net

Interest income, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income was $0.1 million for the three months ended September 27, 2009 as compared to $0.4 million for the three months ended September 28, 2008. The decrease was due to lower investment balances and lower interest rates. Interest income, net decreased to $0.6 million for the nine months ended September 27, 2009 as compared to $1.7 million for the nine months ended September 28, 2008. The decrease was due to a realized loss on the sale of an investment, lower balance of cash and investments and a decrease in interest rates.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The Company maintains a full valuation allowance for its tax assets as a result of recurring losses. The provision for income taxes was immaterial for the three and nine month periods ended September 27, 2009 and September 28, 2008, respectively.

The issuance of the securities (described in Note 10) to the Tallwood Investors caused a change in ownership within the meaning of Internal Revenue Code Section 382 and limits all unutilized net operating loss carryforwards.

Net Loss

As a result of the above factors, we had a net loss of $15.5 million for the three months ended September 27, 2009 compared to a net loss of $26.7 million for the three months ended September 28, 2008. We had a net loss of $30.0 million for the nine months ended September 27, 2009 compared to a net loss of $35.4 million for the nine months ended September 28, 2008.

We have incurred net losses for much of our history. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. We believe that the greater scale achieved by acquiring the BBA product line from Conexant Systems has increased, and will continue to substantially increase, our revenue each quarter. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on higher volumes, consolidating business with vendors and reducing raw materials costs. The BBA product line transaction also provides us the opportunity to reduce redundant functions and related expenses. As such, we believe expenses as a percentage of revenue will be reduced. It is our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles, within the first year after acquiring the BBA product line.

Liquidity and Capital Resources

Since December 28, 2008, cash and investments decreased by $25.5 million to $38.9 million as of September 27, 2009. We have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related expenses. We have used, and intend to continue to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

As described above, on August 24, 2009, we purchased the BBA product line from Conexant for $53.1 million and the assumption of liabilities of approximately $6.4 million. Also on August 24, 2009, we sold to Tallwood Investors 24 million shares of our common stock and 7.8 million warrants to purchase our common stock in the future at a share price of $1.75 for $42.0 million. Net of certain banking, accounting and legal fees amounting to $3.2 million, we received $38.8 million.

The following table summarizes our statement of cash flows for the nine months ended September 27, 2009 and September 28, 2008 (in millions):

	2009	2008
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of year	$27.2	$65.1
Net cash used by operating activities	(9.3)	(0.2)
Net cash used by investing activities	(38.8)	(21.3)
Net cash provided (used) by financing activities	38.8	(4.5)

Cash and cash equivalents - end of period	$17.9	$39.1

Operating Activities

For the nine months ended September 27, 2009, we used $9.3 million of net cash in operating activities, while incurring a net loss of $28.0 million. Included in the net loss was approximately $14.9 million in various non-cash expenses consisting of depreciation and amortization, stock-based compensation expense, amortization of intangible assets and acquired technology and an intangible asset impairment of $2.5 million. Operating cash flows also benefited from higher accounts payable and accrued liabilities of $12.1 million. Operating cash flows decreased as a result of increased accounts receivable of $5.5 million, increased inventory of $1.5 million (net of inventory acquired in the BBA acquisition) and increased prepaid and other assets of $1.4 million.

For the nine months ended September 28, 2008, we used $0.2 million of net cash in operating activities, while incurring a net loss of $35.4 million. Included in the net loss was approximately $37.6 million in various non-cash expenses and charges consisting of depreciation and amortization, stock based compensation expense, asset and investment impairments, amortization of intangible assets and acquired technology and purchased in-process research and development. Operating cash flows also benefited from a decrease in accounts receivable of $3.3 million and a decrease in prepaid expenses of $0.1 million. The decrease in accounts receivable was primarily due to decreased sales volume during this past quarter as compared to the three months ended September 30, 2007. These sources of operating cash flows were offset primarily by a decrease in accounts payable and accrued liabilities of $5.2 million and an increase in inventory of $0.6 million. The decrease in accounts payable and accrued liabilities was primarily due a decrease in our volume of inventory purchases at the end of the quarter as well as various other payments in the ordinary course of business.

Investing Activities

Investing activities used $37.4 million for the nine months ended September 27, 2009, primarily consisting of the net purchase of Conexant BBA of $53.1 million and purchases of short term investments amounting to $6.6 million offset by sales of short-term investments of $22.7 million. Purchases of property, plant and equipment amounted to $0.4 million. We used net cash in investing activities of $21.3 million for the nine months ended September 28, 2008, primarily consisting of $11.9 million used in the Centillium DSL acquisition, $8.5 million in net purchases of short-term investments and $0.9 million in purchases of property and equipment.

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

Financing Activities

Our financing activities included $38.8 million for the nine months ended September 27, 2009 as a result of a cash investment by Tallwood Venture Capital marginally offset by certain restricted stock unit transactions in the first nine months. We used net cash in financing activities totaling $4.5 million for the nine months ended September 28, 2008. We purchased approximately 1.6 million shares of our Company stock for $5.2 million, retiring 1.0 million shares and holding 0.6 million shares as treasury stock. These purchases were offset by $0.7 million in cash provided from employees exercising stock options.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including the requirements of the current Ikanos business combined with the Broadband Access product line, our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of September 27, 2009, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Payment due by period
	Total	Remainder of 2009	2010 and 2011	2012 and Thereafter
Operating lease payments	$8.6	$1.0	$6.3	$1.3
Software	6.4	1.2	4.5	0.7
Technology access agreement	0.5	0.5	—	—
Inventory purchase obligations	7.6	7.6	—	—

	$23.1	$10.3	$10.8	$2.0

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 27, 2009, we did not hold derivative financial instruments.

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

As of September 27, 2009, we had cash, cash equivalents and investments totaling $38.9 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.1 million.

Investment Risk

Our marketable securities portfolio as of September 27, 2009 was $33.0 million and approximately 3.1% of the portfolio are auction rate securities. Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days but with contractual maturities that can be well in excess of ten years. At the end of each reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. These securities are subject to fluctuations in fair value depending on the supply and demand at each auction. The portfolio includes $7.2 million (at cost) invested in auction rate securities all of which are currently associated with failed auctions and have been in a loss position for over 12 months. Based on an analysis of impairment factors, we recorded an other-than-temporary impairment loss of approximately $6.2 million during the third quarter of 2008 related to these auction rate securities. The funds associated with the securities for which auctions have failed will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured. These investments have maturities from 2025 to 2050.

We have classified the auction rate securities as Level 3 in accordance with the FASB’s authoritative guidance related to fair value measurements. We valued the auction rate securities using a discounted cash flow model. Assumptions used in valuing each of the auction rate securities include the stated coupon rate and maturity date on the note and one unobservable input; an estimated discount rate. The discount rate is an estimate of what we believe the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, the Chinese yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the three months ended September 27, 2009 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. The District Court has taken no action since September 17, 2009; however, an adverse result in the litigation could have a material effect on its financial statements.

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

Risks Related to Ikanos’ Acquisition of the BBA Product Line

Benefits anticipated from acquiring the Broadband Access product line from Conexant Systems, Inc may not occur if we are not successful in achieving the synergies expected from integrating the sales, operations and engineering functions of the two businesses.

We expect to realize a number of synergies from integrating the Broadband Access product line with Ikanos’ existing business. We expect the combined revenue to more than double our current revenue levels, on a quarterly and annual basis. We also anticipate gross margin synergies of $4 million to $6 million annually, due to greater wafer volumes, and thus lower pricing, at one of our wafer foundries as well as other supply chain consolidations. Additionally, based upon planned reductions in the headcount, elimination of duplicate overhead and general and administrative costs in the combined business, we currently plan to reduce overall operating expenses. These synergies are expected to result in the combined company being profitable within the first year after the transaction is closed. However, our anticipated revenues could be negatively affected by lower-than-expected order rates from our key customers and increased pricing pressure from our larger competitors. It could also take longer than now scheduled for us to reduce headcount to the levels in our plan. With respect to cost savings from outside vendors including our foundries and packaging subcontractors, those savings are dependent upon negotiations which have not yet been completed, and may not result in the savings on which our future profitability estimates are based. Furthermore, the Broadband Access product line may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

Ikanos may not be able to realize all the benefits of the acquisition of the assets of the Broadband Access product line of Conexant.

The acquisition by Ikanos of the assets of the Broadband Access product line of Conexant using the proceeds from the sale of the Securities to the Tallwood Investors involves the integration of two businesses that previously operated independently. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses presents a significant challenge to management. Ikanos cannot assure that it will be able to integrate and manage these operations effectively. The failure to successfully integrate in a timely manner, or at all, could have an adverse effect on the results of operations and financial condition of Ikanos. The difficulties of combining Ikanos with the assets of the Broadband Access product line of Conexant include:

•	the necessity of coordinating geographically separated organizations;

•	implementing common systems and controls;

•	integrating personnel with diverse business backgrounds;

•	the challenges in developing new products and services that optimizes the assets and resources of the two businesses;

•	integrating the businesses’ technology and products;

•	combining different corporate cultures;

•	unanticipated expenses related to integration, including technical and operational integration;

•	retaining key employees; and

•	retaining and maintaining relationships with existing customers, as well as needed distributors and other partners.

Also, the process of integrating operations could cause an interruption of, or loss of momentum in the combined company’s activities. The diversion of management’s attention and any delays or difficulties encountered in connection with the integration of the operations could have an adverse effect on the business and results of operations of Ikanos.

Risks Related to Ikanos’ Customers and Markets

Ikanos’ quarterly operating resultshave fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication service providers’ capital spending cycles, their purchasing practices, the design win process as well as other factors. As a result, Ikanos may fail to meet or exceed its revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of Ikanos Common Stock to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand and excess inventories held by Ikanos’ customers, OEMs, and their customers, the telecommunications service providers (also called “service providers”). To respond to these downturns, many service providers slow their capital expenditures, change their purchasing practices to use refurbished rather than new equipment – thereby reducing the demand for new semiconductors by our direct customers, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice.

Quarterly fluctuations in revenue are characteristic of Ikanos’ industry. And given the concentration of Ikanos’ revenue among a few significant customers and given their buying patterns, Ikanos has experienced, and is likely to experience again, significant quarterly fluctuations of revenue.

Ikanos wins supply relationships by working with OEMs and service providers to have its semiconductors and software designed into systems that will be deployed by service providers over multiple quarters. At any given time, as is currently the case, Ikanos is competing for one or more of these design wins. If Ikanos is not successful in obtaining these design wins, its revenue results would be negatively affected. Even when Ikanos is designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to the OEMs’ test and evaluation cycle, demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. These factors may result in deployment delays from six months to over a year. Ikanos is aware of such deployment delays currently affecting various customers.

The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect Ikanos’ ability to ship products. Accordingly, Ikanos’ operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of Ikanos Common Stock to decline.

Historically, Ikanos’ expenses have fluctuated, and are likely to continue to fluctuate, due to factors including new product releases and acquisitions.

Ikanos’ expenses are also subject to quarterly fluctuations resulting from various factors. Fluctuations in Ikanos’ operating expenses may be due to a number of factors, including, but not limited to, higher expenses associated with new product releases, costs of design tools, large up-front license fees to third parties for intellectual property integrated into our products, as well as extraordinary expenses related to acquisitions of other businesses, such as the acquisitions of product lines from Centillium Communications and Conexant Systems in the past two years. Other factors are identified throughout this Risk Factors section. As a result, quarter to quarter comparisons of Ikanos’ operating expenses and results should not be relied on as an indicator of future performance. If Ikanos’ operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of Ikanos Common Stock may decline.

The ongoing worldwide recession could dampen demand for services based upon Ikanos’ products.

Ikanos’ business is not directly tied to the reported causes of the on-going recession. However, Ikanos believes that consumer-targeted broadband services, which are deployed using Ikanos’ technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economic situation, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing Ikanos’ products. Accordingly, the OEMs’ demand for Ikanos’ products could drop further, potentially having a materially negative effect on Ikanos’ revenue.

Ikanos has a history of losses, and future losses may cause the market price of Ikanos Common Stock to decline. Ikanos may not be able to reduce its expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since its inception, Ikanos has only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, Ikanos incurred significant net losses, and Ikanos incurred losses in the past fourteen quarters. Beginning in 2006, accounting rules required Ikanos to report stock-based compensation as an expense, which has comprised a substantial portion of its quarterly and annual losses, as reported on a GAAP basis. Ikanos incurred a net loss of $15.5 million and $28.0 million for the three and nine months ended September 27, 2009, respectively, and has an accumulated deficit of $211.8 million as of September 27, 2009. To achieve profitability again, Ikanos will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Because many of its expenses are fixed in the short term, or are incurred in advance of anticipated sales, Ikanos may not be able to continue to hold down its costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as Ikanos experienced in the fourth quarter of 2006. Ikanos may not be able to achieve profitability again and, even if it were able to attain profitability again, Ikanos may not be able to sustain profitability on a quarterly or an annual basis in the future.

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

Ikanos currently expects its current semiconductor products, including the product lines that Ikanos acquired from Conexant Systems, to account for substantially all of its revenue for the foreseeable future. If Ikanos is unable to develop new products or to successfully integrate acquired products and technology to meet its customers’ demand in a timely manner, if demand for its semiconductors declines or fails to grow, or if the broadband, network processor or other markets addressable by Ikanos products do not materialize as expected, it would harm Ikanos’ business. In addition to being affected by global macroeconomic factors, the markets for Ikanos’ products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If Ikanos or its OEM customers are unable to manage product transitions in a timely and cost-effective manner, Ikanos’ revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase Ikanos’ cost of revenue and adversely affect its operating performance.

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

Because Ikanos depends on a relatively small number of significant customers for a substantial portion of its revenue, the loss of any of its key customers, its inability to continue to sell existing and new products to its key customers in significant quantities or its failure to attract new significant customers could adversely impact its revenue and harm its business.

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

Direct Customer	OEM Customer	Year Ended December 30, 2007	Year Ended December 28, 2008	Nine Months Ended September 27, 2009
Sagem	Sagem	20%	21%	25%
NEC Corporation	NEC Corporation	29	25	16
Paltek Corporation	Sumitomo Electric Industries	*	23	15
Alcatel-Lucent and its CMs(a)	Alcatel-Lucent	*	11	*
Altima Corporation	Sumitomo Electric Industries	12	*	*
Uniquest	Dasan, Millinet and Ubiquoss	11	*	*

*	Less than 10%
(a)	Alcatel and Lucent Technologies, subsequent to their 2007 merger, accounted for a combined 10% of Ikanos’ revenue in 2007.

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

Ikanos has historically derived a substantial amount of its revenue from a limited number of geographic markets. If Ikanos fails to successfully diversify the geographic sources and customer base of its revenue in the future, its operating results could be harmed.

Prior to the acquisition of the BBA product line, a substantial portion of Ikanos’ revenue was derived from sales into Japan, Korea and France, and its revenue has been heavily dependent on market growth in these countries. The products added as a result of the BBA acquisition now extend Ikanos’ geographic reach to China and India, and significantly expand our presence in North America. Even with these new and expanded markets, Ikanos’ sales are subject to economic downturns, decrease in demand and overall negative market conditions in a relatively few number of specific economies. For instance, a slowdown in growth of fiber extension over copper and broadband over copper subscribers in Asia has caused Ikanos’ revenue in that market to decline, and may prevent that revenue stream from returning to historical levels. While part of its strategy is to continue to diversify the geographic sources and customer base of its revenue, Ikanos’ failure to successfully penetrate markets other than those served by its existing customers, and diversify its customer base could harm its business and operating results.

In the past year, Ikanos has experienced a turnover in several senior management positions, and may be unable to attract, retain and motivate key senior management and technical personnel, which could harm its development of technology and ability to be competitive.

In the current quarter, the Company has added a new Chief Operating Officer, a new Chief Technology Officer and a new Senior Vice President of Worldwide Sales. In addition, a new Vice President of Operations joined the Company in April 2009. As required, Ikanos seeks out highly-qualified candidates to fill positions throughout its business. Ikanos will continue to examine ways to improve its processes, productivity and results.

Ikanos’ future success depends to a significant extent upon the continued service of its senior executives and key technical personnel as well as the integration of new senior executives. Ikanos does not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact Ikanos’ customer relationships, employee morale, and its ability to operate in compliance with existing internal controls and regulations and harm its business.

Furthermore, Ikanos’ future success depends on its ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Stock options and other forms of incentive equity grants generally comprise a significant portion of Ikanos’ compensation packages for all employees, and as long as the price of Ikanos Common Stock remains depressed it may make it more difficult for Ikanos to attract and retain key employees, which could harm its ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. Ikanos has periodically reduced or reorganized its staff in response to business conditions. Workforce reductions and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect Ikanos’ ability to deliver its products in a timely fashion and otherwise negatively affect its business.

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

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over Ikanos, including through its ability to elect three of seven members of Ikanos’ Board of Directors.

The Securities owned by the Tallwood Investors represent approximately 45% of the outstanding shares of Ikanos Common Stock (excluding the exercise of the Warrants). Assuming the full exercise of the Warrants, the Securities owned by the Tallwood Investors will represent 52% of the outstanding shares of Ikanos Common Stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of the outstanding Common Stock of Ikanos in the same proportion as the votes cast by all the other Ikanos stockholders. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the Stockholder Agreement to maintain their ownership interest in Ikanos in subsequent equity offerings by Ikanos. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of Ikanos’ stockholders. The Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three out of seven directors to Ikanos’ Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Ikanos Common Stock. As a result, the directors elected to Ikanos’ Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by Ikanos’ Board of Directors. The Stockholder Agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our Common Stock. The Tallwood Investors may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

The market price of Ikanos Common Stock may decline as a result of future sales of the Securities by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Investors ownership of 45% of Ikanos’ outstanding common on the trading activity in and market price of Ikanos Common Stock. Pursuant to the Stockholder Agreement, we have granted the Tallwood Investors and their permitted transferees registration rights for the resale of the shares of Ikanos Common Stock and shares of Ikanos Common Stock underlying the Warrants, in each case, included in the Securities. Under the terms of the registration rights, Ikanos will file a registration statement within 180 days of August 24, 2009, the date the Securities Purchase Agreement with Tallwood closed. These registration rights will facilitate the resale of such securities into the public market, and any such resale would increase the number of shares of Ikanos Common Stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of Ikanos Common Stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of Ikanos Common Stock.

Holders of Ikanos Common Stock will not be entitled to elect a certain number of directors of Ikanos while the Tallwood Investors control a voting share of Ikanos Series A Preferred (the “Voting Share”).

As the holder of the Voting Share, Tallwood III Partners, L.P., has the right to designate three members out of seven members to Ikanos’ Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Ikanos Common Stock. During the time they control the Voting Share, the Tallwood Investors will be able to exert significant influence over Ikanos and may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

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

Ikanos is a fabless semiconductor company in that it does not own or operate a fabrication or manufacturing facility. Currently, nine wafer foundries and six outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Thailand, Taiwan, and the United States manufacture, assemble and test all of Ikanos’ semiconductor devices in current production. While Ikanos works with multiple suppliers, only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, Ikanos is greatly dependent on a limited number of suppliers to deliver quality products on time.

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

In the fall of 2008, Ikanos received notice that one of its subcontractors would close a fabrication facility where two of its products are made. The fabrication facility has ceased manufacturing products. Accordingly, Ikanos made arrangements for its subcontractor to build an adequate supply of the two products fabricated at this facility sufficient to meet its anticipated demand for the remaining lifetime of these products.

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

The ability of each of Ikanos’ subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although Ikanos has purchase order commitments to supply specified levels of products to its OEM customers, Ikanos does not have a guaranteed level of production capacity from any of its subcontractors’ facilities that it depends on to produce semiconductors. Facility capacity may not be available when Ikanos needs it or at reasonable prices. Ikanos places its orders on the basis of Ikanos’ OEM customers’ purchase orders or its forecast of customer demand, and Ikanos’ subcontractors may not be able to meet its requirements in a timely manner. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to it on short notice. It is possible that Ikanos’ subcontractors’ other customers that are larger and better financed than Ikanos, or that have long-term agreements with Ikanos’ subcontractors, may have induced the subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair Ikanos’ ability to deliver products on a timely basis.

In addition, due to the weak global economy, some of Ikanos’ subcontractors laid off employees over the past year and/or shortened work schedules. These reductions in labor and factory operations have resulted in sporadic capacity constraints that could impair Ikanos’ ability to obtain finished products in time to meet customer demand.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, Ikanos may enter into various arrangements with subcontractors that could be costly and negatively affect its operating results, including:

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

Ikanos may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce Ikanos’ financial flexibility and not be on terms favorable to Ikanos. Moreover, if Ikanos is able to secure facility capacity, it may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and could harm Ikanos’ business.

If Ikanos’ subcontractors’ manufacturing facilities do not achieve satisfactory quality or yields, Ikanos’ relationships with its customers and its reputation will be harmed, its revenue, gross margin and operating results could decline.

Defects in Ikanos’ products may not be always detected by the testing process performed by Ikanos’ subcontractors or by Ikanos’ staff. Those defects can result from a variety of causes, including but not limited to manufacturing problems or intellectual property licensed from third parties. If defects are discovered after it has shipped products, Ikanos has experienced, and could continue to experience, warranty and consequential damages claims from its customers.

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

Although Ikanos works closely with its subcontractors to minimize the likelihood of reduced manufacturing yields, the subcontractors’ facilities have from time to time experienced lower than anticipated manufacturing yields that have, in turn, resulted in Ikanos’ inability to meet its customer demand. Ikanos has been experiencing manufacturing defect rates for one of its products that are higher than the rates it experiences with its other products. We believe that our operations and quality teams have been able to reduce the defect rate for this product toa normal level. However, if Ikanos experiences these issues again in the future, its revenues could be materially reduced and its warranty-related costs could be materially higher than currently anticipated.

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

Ikanos places orders with its suppliers based on the forecasts of its OEM customers’ demand. Ikanos’ forecasts are based on multiple assumptions, each of which may introduce errors into Ikanos’ estimates. In the past, when the demand for its OEM customers’ products increased significantly, Ikanos was not able to meet demand on a timely basis, and Ikanos expended a significant amount of time working with its customers to allocate limited supply and maintain positive customer relations As our network of distributors increases, it increases the possibility that the Company may receive orders from these distributors that have a delivery date sooner than our manufacturing subcontractors can build and deliver product to us. In the past Ikanos has experienced situations in which lead times discussed with customers were shorter than the manufacturing lead times available for the products ordered by those customers. We have had to work with these customers and our manufacturing subcontractors, to better align our ability to deliver products with our customers’ expectations.

If Ikanos underestimates or is otherwise surprised by increases in customer demand, it may forego revenue opportunities, lose market share and damage customer relationships. Conversely, if Ikanos overestimates customer demand, it may allocate resources to manufacturing products that it may not be able to sell. As a result, Ikanos would have excess or obsolete inventory, resulting in a decline in the value of its inventory, which would increase its cost of revenue and create a drain on Ikanos’ liquidity. Ikanos’ failure to accurately manage inventory against demand would adversely affect its financial results.

To remain competitive, Ikanos needs to continue to reduce the cost of its semiconductor chips, which includes migrating to smaller geometrical process, and Ikanos’ failure to do so may harm its business.

Ikanos periodically evaluates the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. Ikanos has designed its products to be manufactured in 0.8 micron – 0.065 micron geometry processes. Ikanos may migrate some of its current products to smaller geometry process technologies, and over time, Ikanos is likely to migrate to even smaller geometries. The smaller geometry generally reduces Ikanos’ production costs, which may enable it to be competitive in its pricing. The transition to smaller geometries requires Ikanos to work with its subcontractors to modify the manufacturing processes for its products, to develop new and more complex quality assurance tests and to redesign some products. In the past, Ikanos has experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. Ikanos may face similar difficulties, delays and expenses as it continues to transition its products to smaller geometry processes, all of which could harm Ikanos’ relationships with its customers, and its failure to do so would impact its ability to provide competitive prices to customers, which would have a negative impact on Ikanos’ sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that Ikanos currently uses, and its migration to these newer process technologies can result in significantly higher research and development expenses.

The complexity of Ikanos’ products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage its reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that Ikanos offers frequently contain defects (commonly referred to as “bugs”), particularly when they are first introduced or as new versions are released. In the past, Ikanos has experienced, and may in the future experience, defects or bugs in its products. These defects or bugs may originate in third party intellectual property incorporated into Ikanos’ products as well as in technology or software designed by its engineers. Some customers do not detect defects that are experienced later by other customers due to variations in how each customer integrates our semiconductors into their equipment. If any of its products contains defects or bugs, or have reliability, quality or compatibility problems, Ikanos’ reputation may be damaged; and its OEM customers may be reluctant to buy its products, which could harm Ikanos’ ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of Ikanos’ products to its customers.

Third-party claims of infringement or other claims against Ikanos could adversely affect its ability to market its products, require Ikanos to redesign its products or seek licenses from third parties, and harm Ikanos’ business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of Ikanos’ resources.

Companies in the semiconductor industry and intellectual property holding companies (also called “patent trolls”) often aggressively protect and pursue their intellectual property rights. From time to time, Ikanos receives, and is likely to continue to receive in the future, notices that claim Ikanos’ products infringe upon other parties’ proprietary rights. We are also aware that Conexant Systems was recently sued by a patent holder that alleges that certain products which were acquired as part of the BBA product line acquisition, infringe a patent held by that party. At this time, Ikanos has not been named as a party to that litigation. While Ikanos does not believe that it is currently infringing on the proprietary rights of the party in the Conexant litigation, or any other third parties, Ikanos may in the future be engaged in litigation with parties who claim that it has infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of Ikanos’ patents, and it is possible that Ikanos would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent Ikanos from manufacturing or selling some of its products, could increase its costs of products and could expose Ikanos to significant liability. Any of these claims could harm Ikanos’ business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require Ikanos to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, Ikanos may be liable for damages for past infringement and royalties for future use of the technology and it may be liable for treble damages if infringement is found to have been willful. Even if claims against Ikanos are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Any potential dispute involving Ikanos’ patents or other intellectual property could also include Ikanos’ manufacturing subcontractors and OEM customers and/or service providers using Ikanos’ products, which could trigger Ikanos’ indemnification obligations to one or more of them and result in substantial expense to us.

In any potential dispute involving Ikanos’ patents or other intellectual property, Ikanos’ manufacturing subcontractors and OEM customers could also become the target of litigation. Because Ikanos often indemnifies its customers for intellectual property claims made against them for products incorporating Ikanos’ technology, any litigation could trigger technical support and indemnification obligations in some of Ikanos’ license agreements, which could result in substantial expenses such as increased legal expenses, damages for past infringement or royalties for future use. From time to time, Ikanos receives notices that customers have received potential infringement notices from third parties. While Ikanos has not incurred any indemnification expenses as a result of notices received to date, any future indemnity claim could adversely affect Ikanos’ relationships with its OEM customers and result in substantial costs to Ikanos.

Ikanos faces intense competition in the semiconductor industry and the broadband communications markets, which could reduce its market share and negatively impact its revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and network processing markets, Ikanos currently competes or expects to compete with, among others, Aware, Inc., Broadcom Corporation, Broadlight, Cavium Networks, Freescale Semiconductor, Inc., Infineon Technologies A.G., Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp, Teknovus and TrendChip Technologies Corp. Ikanos expects competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for Ikanos’ products and market share.

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

Many of Ikanos’ competitors may have stronger manufacturing subcontractor relationships than Ikanos has. In addition, many of Ikanos’ competitors have extensive technology libraries that could enable them to incorporate broadband or network processing technologies into a more attractive product line than Ikanos’. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than Ikanos does. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address Ikanos’ markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. Ikanos cannot assure that it will be able to compete successfully against current or new competitors, in which case Ikanos may lose market share in its existing markets and its revenue may fail to increase or may decline.

Other data transmission technologies and network processing technologies may compete effectively with the service provider services addressed by Ikanos’ products, which could adversely affect Ikanos’ revenue and business.

Ikanos’ revenue currently is dependent upon the increase in demand for service provider services that use broadband technology and integrated residential gateways. Besides xDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a service provider decides to deploy fiber-to-the-home, Ikanos’ xDSL products are not required. For example, a major service provider in Korea announced its intention to use more fiber-to-the-home deployments in the future. Such deployments of fiber may be in lieu of xDSL products. If more service providers decide to use FTTH deployments, it could harm Ikanos’ business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies Ikanos provides, the demand for Ikanos’ products may decrease and Ikanos’ business would be harmed.

If Ikanos is unable to develop, introduce or to achieve market acceptance of its new semiconductor products, Ikanos’ operating results would be adversely affected.

Ikanos’ future success depends on its ability to develop new semiconductor products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select its products for design into their new systems. Ikanos’ historical quarterly results have been, and Ikanos expects that its future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time Ikanos has experienced delays in completing the development and introduction of new products. Ikanos has in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In addition, Ikanos has substantially expanded its product line, and the resulting product development and support demands on our engineering organization, through the recently-completed acquisition of the BBA product line from Conexant Systems.

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

Ikanos currently obtains substantially all of its manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and has a significant portion of its research and development team located in China, India and France. In addition, 90% of Ikanos’ revenue for the nine months ended September 27, 2009 and 92% of Ikanos’ revenue for the year ended December 28, 2008 was derived from sales to customers outside the United States. Ikanos has expanded its international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Ikanos maintains extensive operations internationally. Ikanos has offices in China, India and other offices in France, Germany, Japan, Korea, Singapore and Taiwan. Ikanos incurs a portion of its expenses in currencies other than the U.S. dollar, including the Chinese Yuan, Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, Ikanos may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because Ikanos reports its results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of Ikanos’ operating results. In addition, Ikanos’ sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for Ikanos to predict and/or provide guidance on its results. Currently, Ikanos has not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and it cannot predict future currency exchange rate changes.

Several of the facilities that manufacture Ikanos’ products, most of its OEM customers and the service providers they serve, and its California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of Ikanos’ subcontractors’ facilities that manufacture, assemble and test its products, and four of Ikanos’ subcontractor’s wafer foundries, are located in Malaysia, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in Ikanos’ experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and Ikanos’ products in general. Ikanos’ headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of Ikanos’ facilities is located, it could significantly disrupt its operations.

Ikanos’ investments in marketable securities may experience further decline in value, which would require us to recognize a charge and adversely affect Ikanos’ operating results.

Ikanos’ marketable securities portfolio, which totals $33.0 million at September 27, 2009, includes auction rate securities of $1.0 million ($7.2 million at original cost). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. Ikanos recorded an other-than-temporary impairment charge of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although Ikanos believes that $1.0 million is the current fair value of these securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in Ikanos’ statement of operations.

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

The closing sale price of Ikanos’ common stock on the NASDAQ Global Market for the period of January 1, 2007 to September 30, 2009 ranged from a low of $1.02 to a high of $9.34.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. The District Court has taken no action since September 17, 2009; however, an adverse result in the litigation could have a material effect on its financial statements.

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

In order to complete the BBA acquisition, the Company negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company sold to the Tallwood Investors (i) 24 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The transaction was completed on August 24, 2009 and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24 million shares of Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment. The transaction was undertaken without an underwriter. It is anticipated that the securities will be registered during the first quarter of 2010.

The Company has used the proceeds from the Tallwood Investment to fund the purchase of the Broadband Access product line from Conexant.

Item 4.	Submission of Matters to a Vote of Security Holders

Set forth is information concerning each matter submitted to a vote at the Special Meeting of Stockholders held on August 21, 2009:

Proposition No. 1: To approve the issuance of (i) 24,000,000 shares of Ikanos Common Stock, (ii) warrants to purchase up to 7,800,000 shares of Ikanos Common Stock and (iii) one share of Ikanos Series A Preferred Stock to the Tallwood Investors in accordance with the terms of a securities purchase agreement with the Tallwood Investors.

For: 20,876,033                        Against: 927,593                        Abstain: 2,864

Proposition No. 2: To approve an amendment to Ikanos’ Certificate of Incorporation to increase the number of shares of authorized capital stock of Ikanos from 51,000,000 to 100,000,000, comprised of an increase in Ikanos Common Stock from 50,000,000 to 99,000,000 shares and maintaining the 1,000,000 undesignated shares of preferred stock currently authorized.

For: 20,874,767                        Against: 929,159                        Abstain: 2,564

Proposition No. 3: To approve an amendment and restatement of the Ikanos 2004 Equity Incentive Plan, referred as the Plan to (i) increase the number of shares of Ikanos Common Stock reserved for issuance under the Plan by 5,500,000 shares and (ii) allow Ikanos to continue to deduct in full for federal income tax purposes the compensation recognized by its executive officers in connection with certain awards granted under the Plan.

For: 12,953,865                        Against: 8,847,056                        Abstain: 5,569

Proposition No. 4: To adjourn or postpone the special meeting to a later date or time, if necessary or appropriate, to solicit additional proxies in the event there are insufficient votes at the time of such adjournment or postponement to approve the other proposals.

For: 18,033,851                        Against: 3,760,231                        Abstain: 12,407

Item 6.	Exhibits

An Exhibit Index has been attached as part of this Quarterly Report on Form 10-Q and is incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: November 5, 2009	By:	/s/ Michael Gulett
Michael Gulett
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 5, 2009	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 27, 2009

Exhibit Number	Description
10.1	2009 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 12, 2009 (File No. 000-51532).

10.2	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 27, 2009 (File No. 000-51532).

10.3*	Amended and restated 2004 Equity Incentive Plan (as amended and restated through August 21, 2009).

10.4	Entry into an Asset Purchase Agreement. Incorporated by reference to the Registrant’s Current Repot on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

10.5	Entry into a Securities Purchase Agreement. Incorporated by reference to the Registrant’s Current Repot on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532)

10.6	Entry into a Stockholder Agreement. Incorporated by reference to the Registrant’s Current Repot on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532)

10.7	Offer letter dated August 6, 2009 between the registrant and Dan Karr. Incorporated by reference to the Registrant’s Current report of Form 8-K filed with the SEC on September 3, 2009 (file No. 000-51532)

10.8	Separation and Release Agreement with Nick Shamlou dated as of September 9, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2009 (file No. 000-51532)

10.9*	Separation and Release Agreement with Chandrashekhar Khandekar dated as of September 25, 2009.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.