Form 10-K
period 2010-01-03
IKANOS COMMUNICATIONS
filed 2010-03-18
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 3, 2010

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 28, 2009 (the last day of Registrant’s second quarter of fiscal 2009), was approximately $37,325,429, based upon the June 26, 2009 closing price of the Common Stock as reported on the NASDAQ Global Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2010, there were 54,045,866 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement for the 2010 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy and plans and objectives of management for future operations, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

•	our history of losses;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	cyclical and unpredictable decreases in demand for our semiconductors;

•	our ability to adequately forecast demand for our products;

•	factors affecting our quarterly results;

•	our sales cycle;

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	market acceptance of new products and technologies;

•	the complexity of our technology;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	our dependence on and qualification of foundries to manufacture our products;

•	production capacity;

•	our customer relationships;

•	the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

These risks are not exhaustive. Other sections of this annual report on Form 10-K include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

Overview

Ikanos Communications, Inc. is a leading provider of advanced broadband semiconductor and software products for the digital home. The Company’s broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of unique digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bitrate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product-solutions to the service provider market.

We offer multiple product lines in the fiber, VDSL and ADSL markets. Our standalone communications processors support a variety of wide area network (WAN) topologies including passive optical network (PON), DSL, wireless metropolitan area networks (WiMAX) and Ethernet; our integrated communications processor and ADSL data pump can be used for modems and other devices targeting the ADSL modem market; and our VDSL standalone chipsets and integrated communications processors enable the broadband over copper market and provide transmission rates up to 100 megabits per second (Mbps) downstream and upstream.

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

Acquisitions

In February 2006, we acquired the communication processor product line from Analog Devices, Inc. (ADI), which we refer to as the CPA acquisition, which consists of communication processor and ADSL assets, for $32.7 million in cash. The CPA acquisition enabled us to enter the residential gateway semiconductor market, allowing us to diversify our product offerings and sell into new markets worldwide.

In February 2008, we purchased DSL technology and related assets from Centillium Communications, Inc. for approximately $11.9 million in cash. The team of engineers, DSL products, technology, patents and other intellectual property allowed us to extend our market leadership as well as accelerate our next generation VDSL2 development.

In August 2009, we acquired the Broadband Access (BBA) product line of Conexant Systems, Inc., or Conexant, which includes the product-related intellectual property, backlog, customer relationships, patents, fixed assets and inventory of the product line for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the BBA products and engineers to our existing portfolio of VDSL solutions has more than doubled our size, expanded our reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA products and engineers is expected to allow us to develop semiconductor and software products for new markets within the digital home in addition to serving our broadband DSL and communications processors businesses and to reduce costs through economies of scale. In order to fund a portion of the acquisition of the BBA product line, we issued 24 million shares of our common stock and warrants exercisable for up to 7.8 million shares of our common stock pursuant to a Securities Purchase Agreement and related agreements dated April 21, 2009, by and among us, Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively, Tallwood Investors).

Demand for Broadband Services and Market Opportunities for Service Providers

The growth of the Internet, the proliferation of advanced digital video and multimedia, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to researchers at iSuppli, worldwide broadband subscribers will grow from 469 million in 2009 to 782 million by 2013. To remain competitive, service providers must deliver more bandwidth and increasing speed to enable revenue-enhancing advanced services. Today, these services include access to advanced digital media, video, communications and interactive broadband applications, including:

•	Broadcast television;

•	High definition television (HDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Interactive television;

•	Peer-to-peer file sharing;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Streaming video and audio;

•	Fixed mobile convergence/femtocell;

•	Online gaming and game hosting; and

•	VoIP.

Additionally, users are increasingly creating, interacting with and transmitting advanced digital media. As a result, the ability to send information upstream has become as important as the ability to receive information downstream. For example, the sharing of user-created content including video and online gaming have high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their existing first generation broadband technology, which does not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications. The table below compares broadband applications and their bandwidth requirements:

Services	Downstream (Mbps)	Upstream (Mbps)
HDTV (2-3 per household)	20-50	1-1.5
High speed internet	20-30	10-20
Video conferencing	2-5	2-5
VoIP	0.05-0.06	0.01-0.06
On-line gaming	1-3	1-3
Fixed mobile convergence/femtocell	2-14	0.2-6
Over-the-top video	0.05-3	—
Total required	47-106	15-37

Delivering video-intensive services requires increased bandwidth of at least 50 to 100 Mbps. Service providers can use a variety of network architectures to provide this increased demand for broadband. More often than not, service providers select a hybrid approach that combines fiber backbone networks with copper as the last mile. This architecture – referred to most commonly as fiber to the node (FTTN) – is chosen because replacing an existing network with fiber is costly and time-consuming. The cost associated with wholesale replacement of copper with fiber to the home (FTTH) ranged from $1,000 to $2,000 or more per household. The table below reflects estimated costs to install and deploy FTTH network in various geographic locations. These costs do not include the full cost of central office (CO) upgrades, and other fiber-related infrastructure improvements.

Cost Per Household*
Fiber – Europe	$2,156
Fiber – United States	$1,350
Fiber – Japan	$1,071

*	Source: AT Kearney, ING, NTT, AT&T, Ikanos

In contrast, the estimated cost per household using a hybrid approach is about $360. The fiber/xDSL hybrid approach provides a cost effective solution to deliver 50 to 100 Mbps at a fraction of the cost of a full-optical solution.

The Ikanos Solution

We are a leading developer and provider of highly programmable semiconductors that enable high-speed broadband services. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our communications processors are used in a range of devices in the digital home and offer high-performance, integrated VoIP, wireless and DSL, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

Our products form the basis of communications systems that are deployed by service providers in their infrastructure, as well as in the home to enable subscribers to access data, voice and video. We offer highly programmable products that support the multiple international standards used in broadband deployments worldwide, including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+. In addition, our processors are equipped to handle gigabit passive optical networks and Ethernet passive optical networks FTTH interfaces and provide wire speed switching performance for FTTH deployments.

We have incorporated features and functions into our products that previously had to be developed by our customers as part of their own systems. We refer to these features and functions as our systems-level capabilities, which enable our customers to reduce costs, accelerate time-to-market and enhance the flexibility of their systems.

We believe that our key competitive advantages include our system-level expertise, the programmability of our products, our ability to integrate complex analog hardware, digital hardware, algorithms, systems and software into a complete product, our distributed accelerator processor architecture and our technology leadership and experience working directly with service providers in mass deployment of this technology. Our products are being deployed by leading service providers around the world and also actively evaluated by other leading service providers for deployment in their networks.

Key Features of Our Technology

Integrated analog technology. One of the key technology differentiations of our semiconductors is our integrated analog technology. Our analog products perform the high-precision analog-to-digital and digital-to-analog conversion and the various analog functions necessary to interface between the digital signal processor and the physical transmission medium. Our integrated analog technology includes programmable transmit and receive filters, low-noise amplifiers, and a power-optimized line driver with synthesized impedance and hybrid cancellation. Our analog technology enables systems to increase performance, adapt to noisy signal conditions, reduce power consumption and be programmed for multiple international standards. Additionally, our analog technology eliminates the need for a large number of discrete components and hence reduces costs for our OEM customers and increases the number of connections, or ports, in OEM systems.

Highly programmable platform and software. We provide a highly programmable platform for the interactive broadband industry that enables significant customization of reach, transmission rates and other specifications to optimize transmission performance. Our software enables the programmability of our digital signal processor as well as provides an interface to an external processor for diagnostic testing and configuration of key functions. Our software can be remotely downloaded into our semiconductors for easy field upgrade and service expansion. This capability allows service providers to protect their investments and reduce costs. In addition, we provide application software that can be used by our customers to facilitate the incorporation of our semiconductors into their systems.

Quality of Service/Quality of Experience. Software is a key component of our products. Ikanos Quality Video (iQV™) software enables our chipsets to intelligently adjust its data rate instantly to provide optimal quality in any line condition. With iQV, IPTV services that may be severely degraded or even dropped by older/less sophisticated chipsets will not only stay connected, but will show no degradation in image quality, even in very noisy conditions. The enhanced capabilities of iQV enable service providers to utilize existing copper infrastructure to deliver bandwidth-intensive and quality sensitive applications, like multiple channels of HD-video, high quality VoIP and other revenue-enhancing advanced features.

High-performance DSP and advanced algorithms. Communications algorithms are special techniques used to transform between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. In order to reliably transmit and receive signals at high-speed transmission rates, it is critical to execute advanced algorithms in real time. Algorithm processing is typically performed by the DSP. We have designed high-performance, low power usage DSPs for high transmission rate applications that utilize our proprietary software. Our processing algorithms enable reliable transmission and recovery of signals at high-speed transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our DSP and our advanced algorithms provides us a competitive advantage.

Advanced bonding capabilities. Service providers can utilize two pairs of twisted copper wires and offer their customers bonded DSL technology. Bonding technology leverages the existing copper infrastructure and allows for increased data rates, longer loop lengths and increased reliability. Our flexible xDSL DSP core architecture is available in 30MHz, 17MHz bandwidths and 2-pair bonded configurations that enable cost-optimized products for fiber-to-the-building (FTTB), FTTN or CO deployments, respectively.

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

High-performance communications processing. The delivery of high-quality video and other services requires a high-performance processor to handle the digital data streams that travel in both the upstream and downstream directions from the subscriber’s home. Common data processing functions include routing of IP-based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality. Our products include high-performance semiconductors that are designed to perform functions at rates of up to 200 Mbps, which is equal to the rates of our VDSL2 physical (PHY) layer products and one gigabit per second (Gbps) on the local area network (LAN) side. We believe the combination of our high-performance communications processing products and our broad range of VDSL and ADSL2+ PHY products provides us a competitive advantage.

Key Benefits of Our Technology for Our Customers

Enabling the delivery of advanced digital video, multimedia, communications and interactive broadband applications. Our products provide high-speed transmission rates of up to 100 Mbps and beyond downstream and upstream. These transmission rates enable service providers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting and VoIP, as well as traditional telephony services.

Improving time-to-market with programmable systems-level products. Our products are programmable through our software, which enables our customers to provide a single line card, instead of multiple line cards, to support multiple international standards. Our systems-level capabilities enable us to design our semiconductors to accelerate our customers’ time-to-market. Because of the programmability of our products, service providers can deliver multiple service packages and charge different amounts for these packages.

Cost-effective, high-performance transmission over existing copper lines. Our semiconductors reduce service providers’ capital expenditures and costs, because they enable transmission of signals at high-speed transmission rates over their existing copper lines. As a result, service providers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers. Our products are compatible with service providers’ existing systems, enabling these service providers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs. Moreover, we offer semiconductors for ADSL2 and ADSL2+ broadband products, as well as VDSL broadband products, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors.

End-to-end products. We offer semiconductors for both CO and CPE to deliver seamless interoperability.

Proven technology. To date, we have shipped products to enable nearly 30 million xDSL CO ports and over 19 million residential gateways. Our products are already deployed or in field testing at leading service providers worldwide such as AT&T, Belgacom, Bharat Sanchar Nigam Ltd. (BSNL), China Telecom, Chunghwa Telecom, France Telecom, KPN, Korea Telecom Corp., Nippon Telegraph And Telephone, Swisscom, Telecom Italia, Telefónica and Verizon. Our OEM customers and the service providers they serve conduct extensive system-level testing and field qualification of new semiconductors (generally over a six to eighteen month period) to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: 2Wire, Alcatel-Lucent, AVM, Huawei, Industie Dial Face SPA, Motorola, Inc., NEC Corporation, Sagemcom, Sumitomo Electronic Industries, Ltd., Xavi Technologies Corp, ZTE Corporation and ZyXEL Communications, Inc.

Our Strategy

Our objective is to provide the leading semiconductor and software products for the universal delivery of new generations of broadband services that transform the way people work, live and play. We expect to continue to develop highly programmable semiconductors that deliver triple play and interactive services over broadband using fiber and telephone copper lines and that distribute these services to the digital home. In addition, we intend to further expand into new applications and adjacent markets that include the delivery of broadband within a home. The principal elements of our strategy are:

Continuous innovation. We believe we have achieved a leadership position in the high-speed broadband market as well as in the triple play residential gateway markets. We invented discrete multi-tone (DMT) based VDSL and have been a leader in the development of the standards for interactive broadband over copper lines and our products are compliant with those standards. We continue to develop new technologies, such as bonding and vectoring, to extend our customers current broadband infrastructure as well as offer new customers cost effective products to deliver high-speed broadband. We will continue to drive the development of new standards for FTTB, FTTN, FTTH and home networking initiatives through our involvement in a range of industry groups and develop innovative products for these markets.

Expand our product portfolio to pursue new market opportunities. Today, our product line includes devices for all manner of broadband DSL deployments including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+. Our communications processors are used in the customer premises equipment that supports those technologies, as well as those that support other broadband access types including WiMAX, PON and Ethernet. We also have a set of other products that complement these offerings and provide enhanced voice processing wireless networking and other capabilities. We expect to expand our product portfolio over time to include additional PON and home networking products to address incremental market opportunities, as well as add new communications processors and broadband DSL devices to further strengthen our position in core markets.

Capitalize on our existing service provider and OEM relationships. We believe that our close relationships with service providers and OEMs provide us with a deep understanding of their needs and enable us to continue to develop customized technology to meet their requirements. Broadband technology requires customization for the specific needs of service providers. We intend to continue to capitalize on our close relationships with leading service providers and OEMs to facilitate the deployment of our products.

Continue to pursue acquisitions, strategic partnerships and joint ventures. We intend to continue to pursue acquisitions, strategic partnerships and joint ventures that we believe may allow us to increase market share in our current markets and expand into adjacent markets, broaden our technology and intellectual property and strengthen our relationships with service providers and OEMs.

Our Target Markets

We address two primary markets with our products: the broadband DSL market and the communications processor market. In these markets, we sell our products primarily to service providers through the NEMs, OEMs, ODMs and CMs that supply them.

In the broadband DSL market, we are one of the leading technology providers. In fact, we are the number one supplier of VDSL in the world with a larger market share than all our competitors combined. Service providers use this technology to enable the cost-effective provisioning of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming, game hosting and VoIP, as well as traditional telephony services.

Our products comply with a broad range of international standards, support both Ethernet and asynchronous transfer mode (ATM) connectivity and complement service providers’ fiber deployments by leveraging existing copper infrastructure. We believe that our product line offers the industry’s best performance with the lowest power consumption and the highest port density.

Consumers demand a wide array of offerings from their service providers. They want VoIP telephony, IPTV, wireless connectivity, Personal Video Recorder (PVR) services, security, file and photo sharing, gaming and a host of other advanced offerings. But service providers face a significant challenge delivering those offerings. Not only is there a greater need for bandwidth, but service providers also need to provide an end-user device that has the processing power to handle new services while managing their operating expenses. That is where our communications processor products come into play.

Our communications processors are the heart of the residential gateways. And we believe that the residential gateway is poised to become the centerpiece of the digital home. Whether the access infrastructure is copper, fiber or wireless, the residential gateway – and the communications processor within it – must have adequate power to distribute bandwidth intensive services with appropriate security and other functionality.

Our Fusiv®, Capri™, Solos™ and other communications processors enable service providers to efficiently and cost-effectively deliver triple-play services to the residential, small office/home office and small to medium enterprise markets. These devices utilize our unique distributed architecture, which includes multiple accelerator processors (AP) that offload switching, routing and other tasks from the host central processing unit (CPU). As a result, we provide high-levels of processing power for combined advanced services including but not limited to VoIP, PVR, multi-mode DSL and security, while supporting best-in-class quality of service (QoS) and wire speed performance across all LAN and WAN interfaces.

Over time, we will adapt our product lines to address new markets and develop additional products specifically for them. In particular, we expect to enter the market for PON devices with products that can be employed in both CO and CPE devices. Additionally, we expect to bring to market next-generation, in-home networking technologies that will supersede technologies like Multimedia over Coaxial (MoCA), for instance. The emerging standard for home networking is the International Telecommunications Union’s (ITU) G.hn technology, which allows networking over all types of physical media – including power lines, coaxial cable and traditional twisted pair telephone wire. ITU’s G.hn standard is supported by a range of companies, including Ikanos and the other members of the HomeGrid Forum. We expect to continue our leadership in access technologies and develop new home networking technologies to support our customers’ evolving needs.

Our Products

We offer multiple product lines that are designed to address different segments of the high-speed broadband DSL and communications processor markets. Service providers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer and system design constraints such as performance, density and power consumption. By choosing our products for their hybrid fiber/xDSL networks, service providers are able to utilize their existing broadband infrastructure and maximize the return on their capital investments.

Communications Processors for a Range of Customer Premises Equipment

Our family of communications processors complements our broadband DSL products and are designed for a range of devices that deliver high-speed access to the digital home. We offer processors that include integrated broadband as well as standalone products for a variety of applications.

Integrated Communication Processors:

•

Fusiv Vx180 is an integrated communication processor that features a MIPS-based™ CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that’s backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n,. And the Fusiv Vx180 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the maximum host CPU processing power is available for customer applications. Fusiv Vx180 offers two analog integrated front end (IFE) options. The IFE-5 supports up to the 30a profile with 100 Mbps upstream and 100 Mbps downstream performance. The IFE-6 (integrated front end and line driver) supports up to the 17a profile and fallback to ADSL, ADSL2 and ADSL2+.

•

Capri CX96xxx family of VDSL2 chipsets are optimized to address a variety of triple play products ranging from voice-enabled gateways to basic network bridges. The Capri chipset integrates a power ARM® network processor enabling up to one Gigabit data throughput. It also has a flexible xDSL DSP core architecture supporting VDSL2 up to profile 17a, packet over DSL mode (PTM) bonding using two twisted pair wires for extended rate/reach applications and a field-proven voice DSP engine for VoIP. The chipsets are ideal for customer CPE systems such as VDSL bridges, wireless VDSL routers and VDSL VoIP IADs. The Capri product family includes the CX96629, CX96429 and CX96420 chipsets.

•

Fusiv Vx160 integrated processor is ideal for ADSL2+ routers, ADSL2+ residential gateways and other CPE. It combines a high-performance RISC processor and ADSL2+/ADSL2/ADSL PHY data pump into one compact package. The Vx160 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the host CPU processing power is available for customer applications.

•

Solos-W CX94610 is an ADSL+ chipset with integrated wireless LAN and includes a highly integrated analog front end (AFE) and a single-chip communications processor with 802.11a/b/g media access control (MAC) and baseband functionality. The Solos-W includes all the interfaces required to enable feature-rich DSL CPE platforms. The optimized Wi-Fi architecture reduces the number of components and improves manufacturing and quality with a repeatable and easily tunable Wi-Fi front end. At the center of the Solos-W chipset is a high performance ARM™-based RISC processor core, which supports industry standard operating systems such as Linux® as well as our full-featured, advanced Integrated Software on Silicon (ISOS®) software suite. To assist the processor, additional hardware engines, including a dedicated Wi-Fi processor and virtual private network (VPN) engine are integrated to support compute intensive tasks.

•

Solos-WV2 CX94615 is a highly integrated ADSL2+ IAD chipset includes a communications processor with integrated multi-channel VoIP support, USB 2.0 and 802.11 b/g MAC, baseband functionality and an AFE. The Solos-WV2 includes all the interfaces required to enable feature-rich broadband access and home networking products. The device also supports Ethernet switching, HomePlug® and HomePNA™ devices through two reduced Media Independent Interface (MII) ports. Support for dual USB 2.0 host/device applications is available for attaching peripherals such as print servers, network attached storage, 3G uplink devices, cameras, or other USB input devices. Both parallel and serial flash (SPI) support is included in the CX94616 for maximum design flexibility. The chipset’s ARM™-based RISC processor core supports industry standard operations such as Linux®.

•

Vulcan™ GS8120xxxx is a full-rate, full bridging and routing performance ADSL Ethernet modem chipset. The digital device integrates a communication processor, 10/100 Ethernet MAC, USB 1.1 interface, xDSL DSP and Reed-Solomon memory. The analog device integrates an AFE, line driver, along with transmit and receive amplifiers. In addition, the Vulcan chipset supports small memory footprint designs for cost optimized ADSL to Ethernet bridge applications.

Standalone Communication Processors:

•

Fusiv Vx150 is a high-performance, cost-effective communications processor for building customer premises equipment that enables bundled voice and data services, and provides high-speed switching, routing, packet filtering, and firewall functions. It provides integration of full chain voice processing, signaling and network protocol processing and rich peripheral interface support. The Fusiv Vx150 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the host CPU processing power is available for customer applications.

•

Fusiv Vx155 processor delivers the processing power and capability to handle full voice chain, signaling and network protocol processing on a single chip. This makes it ideal for triple- and quadruple-play gateways. It supports a variety of WAN technologies including PON, DSL, WiMAX and Ethernet. The Fusiv Vx155 also employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the host CPU processing power is available for customer applications.

•

Fusiv Vx170 processor was designed expressly for FTTH deployments. The product is a system-on-chip, which integrates a control processor, DSP subsystem, security engine, and two Gigabit Ethernet ports (GMII) for exceptional broadband connectivity. Its powerful MIPS-based™ core and integrated QoS capabilities make it ideal for deployments of new services such as IPTV, VOD and online gaming. In addition, the Vx170 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the maximum host CPU processing power is available for customer applications.

Broadband DSL

We serve the dynamic broadband market with a comprehensive line of products for CO and CPE. These products are complemented by our communications processors. And together, these devices enable triple- and quadruple-play services around the world.

We have a range of broadband DSL semiconductor and software products for VDSL and ADSL implementations. Our VDSL chipsets for DSLAMs and other CO equipment include Ikanos Velocity™, Accelity™-2+ AD11008, Fx™100100-5 and Fx10050-5. Our VDSL standalone chipsets for CPE like residential gateways include Accelity-DA87781, Fx100100S-5 and Fx10050S-5. Maxtane™-CX955xxx is our ADSL chipset for CO equipment, and our SHDSL chipsets include Orion™-GS2237 CO and Orion-GS2237 CPE.

•

The Ikanos Velocity family of low-power, full-featured A/VDSL access chipsets provide up to 100 Mbps symmetrical bandwidth and operate at a sub one watt per port power consumption. Both chipsets support 8a/b/c/d, 12a/b, 17a and 30a VDSL2 profiles as well as ADSL2+, ADSL2 and ADSL standards. Compliant with European Code of Conduct (CoC) power consumption standards, the Velocity chipsets utilize up to 30 MHz of spectrum. In addition, Velocity chipsets include iQV technology which enables exceptional delivery of data-intensive triple play applications, including multi-channel HD IPTV, high-speed data transmission, VoD and VoIP.

•

Accelity-2+ AD11008 is an 8-port VDSL2 CO chipsets that enables service providers to generate additional revenue by delivering triple play services – such as high quality video, voice and data—at a competitive price. The product is ideal for ATM and packet-based DSLAMs providing the density, performance, power and functionality necessary to support exchange (CO), remote unit (DSL/ONU) or multi-dwelling unit (MDU) deployments. The product also has integrated support for bonding or the G.998.2 standard.

•

Fx100100-5 and Fx10050-5 high bandwidth multi-port A/VDSL CO chipsets enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform. Utilizing up to 30 MHz of spectrum, our Fx100100-5 is the industry’s first chipset to be IPTV-optimized with 100 Mbps symmetrical performance and built-in QoS capabilities. And our IPTV-optimized Fx10050-5 chipset utilizes up to 17.6 MHz of spectrum, and enables 100 Mbps downstream and 50 Mbps upstream performance. Both products incorporate advanced QoS capabilities and are ideal for DSLAMs and ONUs providing the port density levels and low power consumption necessary to support MDUs.

•

Accelity DA87781 VDSL2 CPE chipset provides advantages in performance, functionality and cost and is targeted at Ethernet bridges/ routers, wireless local area network (WLAN) and broadband residential gateways, and IADs. The Accelity CPE chipset is fully programmable, high-performance solution for triple-play broadband service. The chipset includes a VDSL DSP and an AFE chip. The DSP integrates an Ethernet MAC with MII for LAN connectivity. The Accelity design capitalizes on our many years of successful real-world DSL field experience and comprehensive understanding of standards-based xDSL technology.

•

Fx100100S-5 and Fx10050S-5 high bandwidth A/VDSL CPE chipsets enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform. Interoperable with deployed CO equipment and utilizing up to 30 MHz of spectrum, our Fx100100S-5 is the industry’s first chipset to be IPTV-optimized with 100 Mbps symmetrical performance. And our IPTV-optimized Fx10050S-5 chipset enables 100 Mbps downstream and 50 Mbps upstream performance. Both chipsets offer built-in QoS capabilities, have multi-mode support and are ideal for modems, residential gateways, optical network terminals and routers.

•

Maxtane CX955xx ADSL chipsets are ADSL/ADSL2/ADSL2+ CO transceivers enabling advanced triple play services. The chipsets offer features such as enhanced impulse noise protection (INP) and dual interleaving for simultaneous video, voice and data services with appropriate protection for each service. Advanced features of Maxtane enable better service levels for triple play services, including IPTV, high-speed Internet access, VOD, HDTV, VoIP, videoconferencing, remote office connectivity, and telecommuting. Maxtane devices enable feature rich IPTV line card solutions for next-generation exchange (CO), remote unit (DLC/ONU), or MDU applications. The Maxtane includes a 16-port DSP and two AFE chips while the Maxtane includes a DSP in a 24-port configuration and three AFEs.

•

Orion GS2237 CO and CPE chipsets for symmetric high bit-rate digital subscriber line (SHDSL) offers unsurpassed functionality and density for SHDSL. It provides G.991.2 or G.shdsl compliance for both single and dual copper pair systems. Our SHDSL chipset provides value added features well beyond the scope of existing products, enabling system vendors to enter new markets and significantly differentiate their offerings. Examples of such features include provision for rates up to 4.6 Mbps for MDU applications, via SHDSL 4 wire support.

Advanced Software for Enhanced Products

Software is a key component of our semiconductor products. In our central office and customer premises chipsets, we have advanced iQV software, a combination of technologies that enhances link robustness. Ikanos’ Programmable Operating System™ software (iPOS) facilitates the customization of Fx and FxS™ chipsets to specific applications. Our Integrated Software on Silicon® (ISOS) software accelerates development time for devices like the Solos and others. And our processor software—FusivWare™—allows for increased flexibility and reuse in the design of modems, gateways and other devices expediting time-to market for our customers’ new generations of products.

•

iQV technology which enables exceptional delivery of data-intensive triple play applications, including multi-channel HD IPTV, high-speed data transmission, VoD and VoIP. Ikanos iQV protects against all noise types including dynamic, impulse, and repetitive impulse noise (REIN) by employing retransmission, Rapid Rate Adaptation™ (RRA) and other innovative technologies.

•	Key Features

•	Sustains link connectivity with large noise change

•	Fast rate adaptation to rapid noise changes less than 750ms

•	Erasure decoding providing twice the impulse protection without increasing delay

•	Retransmission technology

•

iPOS is an integrated real-time operating system (RTOS) kernel and set of management application programming interfaces (APIs) that enable equipment vendors to easily tailor Fx and FxS chipsets to specific applications. iPOS is highly configurable and controls the chipsets’ Burst Mode Engine (BME). It’s based on a RTOS operating system and can be easily ported to other operating systems and host processors.

•

ISOS is a comprehensive suite of embedded broadband communications software that enables product customization and reduces first-time and subsequent design cycles. And, it allows for integration of new features to lower costs, streamline product development and speed time to market. ISOS includes all key communications protocol stacks along with integrated applications such as integrated firewall and network address translation (NAT) for secure LAN/WAN activities. It incorporates universal plug-n-play (UPnP) capabilities for home and office network connectivity and additional security features.

•

FusivWare is advanced Linux-based software that enables network equipment manufacturers to jump start their development processes. The software incorporates routing, bridging, a complete VoIP stack, packet classification, marking, bandwidth management, fast-path assisted QoS functions to ensure better performance, drivers and more. FusivWare enables manufacturers to reduce product development cycles, rapidly prototype and quickly enter production with everything from simple modems to sophisticated gateways. The FusivWare flexible software architecture provides customers with the ability to design this equipment with any transport methodology – or multiple methodologies – including Ethernet, xDSL and PON. This dramatically reduces time to market for subsequent generations of products.

Customers and Service Providers

Customers

The markets for systems utilizing our products and services are mainly served by large NEMs, OEMs, ODMs and CMs. We work directly with OEMs to understand their requirements and the requirements of the service providers they serve to provide the OEMs with semiconductors that can be qualified for use within the service providers’ networks. Below is the list of our OEM customers who have purchased at least $4.0 million of our products directly from us, through a CM or a distributor for the year ended January 3, 2010.

OEM Customer	CM or Distributor, if any
Alcatel-Lucent	TBP Electronics Belgium nv, Flextronics
Industries Dial Face SPA	—
Motorola, Inc.	Benchmark Electronics
NEC Corporation	—
Sagemcom	—
Sumitomo Electronic Industries, Ltd.	Paltek Corporation
Xavi Technologies Corp	—
ZTE Corporation	—

In 2009, Sagemcom (formerly Sagem Communications) accounted for 19% of revenue, Paltek Corporation accounted for 12%, and NEC Corporation accounted for 11%. In 2008, NEC Corporation accounted for 25% of revenue, Sagemcom accounted for 21%, Paltek Corporation accounted for 23%, and Alcatel-Lucent accounted for 11%. In 2007, NEC Corporation accounted for 29% of revenue, Sagemcom accounted for 20%, Altima accounted for 12% and Uniquest Corporation accounted for 11%.

Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 58% in 2009, 59% in 2008, and 67% in 2007. Sales to customers in Europe accounted for 34% of revenue in 2009, 33% in 2008 and 27% in 2007.

Telecommunication Service Providers

We work directly with various major service providers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the service providers’ networks. Our OEM customers have sold products that include our semiconductors to major service providers, including:

AT&T (North America)	Korea Telecom Corp. (Korea)
Belgacom (Belgium)	KPN (The Netherlands)
BSNL (India)	Nippon Telegraph & Telephone Corporation (Japan)
China Telecom (China)	Swisscom (Switzerland)
Chunghwa Telecom (Taiwan)	Telecom Italia (Italy)
France Telecom (France)	Telefonica (Spain)

Our Service and Support for Customers and Service Providers

To accelerate design and development of our customers’ systems and the qualification and mass deployment of our technology, we have an applications engineering team and a field application engineering team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware, software and have access to the various expertise within our Company to ensure proper service and support for our OEM customers and the service providers.

Our service and support involves multiple stages including working with the service providers’ evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the service providers’ performance and other requirements.

In parallel, our engineers help our customers with the design and review of their system designs. Our application engineers and field application engineers help the customers’ engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software codes and other documentation. By doing this, we assist our customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by our customers, we work closely with the customers’ engineers to integrate our software into systems through site visits and extensive field-testing with the service providers which may include inter-operation with legacy equipment already deployed in the service provider’s served area. This entire cycle may take six to eighteen months depending upon the region, service provider requirements and deployment plans.

Sales, Business Development and Product Marketing

Our sales and marketing strategy is to achieve design wins with leading suppliers and mass deployment with service providers worldwide. We consider a design win to occur when an OEM notifies us that it has selected our products to be incorporated into its system. We refer to our sales and marketing strategy as “direct touch” since we have significant contact directly with the customers of our OEMs, the telecommunication service providers. We believe that applications support at the early stages of design is critical to reducing time to deployment and minimizing costly redesigns for our customers and the service providers. By simultaneously working with our customers and the service providers, we are able to use the pull of service provider network compatibility and interoperability to push design wins with our customers, which is further augmented by our support and service capabilities.

We market and sell our products worldwide through a combination of direct sales and third-party sales representatives. We utilize sales representatives to expand the impact of our sales team. We have strategically located our sales, business development and marketing personnel, field applications engineers and sales representatives near our major customers in China, Europe, India, Japan, Korea, Taiwan, and the United States.

Our product marketing teams focus on our product strategy and management, product development road maps, product pricing and positioning, new product introduction and transition, demand assessment, competitive analysis and marketing communications and promotions. Our marketing teams are also responsible for ensuring that product development activities, product launches, channel marketing program activities and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, operations and sales groups, as well as our customers.

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the xDSL, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp., Thomson S.A., and TrendChip Technologies Corp. Competition has resulted, and may continue to result, in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

We also consider other companies that have access to broadband or communications processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

We believe that we are competing effectively with respect to the following factors:

•	product performance;

•	compliance and influencing industry standards;

•	price and cost effectiveness;

•	energy efficiency

•	functionality;

•	time-to-market; and

•	customer service and support.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related software. We have experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers.

Operations

Semiconductor Fabrication

We do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for our own usage. By owning some of the test equipment, we gain cost benefits and assurance of capacity. We depend upon third-party subcontractors to manufacture, package and test our products. By outsourcing manufacturing, we are able to substantially avoid the upfront capital and cost associated with owning and operating a captive manufacturing facility. This allows us to focus efforts on the design and marketing of the products.

We currently outsource all semiconductor wafer manufacturing to AustriaMicrosystems AG, GLOBALFOUNDRIES, International Business Machines Corp. (IBM), MagnaChip Semiconductor Inc., Semiconductor Manufacturing International Corporation (SMIC), Silterra Malaysia Sdn Bhd., Taiwan Semiconductor Manufacturing Company (TSMC), TowerJazz Semiconductor Ltd. and United Microelectronics Corp. (UMC). We work closely with the foundries to forecast our manufacturing capacity requirements on a monthly basis. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that the fabless manufacturing approach provides the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of the products to those subcontractors that offer the best capability at an attractive price. Nevertheless, because we do not have formal, long-term pricing agreements with any of the subcontracting partners, the wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with the foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

Our products are generally shipped from the third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and then tested. We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors, including Advanced Semiconductor Engineering, Inc., Global Testing Corporation, King Yuan Electronics Co. Ltd., Sigurd Microelectronics Corporation, STATSChipPAC Ltd. and United Test and Assembly Center Ltd. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our semiconductors for ease of testability, thereby further reducing production costs.

Quality Assurance

Our quality assurance program begins with the design and development processes both in hardware and software. Our hardware designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to be manufactured. Our software goes through testing per specified test plans and customer requirements. As defects are identified, engineers rewrite code to optimize performance before the software is released. We pre-qualify each of the subcontractors and conduct periodic quality audits. We monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards. In August 2006, we were certified to ISO9001 standards and passed an ISO 9001:2008 recertification audit in May 2009.

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

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark and trade secret laws, contractual provisions and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees and consultants and through other security measures.

As of January 3, 2010, we held a total of 289 issued patents in the United States and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates are generally 2019 and beyond. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Fx, FxS, iQV and Ikanos Accelity, Ikanos Capri, Ikanos ISOS, Ikanos Maxtane, Ikanos NodeScale, Ikanos Orion, Ikanos Solos, Ikanos Velocity, Ikanos Vulcan are among the trademarks or registered trademarks of Ikanos Communications.

Employees

As of January 3, 2010, we had a total of 588 full-time employees, of whom 412 were involved in research and development, 49 in operations, and 127 in sales, marketing, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

Backlog

Our sales are made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice without substantial penalty in most cases. Therefore, we believe that the purchase orders may not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 19, 2010:

Name	Age	Position
Michael R. Gulett	57	President and Chief Executive Officer
Cory J. Sindelar	41	Chief Financial Officer
Craig J. Garen	51	Chief Operating Officer
Debajyoti Pal	51	Chief Technology Officer
Daniel A. Karr	50	Senior Vice President of Worldwide Sales
Bernard H. Glasauer	49	Vice President, Operations
Noah D. Mesel	48	Vice President and General Counsel

There are no family relationships among any of our directors and executive officers.

Michael R. Gulett has served as our President and Chief Executive Officer since July 2008 and has served on the Ikanos Board of Directors since August 2003. For the past 14 years, Mr. Gulett has been the president, CEO or COO of a number of publicly traded and privately held companies. From March 2006 to October 2007, Mr. Gulett was Chief Executive Officer of Tzero Technologies, a private semiconductor company. From December 2004 to August 2005, Mr. Gulett served as the interim Chief Executive Officer of Siliquent Technologies, Inc., a private semiconductor company, which was acquired by Broadcom Corporation in August 2005. From December 2001 to December 2003, Mr. Gulett was President and Chief Executive Officer of ARC International plc, a public technology licensing and embedded software company. Prior to ARC, Mr. Gulett served as President and Chief Operating Officer of Virata Corporation, a public company and leading supplier of DSL processors. Mr. Gulett has also held a range of engineering, operations and business management positions at VLSI Technology, California Devices, NCR Microelectronics and Intel Corporation. Mr. Gulett holds a bachelor’s degree in electrical engineering from the University of Dayton.

Cory J. Sindelar has served as our Chief Financial Officer since October 2006. Mr. Sindelar joined Ikanos in September 2006 as Vice President of Finance. From October 2003 to October 2006, Mr. Sindelar served as Director of Finance and Accounting at EMC Corporation, a public information infrastructure solutions company. Mr. Sindelar was the Vice President, Corporate Controller and Principal Accounting Officer of Legato Systems, Inc., a public software company from December 2000 until October 2003, at which time it was acquired by EMC Corporation. Prior to joining EMC/Legato, Mr. Sindelar served as Senior Manager at PricewaterhouseCoopers LLP, a global assurance and business advisory firm in San Jose, California. Mr. Sindelar holds a B.S.B.A in Accounting from Georgetown University.

Craig J. Garen has served as our Chief Operating Officer since August 2009. From November 2007 to August 2009, Mr. Garen was senior vice president and general manager of Conexant’s Broadband Access business, which was acquired by Ikanos Communications in August 2009. From April 2007 to November 2007, Mr. Garen served as senior vice president of LSI Corporation’s Mobility Division after serving five years at Agere Systems, a public integrated circuit components company. Agere Systems was acquired by LSI Corporation, a provider of silicon, systems and software technologies, in April 2007. At Agere Systems, Mr. Garen’s positions included vice president of engineering for the Telecom Division, and general manager of the company’s Broadband Access business unit. Before Agere Systems, Mr. Garen served as general manager of Client Access for Lucent Technologies’ Microelectronics Group. Mr. Garen also worked for AT&T’s Microelectronics Group and for AT&T’s Bell Labs. Mr. Garen earned a bachelor’s degree in electrical engineering from Lehigh University, a master’s degree in electrical engineering from Stanford University and a MBA from Lehigh University.

Debajyoti Pal has served as our Chief Technology Officer since August 2009. From April 2004 to August 2009, Dr. Pal was employed by Tallwood Venture Capital in a variety of roles including chief technology officer and executive in residence. Prior to joining Tallwood, Dr. Pal founded Telicos Corporation, a developer of 10 Gigbit Ethernet over copper Physical Layer technology, and Excess Bandwidth Corporation, an xDSL Physical Layer chipset company that was acquired by Virata Corporation in August 2000. At Virata, Dr. Pal was responsible for xDSL physical layer technology and IC product development. Before Excess Bandwidth, Dr. Pal held key senior technical and technical management positions at Amati Communications, which pioneered DMT- based ADSL and VDSL technologies, AT&T Bell Laboratories and Intel Corporation. Dr. Pal received a Bachelor’s degree in electronics and electrical communication engineering from the Indian Institute of Technology, a M.S.E.E. degree from Washington State University and a Ph.D. in electrical engineering from Stanford University. Dr. Pal is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE).

Daniel A. Karr has served as our Senior Vice President of Worldwide Sales since September 2009. From December 2007 to September 2009, Mr. Karr served as Vice President of Worldwide Sales for Avnera Corporation, a private fables semiconductor company. From April 2006 to October 2007, Mr. Karr served as Senior Vice President of Marketing, Sales and Strategic Alliances for Tzero Technologies, a semiconductor company. From February 2003 to December 2005, Mr. Karr served as President and CEO for Level 5 Networks, a semiconductor company. In addition, Mr. Karr held executive sales and marketing positions at high-growth private and public companies such as Adaptec, Cirrus Logic, S3, Virata and GlobespanVirata. Mr. Karr earned a Bachelor’s degree in Physics and Mathematics from Linfield College in Oregon.

Bernard H. Glasauer has served as our Vice President of Operations since April 2009 and is responsible for global operations, corporate quality, information technology and facilities/real estate. From September 2007 to February 2009, Mr. Glasauer was Chief Operating Officer at Tzero Technologies, an ultra-wideband semiconductor company, which was acquired by NDS Surgical Imaging. From January 2006 to August 2007, Mr. Glasauer served as Vice President of Operations at Kleer Corporation, a wireless audio semiconductor company which was acquired by SMSC, and from October 2004 to August 2005 served as Senior Vice President of IC/Business Operations at Siliquent Technologies, Inc., a 10Gbit Ethernet semiconductor and software company which was acquired by Broadcom Corporation. Mr. Glasauer has also held a range of senior executive business management, global engineering and worldwide operations positions at ARC International plc, Cypress Semiconductor and GlobespanVirata. Mr. Glasauer earned a B.A. degree in economics from the University of California, Santa Cruz and a double major B.S. degree in electrical engineering/computer science and materials science engineering from the University of California, Berkeley.

Noah D. Mesel has served as our Vice President and General Counsel since June 2007 and served as head of human resources for Ikanos from September 2007 to September 2008. Mr. Mesel previously served as general counsel at Legato Systems, Inc., a software company, from March 2001 to October 2003 and at Riverstone Networks, Inc., a provider of networking switching hardware, from January 2004 to October 2006. Mr. Mesel was corporate counsel at Lucent Technologies Inc., supporting their global outsourcing business unit from September 1998 to September 2000 and was an attorney at the Palo Alto law firm Wilson Sonsini Goodrich & Rosati from 1989 to 1998. Mr. Mesel holds a J.D. from the University of Virginia School of Law and a B.A. in Political Science and Literature from Claremont McKenna College.

Where Can You Find Additional Information

With respect to the statements contained in this annual report on Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document, a copy of which has been filed as an exhibit to the registration statement. You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission (SEC) at 100 F Street, N.E., Room 1580, Washington D.C. 20549. You may obtain copies of all or any part of this annual report on Form 10-K from such offices at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0300. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including our information which we file electronically with the SEC.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, and, in accordance therewith, file periodic reports, proxy statements and other information with the SEC. Such periodic reports, proxy statements and other information are available for inspection and copying at the Public Reference Room and web site of the SEC referred to above. We maintain a web site at www.ikanos.com. You may access our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, free of charge at our web site as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

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

Risks Related to Our Acquisition of the BBA Product Line

Benefits anticipated from acquiring the BBA product line from Conexant may not occur if we are not successful in achieving the synergies expected from integrating the sales, operations and engineering functions of the two businesses.

We expect to realize a number of synergies from integrating the BBA product line with our existing business. We expect the combined revenue to continue to be at least double pre-acquisition levels. We also anticipate gross margin synergies of $4 million to $6 million annually, due to greater wafer volumes, and thus lower pricing, at one of our wafer foundries as well as other supply chain consolidations. Additionally, based upon reductions in the headcount, elimination of duplicate overhead and general and administrative costs in the combined business, we reduced overall operating expenses. These synergies are expected to result in the combined company being profitable, excluding amortization of acquisition-related intangibles, amortization of the fair-value of acquired inventory, stock-based compensation expense and restructuring charges. However, our anticipated revenues could be negatively affected by lower-than-expected order rates from our key customers and increased pricing pressure from our larger competitors. With respect to cost savings from outside vendors including our foundries and packaging subcontractors, those savings are dependent upon negotiations which have not yet been completed, and may not result in the savings on which our future profitability estimates are based. Furthermore, the BBA product line may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

We may not be able to realize all the benefits of the acquisition of the assets of the BBA product line of Conexant.

Our acquisition of the BBA product line of Conexant involves the integration of two businesses that previously operated independently. The integration of the departments, systems, business units, operating procedures and information technologies of the two businesses presents a significant challenge to management. We cannot assure that it will be able to integrate and manage these operations effectively. The failure to successfully integrate in a timely manner, or at all, could have an adverse effect on the results of operations and financial condition of our Company. The difficulties of combining our Company with the assets of the BBA product line of Conexant include:

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

Also, the process of integrating operations could cause an interruption of, or loss of momentum in the combined Company’s activities. The diversion of our attention and any delays or difficulties encountered in connection with the integration of the operations could have an adverse effect on our business and results of operations.

Risks Related to Our Customers and Markets

Our quarterly operating results have fluctuated significantly over time and are likely to continue to do so, principally due to the nature of telecommunication service providers’ capital spending cycles, their purchasing practices, the design win process as well as other factors. As a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

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

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a few significant customers and given their buying patterns, we have experienced, and likely to experience again, significant quarterly fluctuations of revenue.

We win our supply relationships by working with OEMs and service providers to have our semiconductors and software designed into systems that will be deployed by service providers over multiple quarters. At any given time, as is currently the case, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected. Even when we are designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to the OEMs’ test and evaluation cycle, demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. These factors may result in deployment delays from six months to over a year. We are aware of such deployment delays currently affecting various customers.

The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Historically, our expenses have fluctuated, and are likely to continue to fluctuate, due to factors including new product releases and acquisitions.

Our expenses are also subject to quarterly fluctuations resulting from various factors. Fluctuations in our operating expenses may be due to a number of factors, including, but not limited to, higher expenses associated with new product releases, costs of design tools, large up-front license fees to third parties for intellectual property integrated into our products, as well as extraordinary expenses related to acquisitions of other businesses, such as the acquisitions of product lines from Centillium Communications and Conexant Systems in the past two years. Other factors are identified throughout this Risk Factors section. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

The ongoing worldwide recession could dampen demand for services based upon our products.

Our business is not directly tied to the reported causes of the on-going recession. However, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economic situation, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We have had a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to reduce our expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred losses in the past fourteen quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. We have an accumulated deficit of $220.9 million as of January 3, 2010. To achieve profitability again, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our costs and expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006. We may not be able to achieve profitability again and, even if it were able to attain profitability again, we may not be able to sustain profitability on a quarterly or an annual basis in the future.

The general tightening of the capital markets could potentially limit our access to financial resources.

If we continue to operate at a loss and the cash on our balance sheet continues to decline, there is a possibility that we could have to seek out and evaluate alternative sources of financing in order to fund operations. Historically, we have not had to use debt financing to operate the business. If that situation were to change and general economic conditions worsen again, we believe it would be very difficult to borrow funds on terms favorable to it, if at all, due to the extremely limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact our business. Even if we were able to secure debt financing, the terms could be unfavorable to us, and we may be subject to various restrictive covenants, which could limit our ability to operate our business.

Our success is dependent upon achieving design wins into commercially successful OEM and ODM systems.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select our product for design into its own system. Additionally, in some instances, we are dependent on third parties to obtain or provide information that it needs to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that it will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue, and our operating results will be harmed.

We currently expect our current semiconductor products, including the product lines that we acquired from Conexant, to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the broadband, communication processor or other markets addressable by our products do not materialize as expected, it would harm our business. In addition to being affected by global macroeconomic factors, the markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

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

Even if an OEM customer selects one of our products to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by the customer will be successful. The delays inherent in our lengthy sales cycle increases the risk that an OEM customer or service provider will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or service provider could cause us to not achieve anticipated revenue and result in volatility of the market price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or service provider reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

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

Direct Customer	OEM Customer	2009	2008	2007
Sagemcom	Sagemcom	19%	21%	20%
Paltek Corporation	Sumitomo Electric Industries	12	23	*
NEC Corporation	NEC Corporation	11	25	29
Alcatel-Lucent and its CMs(a)	Alcatel-Lucent	*	11	*
Altima Corporation	Sumitomo Electric Industries	*	*	12
Uniquest	Dasan, Millinet and Ubiquoss	*	*	11

*	Less than 10%

(a)	Alcatel and Lucent Technologies, subsequent to their 2007 merger, accounted for a combined 10% of our revenue in 2007.

A small group of OEM customers historically has accounted for a substantial portion of our revenue; the composition of this group has varied, and we expect that it will continue to vary over time. Further, we expect that this small group of customers will continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on service provider demand for its OEM customers’ systems products. Accordingly, a reduction in growth of service provider deployment of product that uses our semiconductors would adversely affect our product sales and business.

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

In the past year, we have experienced a turnover in several senior management positions, and may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

In 2009, we added a new Chief Operating Officer, a new Chief Technology Officer, a new Senior Vice President of Worldwide Sales and a new Vice President of Operations. As required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve our processes, productivity and results.

Our future success depends to a significant extent upon the continued service of our senior executives and key technical personnel as well as the integration of new senior executives. We do not have employment agreements with any of these executives or any other key employees that govern the length of their service. Changes in the services of senior management or technical personnel could impact our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business.

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, a reduction in staff could negatively affect employee morale. We have periodically reduced or reorganized our staff in response to business conditions. Workforce reductions, site closures and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

Because of the rapid technological development in our industry and the intense competition it faces, our products tend to become outmoded or obsolete in a relatively short period of time, which requires us to provide frequent updates and/or replacements to existing products. If we do not successfully manage the transition process to next generation semiconductor products, our operating results may be harmed.

Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation semiconductor products in a timely and cost-effective manner. The development of new semiconductor products is expensive, complex and time consuming. If we do not rapidly develop our next generation semiconductor products ahead of our competitors, we may lose both existing and potential customers to competitors. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, our products would no longer be competitive. Conversely, even if we are successful in rapidly developing new semiconductor products ahead of competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory. If any of the foregoing were to occur, then our operating results would be harmed.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three of seven members of our Board of Directors.

The common stock owned by Tallwood Investors represent approximately 44% of the outstanding shares of our common stock (excluding the exercise of the warrants). Assuming the full exercise of the 7.8 million warrants, the Securities owned by the Tallwood Investors will represent 51% of the outstanding shares of our common stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our Company’s outstanding common stock in the same proportion as the votes cast by all the other Ikanos stockholders. Our Company and theTallwood Investors have entered into a “Stockholder Agreement”, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the Stockholder Agreement to maintain their ownership interest in our Company in subsequent equity offerings by Ikanos. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of Ikanos’ stockholders. The Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three out of seven directors to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding our common stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding our common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors. The Stockholder Agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our Common Stock. The Tallwood Investors may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

The market price of our common stock may decline as a result of future sales of the Securities by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Investors ownership of 44% of our outstanding common on the trading activity in and market price of our common stock. Pursuant to the Stockholder Agreement, we have granted the Tallwood Investors and their permitted transferees registration rights for the resale of the shares of our common stock and shares of our common stock underlying the Warrants, in each case, included in the Securities. Under the terms of the registration rights, we have filed a registration statement which permits the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Holders of our common stock will not be entitled to elect a certain number of directors of our Company while the Tallwood Investors control a voting share of our Series A Preferred (the “Voting Share”).

As the holder of the Voting Share, Tallwood III Partners, L.P., has the right to designate three members out of seven members to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Company’s Common Stock. During the time they control the Voting Share, the Tallwood Investors will be able to exert significant influence over us and may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including its memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. While we have not experienced material warranty costs in any period as a result of the issue related to this intellectual property, there can be no assurance that it will not in the future experience material damages from this or other licensed intellectual property. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

We are a fabless semiconductor company and may rely on one wafer foundry and one assembly and test subcontractor to manufacture, package and test each of our products, and our failure to secure and maintain sufficient capacity with these subcontractors, or if a subcontractor ceases operations, or other such developments could impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company in that it we do not own or operate a fabrication or manufacturing facility. Currently, nine wafer foundries and six outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Thailand, Taiwan, and the United States manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, generally only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

In the fall of 2008, we received notice that one of our subcontractors would close a fabrication facility where two of our products were made. The fabrication facility has ceased manufacturing products. Accordingly, we made arrangements for our subcontractor to build an adequate supply of the two products fabricated at this facility sufficient to meet our anticipated demand for the remaining lifetime of these products. Customers will have to migrate to chips manufactured at the new fabrication facility, which could cause delays or loss in customers.

In the future, if any of these events occur, or if the facilities of any of its subcontractors suffer any damage, power outages, financial difficulties or any other disruption due to natural disasters, terrorist acts or otherwise, we may be unable to meet our customer demand on a timely basis, or at all, and we may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business. We typically require several months or more to qualify a new facility or process before it can begin shipping products. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease. If we are unable to secure sufficient capacity at our subcontractors’ existing facilities, or in the event of a closure or significant delay at any of these facilities, our relationships with customers would be harmed and our market share and operating results would suffer as a result. In addition, we do not have formal pricing agreements with our subcontractors regarding the pricing for the products and services that they provide. If their pricing for the products and services they provide increases and we are unable to pass along such increases to our OEM customers, our operating results would be adversely affected.

In the event we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we use of a limited number of independent wafer foundries to manufacture all of our semiconductor products exposes us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide it with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than existing manufacturers, if they prove to be less reliable than existing manufacturers, we would not achieve some or all of the anticipated cost reductions.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which may be costly and negatively impact our operating results.

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that it depends on to produce semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than us, or that have long-term agreements with our subcontractors, may have induced the subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

In addition, due to the weak global economy, some of our subcontractors laid off employees over the past year and/or shortened work schedules. These reductions in labor and factory operations have resulted in sporadic capacity constraints that could impair our ability to obtain finished products in time to meet customer demand.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with subcontractors that could be costly and negatively affect our operating results, including:

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

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility and not be on terms favorable to us. Moreover, if we are able to secure facility capacity, it may be obligated to use all of that capacity or incur penalties. These penalties and obligations may be expensive and could harm our business.

If our subcontractors’ manufacturing facilities do not achieve satisfactory quality or yields, our relationships with our customers and our reputation will be harmed, and our revenue, gross margin and operating results could decline.

Defects in our products may not be always detected by the testing processes performed by our subcontractors or by our staff. Those defects can result from a variety of causes, including but not limited to manufacturing problems or intellectual property licensed from third parties. If defects are discovered after it has shipped products, we have experienced, and could continue to experience, warranty and consequential damages claims from our customers.

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

Although we work closely with our subcontractors to minimize the likelihood of defects that cause reduced manufacturing yields, the subcontractors’ facilities have from time to time experienced lower than anticipated manufacturing yields that have, in turn, resulted in our inability to meet our customer demand. We have been experiencing manufacturing defect rates for one of our products that are higher than the rates it experiences with our other products. We believe that our operations and quality teams have been able to reduce the defect rate for this product to a normal level. However, if we experience these issues again in the future, our revenues could be materially reduced and our warranty-related costs could be materially higher than currently anticipated.

It is common for yields in semiconductor fabrication facilities to fluctuate in times of high demand or due to poor workmanship or operational problems at these facilities. When these events occur, especially simultaneously, as happens from time to time, we may be unable to supply our customers’ demand. Many of these problems are difficult to detect at an early stage of the manufacturing process and, regardless of when the problems are detected, they may be time consuming and expensive to correct. In addition, because we purchase wafers, our exposure to low wafer yields from our subcontractors’ wafer foundries are increased. Poor yields from the wafer foundries or defects, integration issues or other performance problems in our products could cause our significant customer relations and business reputation problems, or force us to sell our products at lower gross margins and therefore harm our financial results. Conversely, unexpected yield improvements could result in us holding excess inventory that would also increase our product cost and negatively impact our profitability.

We base orders for inventory on the forecasts of our OEM customers’ demand and if its forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with its suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers’ products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. As our network of distributors increases, we increase the possibility that the we may receive orders from these distributors that have a delivery date sooner than our manufacturing subcontractors can build and deliver product to us. In the past, we have experienced situations in which lead times discussed with customers were shorter than the manufacturing lead times available for the products ordered by those customers. We have had to work with these customers and our manufacturing subcontractors, to better align our ability to deliver products with our customers’ expectations.

If we underestimate or are otherwise surprised by increases in customer demand, we may forego revenue opportunities, lose market share and damage customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to reduce the cost of our semiconductor chips, which includes migrating to smaller geometrical process, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have designed our products to be manufactured in 0.8 micron to 0.065 micron geometry processes. We may migrate some of our current products to smaller geometry process technologies, and over time, we are likely to migrate to even smaller geometries. A smaller geometry generally reduces our production costs, which may enable us to be competitive in our pricing. The transition to smaller geometries requires us to work with our subcontractors to modify the manufacturing processes for our products, to develop new and more complex quality assurance tests and to redesign some products. In the past, we have experienced some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. We may face similar difficulties, delays and expenses as we continue to transition our products to smaller geometry processes, all of which could harm our relationships with our customers, and our failure to do so would impact our ability to provide competitive prices to customers, which would have a negative impact on our sales. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

The complexity of our products could result in unforeseen delays or expenses and in undetected defects or bugs, which could damage our reputation with current or prospective customers and adversely affect the market acceptance of new products.

Highly complex products such as those that we offer frequently contain defects (commonly referred to as “bugs”), particularly when they are first introduced or as new versions are released. In the past, we have experienced, and may in the future experience, defects or bugs in our products. These defects or bugs may originate in third party intellectual property incorporated into our products as well as in technology or software designed by our engineers. Some customers do not detect defects that are experienced later by other customers due to variations in how each customer integrates our semiconductors into their equipment. If any of our products contains defects or bugs, or have reliability, quality or compatibility problems, our reputation may be damaged; and our OEM customers may be reluctant to buy our products, which could harm our ability to retain existing customers and attract new customers. In addition, these defects or bugs could interrupt or delay sales or shipment of our products to our customers.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of our resources.

Companies in the semiconductor industry and intellectual property holding companies (also called “patent trolls”) often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ proprietary rights. We are also aware that Conexant was recently sued by a patent holder that alleges that certain products which were acquired as part of the BBA product line acquisition, infringe a patent held by that party. At this time, we have not been named as a party to that litigation. While we do not believe that we are currently infringing the proprietary rights of the party in the Conexant litigation, or any other third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and communications processing markets, we currently competes or expects to compete with, among others, Broadcom Corporation, BroadLight, Inc., Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

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

Many of our competitors may have stronger manufacturing subcontractor relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Other data transmission technologies and communications processing technologies may compete effectively with the service provider services addressed by our products, which could adversely affect our revenue and business.

Our revenue currently is dependent upon the increase in demand for service provider services that use broadband technology and integrated residential gateways. Besides xDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber. In this case, fiber is used to connect directly to the residence instead of using the existing copper phone line. As such, if a service provider decides to deploy FTTH, our xDSL products are not required. For example, a major service provider in Korea announced its intention to use more FTTH deployments in the future. Such deployments of fiber may be in lieu of xDSL products. If more service providers decide to use FTTH deployments, it could harm our xDSL business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

If we are unable to develop, introduce or to achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our future success depends on our ability to develop new semiconductor products and transition to new products, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expects that our future results will continue to be, dependent on the introduction of a relatively small number of new products and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In addition, We have substantially expanded our product line, and the resulting product development and support demands on our engineering organization, through the recently-completed acquisition of the BBA product line from Conexant.

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

Our efforts to identify technologies and develop products designed to deliver broadband services inside the home may not ultimately be successful; if this is the case, our current long-term strategy would not result in the growth in the revenue we intend to generate, and we could experience a material negative effect on our business and equity value.

We have focused our long-term technology strategy on identifying technologies that would be used to deliver services such as high-definition television over various broadband wire line and wireless media within the home. This so-called “Digital Home” has received attention from leaders in semiconductors and systems. For instance, an industry organization named the “Home Grid Forum” was formed in April 2008 by Intel, Texas Instruments, Infineon and Panasonic in order to define the industry standards applicable to Digital Home technologies. We and several other smaller companies also are founding participants. If we are unable to develop products that comply with the standards set by the Home Grid Forum or other industry organizations, and our investments in Digital Home technologies do not result in any commercially viable products, we would not realize revenue growth based upon such technologies, and our business and equity value could suffer as a result.

Our products include a significant amount of firmware. If we are unable to deliver the firmware in a timely manner, we may have to delay revenue recognition at the end of a quarter, which could lead to significant unplanned fluctuations in our quarterly revenue. As a result, we may fail to meet or exceed our forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

In connection with new product introductions in a given market, we release production quality code to our OEM customers. This firmware is required for our products to function as intended. If the production-ready firmware is not released in a timely manner, we may have to defer all revenue related to the semiconductors that it may have already shipped during the quarter, and therefore, cause us to miss our revenue guidance. In addition, a customer may demand a specific future software feature as part of our order. As such, we may have to delay recognition on some or all of our revenue related to that customer’s order until the future software feature is delivered. Such delays or deferrals in revenue recognition could lead to significant fluctuations in our quarterly revenue and operating results and cause us to fail to meet or exceed our quarterly revenue guidance.

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

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to us, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and it is not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

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

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act, referred to as SOX, could harm our operating results, ability to operate our business and our investors’ view of our company.

If we do not maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we has effective internal control over financial reporting in accordance with Section 404 of SOX. There is a risk that neither our company, nor our independent registered public accounting firm, will be able to conclude that our internal control over financial reporting is effective as required by Section 404 of SOX. In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. Effective internal controls particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important to helping prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We are highly dependent upon manufacturing, development and marketing activities outside of the United States, and as our international manufacturing, development and sales operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China, India and France. In addition, 92% of our revenue for the year in 2009 and 92% of our revenue for the year is 2008 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have offices in China, India and other offices in France, Germany, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Chinese Yuan, Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the service providers they serve, and our California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble and test our products, and four of our subcontractor’s wafer foundries, are located in Malaysia, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past, including a recent major earthquake in Taiwan, and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in us experiencing a significant delay in delivery, or substantial shortage, of wafers in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Our investments in marketable securities may experience further decline in value, which would require us to recognize a charge and adversely affect our operating results.

Our marketable securities portfolio, which totals $15.0 million at January 3, 2010, includes auction rate securities of $0.7 million ($5.0 million at face value). Auction rate securities are securities that are structured with short-term interest rate reset dates of generally less than ninety days, but with contractual maturities that can be well in excess of ten years. At the end of each interest reset period, which occurs every seven to thirty-five days, investors can sell or continue to hold the securities at par. In the third quarter of 2007, certain auction rate securities with a cost value of $7.2 million failed auction and did not sell. We recorded an other-than-temporary impairment charge of approximately $6.2 million during the three months ended September 28, 2008 related to these auction rate securities. Although we believe that $0.7 million is the current fair value of these securities, there is a risk that the value of the securities may decline in value further, which would result in additional loss being recognized in our statement of operations.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to foreign operations and the amount and timing of inter-company payments from our foreign operations subject to U.S. income taxes related to the transfer of certain rights and functions.

Risks Related to Our Common Stock

The market price of our common stock has been and may continue to be volatile, and holders of our common stock may not be able to resell shares at or above the price paid, or at all.

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or our Company;

•	the gain or loss of market share in any of our markets;

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to January 3, 2010 ranged from a low of $1.02 to a high of $9.34.

In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly companies, like ours, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against our Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by our Company in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. Briefing on this issue is completed and the parties are awaiting a ruling from the District Court.

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

If securities or industry analysts do not continue to publish research or reports about our business, or if they issue an adverse opinion regarding our common stock, the market price of our common stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If one or more of the analysts who cover our company issues an adverse opinion regarding our common stock, the stock price would likely decline. If one or more of these analysts cease coverage of our Company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

Delaware law and our corporate charter and bylaws contain anti-takeover provisions that could delay or discourage takeover attempts that stockholders may consider favorable.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our Board of Directors to elect a director to fill a vacancy created by the expansion of our Board of Directors;

•	the establishment of a classified Board of Directors requiring that not all members of the board be elected at one time;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the board of directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

•

the ability of our Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

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

We are also subject to provisions of the Delaware General Corporation Law that, in general, prohibit any business combination with a beneficial owner of 15% or more of our common stock for three years after the point in time that such stockholder acquired shares constituting 15% or more of our shares, unless the holder’s acquisition of our common stock was approved in advance by our Board of Directors.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Facilities

Our headquarters are located at 47669 Fremont Boulevard, Fremont, California, where we lease approximately 73,600 square feet of space under our lease agreements expiring in March 2011. In the United States, we also lease 100,000 square feet of space in Red Bank, New Jersey and 4,400 square feet in Newport Beach, California. We intend to vacate our space in Newport Beach, California prior to the end of the year. In India we lease approximately 36,200 square feet of space in Bangalore and 20,000 square feet in Noida. In China we lease approximately 9,700 square feet of space in Shenzhen, 7,900 square feet in Beijing and 3,400 square feet in Shanghai. We intend to modify our leases in Shenzhen and Shanghai prior to the end of the year.

We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate our operations. In addition to our headquarters and the other noted facilities, we lease office space in Seoul, Republic of Korea; Singapore; Sophia Antipolis, France; Taipei, Taiwan and Tokyo, Japan.

ITEM 3.	LEGAL PROCEEDINGS

Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against our Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by our Company in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. Briefing on this issue is completed and the parties are awaiting a ruling from the District Court.

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

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Global Market under the symbol “IKAN”. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Global Market for the periods indicated.

	High	Low
2008
First quarter	$5.46	$3.81
Second quarter	$4.78	$3.02
Third quarter	$3.42	$1.76
Fourth quarter	$2.07	$0.87

2009
First quarter	$1.55	$1.05
Second quarter	$1.81	$1.29
Third quarter	$2.09	$1.44
Fourth quarter	$2.62	$1.58

As of March 2, 2010, there were approximately 400 holders of record of our common stock.

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

Sale of Unregistered Securities

For the four years ended January 3, 2010, we issued 177,380 shares of unregistered common stock in connection with the acquisition of Doradus in July 2006. In 2009, we issued a total of 872,315 shares of unregistered common stock for an asset purchase and an acquisition.

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

We sold to the Tallwood Investors (i) 24 million shares of our common stock, par value $0.001 per share (the “Common Stock”) and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”) for $42.0 million. The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. In addition, we issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of our Company. The Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment. The transaction was undertaken without an underwriter. The securities are being registered on Form S-3 during March of 2010. We used the proceeds from the Tallwood Investment to fund the purchase of the BBA product line from Conexant.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index from the date of our initial public offering on September 22, 2005 through December 31, 2009. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	Sept 22, 2005	Dec 30, 2005	Jun 30, 2006	Dec 29, 2006	June 29, 2007	Dec 31, 2007	Jun 30, 2008	Dec 31, 2008	June 30, 2009	Dec 31, 2009
Ikanos Communications	$100	$123	$127	$72	$63	$45	$28	$11	$13	$16
Philadelphia Semiconductor Index	$100	$105	$97	$102	$110	$89	$81	$46	$58	$79
NASDAQ Stock Market (U.S.)	$100	$105	$103	$115	$123	$125	$108	$60	$70	$86

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	2005	2006	2007	2008	2009
	(In thousands, except per share data)
Consolidated Statements of Operations Data:
Revenue	$85,071	$134,685	$107,467	$106,505	$130,688
Cost of revenue(1)	39,281	81,352	63,264	61,827	85,019

Gross profit	45,790	53,333	44,203	44,678	45,669

Operating expenses:
Research and development(1)	28,439	53,733	51,056	43,231	49,805
Selling, general and administrative(1)	15,532	25,082	27,398	25,823	30,974
Asset impairments	—	—	—	12,496	2,460
Restructuring charges	—	1,691	3,661	—	1,338
Common stock offering expenses	—	954	—	—	—

Total operating expenses	43,971	81,460	82,115	81,550	84,577

Income (loss) from operations	1,819	(28,127)	(37,912)	(36,872)	(38,908)
Investment gain (impairment)	—	—	—	(6,166)	1,238
Interest income and other, net	1,218	4,970	4,942	2,145	727

Income (loss) before income taxes	3,037	(23,157)	(32,970)	(40,893)	(36,943)
Provision for income taxes	295	280	294	220	158

Income (loss) before cumulative change in accounting principle	2,742	(23,437)	(33,264)	(41,113)	(37,101)
Cumulative effect of change in accounting principle, net of tax(2)	—	638	—	—	—

Net income (loss)(3)(4)	$2,742	$(22,799)	$(33,264)	$(41,113)	$(37,101)

Basic net income (loss) per share:
Prior to cumulative effect of change in accounting principle, net of tax	$0 .14	$(0.88)	$(1.16)	$(1.41)	$(0.97)
Cumulative effect of change in accounting principle, net of tax	—	0.02	—	—	—

Net income (loss) per share	$0.14	$(0.86)	$(1.16)	$(1.41)	$(0.97)

Weighted average number of shares	19,002	26,627	28,626	29,084	38,098

Diluted net income (loss) per share:(5)
Prior to cumulative effect of change in accounting principle, net of tax	$0.13	$(0.88)	$(1.16)	$(1.41)	$(0.97)
Cumulative effect of change in accounting principle, net of tax	—	0.02	—	—	—

Net income (loss) per share	$0.13	$(0.86)	$(1.16)	$(1.41)	$(0.97)

Weighted average number of shares	21,161	26,627	28,626	29,084	38,098

(1)	Amounts include stock-based compensation as follows:

	Year Ended
	2005	2006	2007	2008	2009
Cost of revenue	$271	$267	$271	$305	$313
Research and development	3,832	4,920	7,917	5,258	3,261
Selling, general and administrative	4,120	4,471	5,686	4,923	2,346

(2)	The cumulative effect of the change in accounting principle arises from the adoption of authoritative guidance related to stock compensation.

(3)	Net loss for 2007, 2008 and 2009 included stock-based compensation expense of $13.9 million, $10.5 million and $5.9 million, respectively. In accordance with authoritative guidance related to stock compensation we used the modified prospective transition method. Therefore, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 12. Equity Plans and Related Equity Activity” to the consolidated financial statements included in this report.

(4)	Net losses for 2006, 2008 and 2009 include acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions during 2008 and 2009.

(5)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	2005	2006	2007	2008	2009
	(In thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$93,920	$109,638	$83,972	$63,339	$27,540
Working capital	95,627	108,685	89,047	72,015	56,049
Total assets	125,595	175,857	153,156	107,433	143,000
Debt and capital lease obligations	1,964	1,805	—	—	—
Total stockholders’ equity	103,976	142,890	124,933	89,516	97,116

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Overview

We are a leading provider of advanced broadband semiconductor and software products for the digital home. We develop and market end-to-end products for the last mile and the digital home, which enable service providers to offer enhanced triple play services, including voice, video and data. Our products power DSLAMs, ONTs, concentrators, CPE, modems and RGs for leading OEMs. Our products have been deployed by service providers in Asia, Europe and North America. We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Expertise in the creation and integration of unique DSP algorithms with advanced digital, mixed signal and analog semiconductors enables us to offer high-performance, high-density and low power VDSL products. Flexible network processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These industry-leading products thus support service providers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which enables us to focus on design, development, sales and marketing of our products and reduce the level of our capital investment. Our customers consist primarily of ODMs, CMs and OEMs, who, in turn, sell our semiconductors as part of their solutions to telecommunication service providers, or as they are commonly referred to as service providers. From time to time, we also sell to distributors, who in turn sell to ODMs, CMs and OEMs. From time to time, we utilize sales representatives to market our products. We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $107.5 million in 2007, $106.5 million in 2008 and $130.7 million in 2009.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due the concentration of our revenue among a few customers. For instance, in the fourth quarter of 2006, our revenue declined by $15.7 million, or 43%, from the third quarter of 2006. In the third quarter of 2008, our revenue declined by $5.7 million, or 19% from the second quarter of 2008. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates greater than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

Furthermore, our future revenue growth depends upon new service providers beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions.

On August 24, 2009, we acquired the BBA product line from Conexant, which includes the backlog, customer relationships, product-related intellectual property, patents, fixed assets and inventory of the product line, for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the BBA products and engineers to Ikanos’ existing portfolio of VDSL solutions has more than doubled our size, expanded our reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA products is expected to allow us to develop semiconductor and software products for new markets within the digital home in addition to serving our Broadband DSL and Communications Processors businesses and to reduce costs through economies of scale.

In connection with the BBA acquisition, we sold to the Tallwood Investors 24.0 million shares of our common stock and warrants to purchase up to 7.8 million shares of our common stock for $42.0 million. The net proceeds from the Tallwood Investment were $38.8 million after payment of certain transaction-related costs of $3.2 million. Assuming full exercise of the warrants as of January 3, 2010, Tallwood Investors would have owned approximately 51% of the outstanding shares of our common stock.

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

Revenue Recognition

The performance of the Company’s semiconductor products is reliant upon firmware. Accordingly, revenue from the sale of semiconductors is recognized in accordance with the authoritative guidance regarding non-software deliverables in an arrangement containing more-than-incidental software. Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable. In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer.

Marketable Securities

We classify our marketable securities as available-for-sale at the time of purchase and re-evaluate such designation as of each consolidated balance sheet date. Our marketable securities include commercial paper, corporate bond and government securities and auction rate securities. Our marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive loss, a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, we assess whether the impairment is other than temporary. An impairment is considered other than temporary if (i) we have the intent to sell the security, (ii) it is more likely than not that we will be required to sell the security before recovery of its entire amortized cost basis, or (iii) we do not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. We evaluate both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, defaults and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

During 2008, upon determining that the decline in market value of our investment in auction rate securities was other-than-temporary, we wrote down the investments to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million. During 2009, auction rate securities with a face value of $2.2 million and a book value of $0.3 million were sold for $1.5 million. The gain of $1.2 million was included in Investment gain (impairment). There has been no further decline in the market value of our auction rate securities.

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial position or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

Inventory

We value our inventory at the lower of cost or estimated market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. We estimate market value based on our current pricing, market conditions and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventory and quantities on hand in excess of estimated future demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Additionally, we specifically reduce inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods.

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

Acquisitions

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on the estimated fair values. We use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimating cash flows from the projects when completed; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio and discount rates. We derive our discount rates from our internal rate of return based on our internal forecasts and we may adjust the discount rate giving consideration to specific risk factors of each asset. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Accounting for Impairment of Goodwill

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. Based on our annual impairment test performed during the fourth quarter of 2009, we concluded that there was no impairment of goodwill. Due to economic events that occurred during the third quarter of 2008, the Company performed an assessment for impairment and wrote down goodwill and intangibles by $7.4 million and $1.1 million, respectively.

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In addition, inaccordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with authoritative guidance. Under the fair value recognition provisions, share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected life. We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical volatilities of our stock price and that of our peer group. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent we revise this estimate in the future, our share-based payment expense could be materially impacted in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

The above items are not a comprehensive list of all of our accounting policies. In many cases, the accounting treatment of a particular transaction is specifically dictated by authoritative guidance with no need for our management’s judgment in its application. There are also areas in which our management’s judgment in selecting any available alternative would not produce a materially different result. See our consolidated financial statements and related notes thereto included elsewhere in this annual report on Form 10-K that contain accounting policies and other disclosures in accordance with authoritative guidance.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Revenue increased by $24.2 million, or 23%, to $130.7 million in 2009 from $106.5 million in 2008. The increase was directly attributable to the BBA product line revenue of $36.1 million. The acquisition of the BBA product line has enabled us to grow and diversify our revenue base across multiple regions, customers and product lines. Asian sales improved by 21% from $62.3 million in 2008 to $75.6 million in 2009. While Korean revenue remained flat and Japanese revenue was off from 2008, revenue in greater China (including Taiwan and the Peoples Republic of China) showed significant gains more than offsetting the Japanese decline. Sales to greater China were driven by ADSL shipments to China Telecom and China Unicom. European revenue improved by 24% and reached $43.9 million in 2009 versus $35.5 million in 2008. The significant increase in Europe was broad-based to the major European service providers. North American revenue improved 27% to $11.1 million in 2009 from $8.7 million in 2008, reflecting shipments for AT&T.

Revenue decreased marginally by $1.0 million, or 1%, to $106.5 million in 2008 from $107.5 million in 2007. Although our average sales price has remained fairly consistent year over year, our number of units shipped has decreased by 1% creating the 1% decline in revenue. Second half revenue declined from the first half of 2008 in line with the general worldwide economic decline. European revenue increased $6.3 million, or 22%, from 2007 as a number of European service providers began deploying VDSL2 solutions. Asian sales declined $9.3 million or 13% from 2007. Korean sales continued to decline as OEMs reduced purchases due the weakness on the Korean Won combined with the deteriorating economic climate. Japanese sales were strong during the first nine months of 2008, but declined in the fourth quarter as the OEMs closely monitored their inventory levels in light of the weak Asian economy.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more service providers world-wide to begin deployments of our broadband solutions. The following direct customers accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

Our Direct Customer	OEM Customer	2009	2008	2007
Sagemcom	Sagemcom	19%	21%	20%
Paltek	Sumitomo	12	23	*
NEC	NEC Corporation	11	25	29
Alcatel-Lucent	Alcatel-Lucent	*	11	*
Altima	Sumitomo	*	*	12
Uniquest	Dasan, Millinet and Ubiquoss	*	*	11

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	2009	2008	2007
Asia	58%	59%	67%
Europe	34	33	27
North America	8	8	6

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Comparing 2009 to 2008 as a percent of total revenue, our revenue by region remained relatively constant, but revenue in dollars increased by at least 20% in each of the regions. We saw organic growth in Europe while the growth in Asia and North America was more reflective of the BBA acquisition.

Comparing 2008 to 2007, revenue from Asia declined both in terms of percentage of total revenue and absolute dollars due to the weakness in the Japanese and Korean markets. The decline was partially offset by growth in Europe both in absolute terms and as a percentage of total revenue. The increase in European revenue was due to Alcatel-Lucent’s ramping up of production as service providers such as Belgacom and Swisscom began or increased their deployments of our VDSL solutions. North American revenue increased versus 2007 due to sales to an OEM, headquartered in the U.S., whose end customer is located in Europe.

Revenue by Product Family as a Percentage of Total Revenue

	2009	2008	2007
Broadband DSL	66%	84%	85%
Communications Processors	27	16	15
Other	7	—	—

We divide our products into the following markets: Broadband DSL, Communications Processors and Other. Broadband DSL consists of our central office products, DSL modem-only customer premise equipment products and the DSL value of our integrated devices. Communications Processors includes our stand alone processors and the processor-only value of our integrated devices. Other includes products that do not fall into the other two segments. Although the Broadband DSL product family declined as a percent of total revenue, the dollar revenue decline was minimal as demand remained relatively strong in all regions for our broadband ADSL and VDSL central office products. Our Communications Processor product family showed strong growth primarily due to new deployments in India for our Solos® brand of communications processors follow-on shipments or our latest Vx180 platform and an increase in Vx160 shipments for Europe’s Sagemcom and other OEMs. The Other category relates to miscellaneous technology that we acquired from our BBA acquisition including WiFi and Ethernet among other products.

Cost and Operating Expenses

				% Change
	2009	2008	2007	2009/2008	2008/2007
	(In millions)
Cost of revenue	$85.0	$61.8	$63.3	38%	(2)%
Research and development	49.8	43.2	51.1	15	(15)
Sales, general and administrative	31.0	25.8	27.4	20	(6)
Operating asset impairments	2.5	12.5	—	nm	nm
Restructuring charges	1.3	—	3.7	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2009	2008	2007
Cost of revenue	65%	58%	59%
Research and development	38	41	48
Sales, general and administrative	24	24	25

Cost of revenue. Our cost of revenue consists primarily of cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases. This could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment and amortization of acquisition-related intangibles.

Cost of revenue increased $23.2 million, or 38%, to $85.0 million for 2009 compared to $61.8 million for 2008. Our gross margin was 35% in 2009 compared to 42% in 2008. The decrease is gross margin is attributable to the incremental amortization of intangibles and the adjustment of the fair value of inventory acquired of $5.7 million related to the BBA acquisition and a greater portion of ADSL product revenue, which typically has a lower gross margin.

Cost of revenue decreased to $61.8 million during 2008 as compared to $63.3 million during 2007. Our gross margin was 42% in 2008 as compared to 41% in 2007. The increase in gross margin is primarily the result of the sale of previously written down inventory, favorable declines in pricing from our suppliers and test-time reductions. These increases to gross margin were offset by an increase in amortization of acquisition related costs associated with our acquisition of the DSL technology and related assets from Centillium Communications, Inc.

Research and development expenses. All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

During 2009, R&D expenses were $49.8 million, an increase of $6.6 million, or 15%, from $43.2 million in 2008. The increase in expenses is primarily due to payroll and related costs of $7.8 million, of which the majority relates to the BBA acquisition, and an increase in software licensing of $2.3 million. These increases were partially offset by declines in stock-based compensation of $2.0 million, depreciation of $1.1 million and the amortization of intangibles of $0.7 million.

R&D expenses decreased $7.9 million, or 15%, to $43.2 million in 2008 as compared to $51.1 million in 2007. The reduction was primarily due to decreases in tape-out expenses of $2.6 million, stock-based compensation of $2.7 million and license and software fees of $1.8 million. Employee-related expenses increased by $1.3 million, but were generally offset by a $1.1 million reduction in consulting expenses.

Our R&D personnel are located primarily in the United States, India and China. As of January 3, 2010, we had 412 engineers engaged in R&D of which 174 were located in India, 217 were located in the United States and 49 were located in China. This compares to 194 at the end of 2008 and 184 at the end of 2007.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For 2009, SG&A expenses were $31.0 million, an increase of $5.2 million, or 20%, from $25.8 million in 2008. SG&A expenses increased generally as a result of transaction related expenses associated with the BBA acquisition of $3.4 million, amortization of intangible assets of $1.6 million, salary and related personnel expenses of $1.6 million and facility related expenses of $1.1 million. These increases were partially offset by a decrease in stock based compensation of $2.6 million.

SG&A expenses declined by 6%, or $1.6 million to $25.8 million in 2008 compared to $27.4 million in 2007. The decrease is primarily attributable to decreases in employee costs of $0.8 million, consulting fees of $0.8 million, outside services (including legal, accounting and recruiting) of $2.0 million and stock compensation costs of $0.8 million. These costs were somewhat offset by increases in severance costs of $0.6 million, patent expenses of $0.3 million and intangible expenses of $1.4 million, in part related to the Centillium DSL acquisition.

As of January 3, 2010 SG&A headcount was 127, which compares to 89 at the end of 2008 and 85 at the end of 2007.

Asset impairments. When we acquired the Conexant BBA product line in August 2009, we assigned a value of $4.9 million to in-process research and development. IPR&D was comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, we recorded an asset impairment charge of $2.5 million.

During the third quarter of 2008, as a result of our market capitalization being significantly lower than the carrying value of our net assets, we recorded a goodwill impairment charge of $7.4 million. Also during the third quarter of 2008, we recorded asset impairment charges related to prepaid license fees of $4.0 million and acquisition related intangible assets of $1.1 million. The prepaid license fees originated from a vendor that provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until a semiconductor mask set was created at this foundry. Based on our planned tape-out decisions for 2009 and the foreseeable future, we concluded that there was no future economic benefit to the intellectual property and impaired the related prepaid license fees. The impaired intangible assets related to trademarks and patents from our 2006 acquisition of the network processing and ADSL assets and the 2008 purchase of the DSL technology and assets. Based on our review of our business, we concluded that these intangible assets had no future economic benefit. The total combination of the asset impairments during the third quarter of 2008 totaled $12.5 million.

Restructuring charges. During 2009, we implemented restructuring plans to combine design centers in India and to reduce its expense structure in North America. We incurred restructuring charges of $1.3 million related to the termination of 67 employees. In addition, we relocated the remaining personnel and equipment from Hyderabad and Pune, India to Bangalore, India.

In 2007, we incurred restructuring and severance expenses of $3.7 million as we outsourced our back-end physical semiconductor design process and terminated four members of senior management. The restructuring charges consisted of approximately $2.9 million in contract termination expenses and asset impairments and $0.8 million in severance expenses.

Investment Gain (Impairment)

In the fourth quarter of 2009, we sold auction rate securities with a face value of $2.2 million and a basis of $0.3 million for $1.5 million and recognized a gain of $1.2 million from the proceeds. We originally recorded an impairment charge related to our auction rate securities totaling $6.2 million in 2008 as we determined that the decrease in value was “other-than-temporary.” We considered a number of factors in making this determination, including the duration of the failed auctions, the worsening financial condition of the underlying issuers and the related insurance agencies and the general worsening of the global credit markets. The write-down of $6.2 million represented approximately 85% of the face value of the securities and was determined using a DCF model as described in Note 4 – Investments and Fair Value Measurements of our consolidated financial statements.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, which are partially offset other non-operating expenses. Interest income and other, net was $0.7 million in 2009 as compared to $2.1 million in 2008 and $4.9 million in 2007. The decline in interest income over the three-year period reflects a decline in our cash and investment balances as well as lower interest rates.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The provision for income taxes was $0.2 million in 2009, $0.2 million in 2008 and $0.3 million in 2007, primarily relating to foreign income taxes. We maintain a full valuation allowance for our tax assets as a result of recurring losses.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of January 3, 2010 is approximately $4.0 million.

We are in the process of expanding our international operations and staff to better support our expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, certain licenses and other contractual arrangements between us and our wholly-owned foreign subsidiaries. Our foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, we expect that an increasing percentage of our consolidated pre-tax income will be derived from, and reinvested in, our Asian operations. We anticipate that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, our effective income tax rate is expected to be lower than the United States federal statutory rate.

During the year, we experienced a change in ownership within the meaning of Internal Revenue Code Section 382. As a result, all unutilized net operating loss carryforwards from prior years expired.

Net Loss

As a result of the above factors, we reported a net loss of $37.1 million in 2009 compared to net losses of $41.1 million in 2008 and $33.3 million in 2007. We have incurred net losses throughout most of our history. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. We believe that the greater scale achieved by acquiring the BBA product line from Conexant has increased, and will continue to increase, our revenue each quarter. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs. The BBA product line transaction also provided us the opportunity to reduce redundant functions and related expenses. As such, we believe operating expenses as a percentage of revenue will be reduced in 2010; and it is also our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles.

Liquidity and Capital Resources

Cash and investments decreased by $36.2 million to $28.2 million as of January 3, 2010 compared to $64.4 million as of December 28, 2008. We have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and other costs. We believe there will be additional working capital requirements needed to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows (in millions):

	2009	2008	2007
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$27.2	$65.1	$49.3
Net cash used in operating activities	(21.0)	(3.0)	(15.8)
Net cash provided (used) by investing activities	(32.2)	(30.6)	29.7
Net cash provided (used) by financing activities	39.3	(4.3)	1.9

Cash and cash equivalents—end of year	$13.3	$27.2	$65.1

Operating Activities

During 2009, we used $21.0 million in net cash from operating activities while incurring a loss of $37.1 million. Included in the net loss were non-cash charges amounting to $21.7 million that resulted from amortization of intangibles and acquired technology of $8.2 million, stock-based compensation of $5.9 million, depreciation and amortization of $5.1 million and asset impairments of $2.5 million. These charges were partially offset by a $1.2 million gain on the sale of auction rate securities. Increases in accounts receivable of $22.6 million and inventory of $2.0 million were nearly offset by an increase in accounts payable and accrued liabilities of $21.2 million. The increases in accounts receivable, accounts payable and accrued liabilities were directly related to the increased working capital requirements associated with more than doubling our business as a result of the BBA acquisition.

During 2008, we used $3.0 million in net cash from operating activities while incurring a loss of $41.1 million. Included in the net loss were non-cash charges amounting to $42.3 million that resulted from asset impairments of $12.5 million, stock-based compensation of $10.5 million, depreciation and amortization of $6.7 million, amortization of intangibles and acquired technology of $6.2 million and an investment impartment of $6.1 million. Reductions in accounts receivable of $4.7 million and inventory of $3.4 million were not enough to offset the decrease in accounts payable and accrued liabilities of $12.4 million. The reductions in inventory, accounts receivable and accounts payable and accrued liabilities were directly related to decline in business activity beginning in the third quarter and continuing through the fourth quarter of 2008. Fourth quarter revenue in 2008 was $22.8 million compared to $29.9 million in the comparable 2007 period.

During 2007, we used $15.8 million in net cash from operating activities, while incurring a net loss of $33.3 million. Included in the net loss was approximately $26.3 million in various non-cash expenses and charges consisting of depreciation and amortization, loss on disposal of property and equipment, stock-based compensation expense and amortization of intangible assets and acquired technology. The non-cash items were offset by a decrease in accounts payable and liabilities of $5.1 million, and increases in accounts receivable of $1.9 million and prepaid and other assets of $1.6 million. The decrease in accounts payable and liabilities was attributed to timing of purchases and payments in the ordinary course of business. The increase in accounts receivable was due to increased sales in the fourth quarter of 2007 as compared to 2006. The increase in prepaid and other assets was primarily due to prepaid royalties and term-based software licenses.

Investing Activities

We used net cash of $32.2 million in investing activities in 2009 primarily as a result of our purchase of Conexant’s BBA product line for $53.1 million, which was partially offset by the net sales and maturities of our investments of $23.3 million. During the year, we also had capital expenditures of $1.1 million. We used net cash of $30.6 million in investing activities in 2008 primarily from the net purchases of short-term investments of $17.1 million, our acquisition of Centillium’s DSL technology and assets for $11.9 million and capital expenditures of $1.6 million. We generated cash from investing activities of $29.7 million in 2007, primarily from the net sale of investments totaling $34.3 million, offset by $4.6 million in purchases of property and equipment.

We have classified our investment portfolio as “available for sale,” and our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive or we are in need of cash. We have used cash to acquire businesses and technologies that enhance and expand our product offering, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We also anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

In connection with our acquisition of the BBA product line, we raised $39.3 million in acquisition financing from the Tallwood Investors. Specifically, on August 24, 2009, we sold 24.0 million shares of our common stock and 7.8 million warrants to purchase our common stock in the future at a share price of $1.75 to Tallwood Investors for $42.0 million. After reimbursing Tallwood for certain banking, accounting and legal fees amounting of $3.2 million, we received $38.8 million.

In 2008, we used $4.3 million in financing activities to repurchase 1.6 million shares of our common stock for $5.2 million. We have retired 1.0 million shares of that stock and are holding 0.6 million shares as treasury stock. This use of cash was partially offset by $0.9 million received from employees exercising stock options. Cash generated by financing activities amounted to $1.9 million during 2007, primarily from proceeds of the exercises of employee stock options offset by payments made on capital lease obligations. We have used, and continue to intend to use, the net proceeds for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of January 3, 2010 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2010	2011 and 2012	2013 and 2014
Operating lease payments	$7.8	$4.1	$2.9	$0.8
CAD software tools	5.8	2.5	3.3	—
Technology license agreement	1.1	1.1	—	—
Inventory purchase obligations	12.7	12.7	—	—

	$27.4	$20.4	$6.2	$0.8

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

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance related to fair value measurement that defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. We were required to apply this guidance beginning in 2008. In February 2008, the FASB delayed the effect of this guidance for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of this guidance for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on Business Combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in a business combination. This guidance also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This statement amends Accounting Research Bulletin 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The guidance, which was effective for us beginning in 2009, did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In April 2008, the FASB issued a staff position related to the determination of the useful life of intangible assets and amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This FASB staff position is effective for intangible assets acquired on or after July 1, 2009. The adoption of this guidance did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In April 2009, the FASB provided guidelines for making fair value measurements more consistent with the principles already in effect. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The authoritative guidance, effective beginning with our interim reporting period ended on June 28, 2009, had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The authoritative guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to this guidance, fair values for these assets and liabilities have only been disclosed once a year. The authoritative guidance requires these disclosures on a quarterly basis, thereby providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement was effective for our interim reporting period ended on June 28, 2009. The implementation of this guidance had no impact on our consolidated financial position, results of operations or cash flows.

In April 2009, the FASB provided additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The guidance brought greater consistency to the timing of impairment recognition, and provided greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This authoritative guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses and an aging of securities with unrealized losses. The guidance was effective beginning with our interim reporting period ended on June 28, 2009. The implementation had no impact on our consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of prior guidance. The FASB ASC became the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this statement, the codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the codification became non-authoritative. This guidance became effective for our financial statements issued for interim periods ended September 27, 2009. The adoption of the codification did not have a material effect on our consolidated results of operations or financial condition.

In September 2009, the FASB issued authoritative guidance related to revenue recognition for certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The authoritative guidance is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. We do not expect adoption of the updated guidance to have a material impact on our consolidated financial position, results of operations or cash flows.

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

As of January 3, 2010, we had cash, cash equivalents and investments totaling $28.2 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one percent, the effect would be to increase/decrease investment income by approximately $0.1 million.

Investment Risk

Our marketable securities portfolio as of January 3, 2010 was $15.0 million, consisting of money market funds of corporate bonds of $2.2 million, U.S. treasuries of $12.1 million and auction rate securities of $0.7 million. The auction rate securities have a face value of $5.0 million and have failed at auction for over a year. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Foreign Currency Risk

Our revenue and cost of revenue are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, the Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to increase/decrease income by approximately $1.5 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statement of operations, stockholder’s equity, comprehensive income and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at January 3, 2010 and December 28, 2008, and the results of their operations and their cash flows for each of the three years in the period ended January 3, 2010 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 3, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

San Jose, California

March 18, 2010

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 3, 2010	December 28, 2008
Assets
Current assets:
Cash and cash equivalents	$13,317	$27,219
Short-term investments	14,223	36,120
Accounts receivable, net of allowances of $10 and $7, respectively	34,995	12,360
Inventory	35,050	12,489
Prepaid expenses and other current assets	2,155	1,744

Total current assets	99,740	89,932
Property and equipment, net	7,502	9,597
Intangible assets, net	25,359	6,290
Goodwill	8,633	—
Other assets	1,766	1,614

	$143,000	$107,433

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$26,641	$9,237
Accrued liabilities	17,050	8,680

Total current liabilities	43,691	17,917

Long-term liabilities	2,193	—
Total liabilities	45,884	17,917

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 share issued and outstanding and none issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 99,000 and 50,000 shares authorized, respectively; 54,575 and 29,594 issued, respectively, and 54,002 and 29,021 outstanding, respectively	54	29
Additional paid-in capital	310,265	272,948
Warrants	7,567	—
Accumulated other comprehensive income	84	292
Accumulated deficit	(220,854)	(183,753)

Total stockholders’ equity	97,116	89,516

	$143,000	$107,433

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Revenue	$130,688	$106,505	$107,467
Cost of revenue(1)	85,019	61,827	63,264

Gross profit	45,669	44,678	44,203

Operating expenses:
Research and development(2)	49,805	43,231	51,056
Selling, general and administrative(3)	30,974	25,823	27,398
Asset impairments	2,460	12,496	—
Restructuring charges	1,338	—	3,661

Total operating expenses	84,577	81,550	82,115

Loss from operations	(38,908)	(36,872)	(37,912)
Investment gain (impairment)	1,238	(6,166)	—
Interest income and other, net	727	2,145	4,942

Loss before provision for income taxes	(36,943)	(40,893)	(32,970)
Provision for income taxes	158	220	294

Net loss	$(37,101)	$(41,113)	$(33,264)

Basic and diluted net loss per share	$(0.97)	$(1.41)	$(1.16)

Weighted average number of shares (basic and diluted)	38,098	29,084	28,626

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$313	$305	$271
(2) Research and development	3,261	5,258	7,917
(3) Selling, general and administrative	2,346	4,923	5,686

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income
	Shares	Amount
Balance at December 31, 2006	27,710	$28	$251,274	$914	$50	$(109,376)	$142,890
Net loss	—		—	—	—	(33,264)	(33,264)	$(33,264)
Unrealized loss on marketable securities	—		—	—	(168)	—	(168)	(168)

Comprehensive loss								$(33,432)

Stock-based compensation	—		13,893	—	—	—	13,893
Net issuance of common stock under stock option plans	1,702	1	1,581	—	—	—	1,582
Cancellation of warrants	—		914	(914)	—	—	—

Balance at December 30, 2007	29,412	29	267,662	—	(118)	(142,640)	124,933
Net loss	—		—	—	—	(41,113)	(41,113)	$(41,113)
Unrealized gain on marketable securities	—		—	—	410	—	410	410

Comprehensive loss								$(40,703)

Stock-based compensation	—	—	10,486	—	—	—	10,486
Net issuance of common stock under stock option plans	1,182	1	4	—	—	—	5
Repurchase of common stock & held in treasury	(573)	—	(2,055)	—	—	—	(2,055)
Repurchase of common stock & retired	(1,000)	(1)	(3,149)	—	—	—	(3,150)

Balance at December 28, 2008	29,021	29	272,948	—	292	(183,753)	89,516
Net loss	—	—	—	—	—	(37,101)	(37,101)	$(37,101)
Unrealized gain on marketable securities	—	—	—	—	(208)	—	(208)	(208)

Comprehensive loss	—	—	—	—	—	—		$(37,309)

Tallwood Investment, net of issuance costs	24,000	24	31,191	7,567	—	—	38,782
Stock-based compensation	—	—	5,920	—	—	—	5,920
Net issuance of common stock under stock option plans	901	1	144	—	—	—	145
Vesting of restricted stock	80	—	62	—	—	—	62

Balance at January 3, 2010	54,002	$54	$310,265	$7,567	$84	$(220,854)	$97,116

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Cash flows from operating activities:
Net loss	$(37,101)	$(41,113)	$(33,264)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,135	6,735	7,305
Stock-based compensation expense	5,920	10,486	13,874
Asset impairments	2,460	18,972	1,485
Amortization of intangible assets and acquired technology	8,208	6,154	3,648
Gain on sale of auction rate securities	(1,238)	—	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	(22,635)	4,721	(1,941)
Inventory	(2,016)	3,387	(224)
Prepaid expenses and other assets	(892)	36	(1,604)
Accounts payable and accrued liabilities	21,210	(12,368)	(5,105)

Net cash used by operating activities	(20, 949)	(2,990)	(15,826)

Cash flows from investing activities:
Purchases of property and equipment	(1,058)	(1,624)	(4,633)
Purchases of investments	(6,610)	(283,596)	(102,015)
Maturities and sales of investments	29,866	266,533	136,309
Acquisitions	(54,440)	(11,918)	—

Net cash provided (used) by investing activities	(32,242)	(30,605)	29,661

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	39,289	893	2,859
Payments of capital leases	—	—	(897)
Repurchases of common stock	—	(5,205)	—

Net cash provided (used) by financing activities	39,289	(4,312)	1,962

Net increase (decrease) in cash and cash equivalents	(13,902)	(37,907)	15,797
Cash and cash equivalents at beginning of year	27,219	65,126	49,329

Cash and cash equivalents at end of year	$13,317	$27,219	$65,126

Supplemental disclosure of cash flow information:
Cash paid for interest expense	$—	$—	$84
Cash paid for income taxes	188	199	440

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple-play broadband. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by service providers in Asia, Europe and North America.

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred a net loss of $37.1 million for the year ended January 3, 2010 and had an accumulated deficit of $220.9 million as of January 3, 2010. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There were 53 weeks in fiscal year 2009.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation. Certain prior year amounts have been reclassified to conform to the current year presentation.

References in this Annual Report on Form 10-K to “authoritative guidance” are to the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) in June 2009.

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

Certain prior year amounts have been reclassified to conform to the current year presentation.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (FASB) issued guidance related to fair value measurement that defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements. The Company was required to apply this guidance beginning in 2008. In February 2008, the FASB delayed the effect of this guidance for all non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008. The adoption of this guidance for financial assets and liabilities did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2007, the FASB issued guidance on business combinations, which establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any non-controlling interest in the acquiree in a business combination. This guidance also establishes principles around how goodwill acquired in a business combination or a gain from a bargain purchase should be recognized and measured, as well as provides guidelines on the disclosure requirements on the nature and financial impact of the business combination. The guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The adoption of these standards did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In December 2007, the FASB issued guidance related to noncontrolling interests in consolidated financial statements. This statement amends Accounting Research Bulletin (ARB) 51 and establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. It requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest. This guidance establishes a single method of accounting for changes in a parent’s ownership interest in a subsidiary that do not result in deconsolidation. The guidance, which was effective for the Company beginning in 2009, did not have a material effect on the Company’s consolidated statements of financial position, operations or cash flows.

In April 2008, the FASB issued a staff position related to the determination of the useful life of intangible assets and amended the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset. This FASB Staff Position is effective for intangible assets acquired on or after July 1, 2009. The adoption of this guidance did not have a material effect on our consolidated statements of financial position, operations or cash flows.

In April 2009, the FASB provided guidelines for making fair value measurements more consistent with the principles already in effect. The guidance relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms that the objective of fair value measurement is to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive. The authoritative guidance, effective beginning with the Company’s interim reporting period ended on June 28, 2009, had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB issued authoritative guidance to enhance consistency in financial reporting by increasing the frequency of fair value disclosures. The authoritative guidance relates to fair value disclosures for any financial instruments that are not currently reflected in a company’s balance sheet at fair value. Prior to this guidance, fair values for these assets and liabilities have only been disclosed once a year. The authoritative guidance requires these disclosures on a quarterly basis, thereby providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. The disclosure requirement was effective for the Company’s interim reporting period ended on June 28, 2009. The implementation of this guidance had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2009, the FASB provided additional guidance designed to create greater clarity and consistency in accounting and presenting impairment losses on securities. The guidance brought greater consistency to the timing of impairment recognition, and provided greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. This authoritative guidance also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses. The guidance was effective beginning with the Company’s interim reporting period ended on June 28, 2009. The implementation had no impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2009, the FASB issued “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles”, a replacement of prior guidance. The FASB Accounting Standards Codification will become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This guidance became effective for the Company’s financial statements issued for interim periods ended September 27, 2009. The adoption of the codification did not have a material effect on the Company’s consolidated results of operations or financial condition.

In September 2009, the FASB issued authoritative guidance related to revenue recognition for certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The authoritative guidance is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

Revenue Recognition

In accordance with authoritative guidance revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is probable.

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

The Company accounts for its marketable securities in accordance with ASC 820 and classifies the marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. The marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. The Company’s marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, defaults and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, approximate fair value due to the relatively short maturity periods.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. Additionally, the Company specifically reduces inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established and accordingly, it is not written back up in future periods.

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

The depreciation and amortization periods for property and equipment categories are as follows:

Computer equipment	2 to 3 years
Furniture and fixtures	4 years
Machinery and equipment	3 to 7 years
Software	3 to 7 years

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. In accordance with authoritative guidance, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination is made. During the fourth quarter of 2009, the Company performed its annual goodwill assessment. There was no impairment of goodwill. Due to economic events that occurred during the third quarter of 2008, the Company performed an assessment for impairment and wrote down goodwill and intangibles by $7.4 million and $1.1 million, respectively. See Note 3—Asset Impairments.

Impairment of Long-Lived Assets

In accordance with authoritative guidance, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no impairment in 2009. During the third quarter of 2008, the Company performed an evaluation of its long-lived assets and recorded an impairment charge of $4.0 million. See Note 3—Asset Impairments.

Software Development Costs

In accordance with authoritative guidance, software development costs are capitalized beginning when technological feasibility has been established and ending when a product is available for general release to customers. To date, the period between achieving technological feasibility and the issuing of such software has been short and software development costs qualifying for capitalization have been insignificant.

Research and Development

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to software tools, mask tooling expenses, materials, supplies and equipment depreciation. All research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. To date, advertising costs have been insignificant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. Short-term investments include a diversified portfolio of commercial paper and government agency bonds. Long-term investments are comprised of auction rate securities and are included in other assets. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Four customers represented 18%, 15%, 10% and 10% of accounts receivable at January 3, 2010. Three customers represented 43%, 19%, and 11% of accounts receivable at December 28, 2008. Three customers accounted for 19%, 12%, and 11% of revenue for the year ended January 3, 2010. Four customers accounted for 25%, 23%, 21% and 11% of revenue for the year ended December 28, 2008. Four customers accounted for 29%, 20%, 12% and 11% of revenue for the year ended December 30, 2007.

Concentration of Suppliers

The Company subcontracts all of the manufacture, assembly and tests of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen events could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources manufacture, assemble and test the Company’s products, with which the Company has no long-term contracts. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and result of operations.

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

Net Loss Per Share

In accordance with ASC 260-10-55, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Net loss	$(37,101)	$(41,113)	$(33,264)

Weighted average shares outstanding	38,098	29,084	28,626

Basic and diluted net loss per share	$(0.97)	$(1.41)	$(1.16)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Anti-dilutive securities:
Warrants to purchase common stock	800	—	—
Weighted average restricted stock and restricted stock units	1,422	1,479	1,326
Weighted average options to purchase common stock	2,303	2,362	2,943

	4,525	3,841	4,269

Income Taxes

The Company accounts for income taxes under the liability method, whereby deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In addition, the calculation of the Company’s tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In accordance with authoritative guidance, the Company recognizes liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Note 2 – Business Combinations

Acquisition of the Broadband Access Product Line of Conexant

On August 24, 2009, the Company acquired the Broadband Access (BBA) product line of Conexant Systems, Inc. (Conexant), which includes the product-related intellectual property, patents, fixed assets and inventory of the product line for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the BBA products and engineers to Ikanos’ existing portfolio of VDSL solutions has more than doubled the size the Company, expanded its reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA is expected to allow the Company to develop semiconductor and software products for new markets within the digital home in addition to serving the Company’s Broadband DSL and Communications Processors businesses.

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

Tangible assets acquired consisted of inventory of $20.5 million and property and equipment of $2.0 million and were assigned a fair value as of the date of acquisition based on the expected selling price and replacement value, respectively. The identifiable intangible assets acquired have no residual value and are as follows (in thousands):

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

Acquired IPR&D: Acquired IPR&D relates to projects that, as of the acquisition date, have not been completed. IPR&D assets are initially recognized at fair value and have indefinite useful lives until the successful completion or abandonment of the associated research and development efforts. Accordingly, during the development period after the acquisition date, these assets will not be amortized into results of operations; instead these assets will be subject to periodic impairment testing.

Upon successful completion of the development process for an IPR&D project, determination as to the useful life of the asset will be made; at that point in time, the asset would then be considered as having a finite-life and Ikanos would begin to amortize the asset into earnings. The Company valued the IPR&D using a combination of the income approach and a DCF model with a discount rate of 22%.

IPR&D comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, the Company recorded an operating asset impairment charge of $2.5 million. The gateway project will continue to be developed and is expected to come to market in the second half of 2010. At that time, the expected useful life will be determined. However, based on the Company’s experience with similar gateway products, it is expected that the useful life will be approximately three years.

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

The liabilities assumed of $6.4 million comprised of personnel liabilities totaling $3.3 million, excess lease liabilities of $2.9 million and other liabilities totaling $0.2 million. Personnel liabilities are comprised of assumed vacation and foreign statutory pension costs as well as reimbursement to Conexant of severance costs for former Conexant employees associated with the BBA, but who were terminated on Day 1 of the acquisition. The excess lease liability is a combination of unfavorable rent rates and excess space at several assumed leased properties. The liability will be amortized over the remaining lease term of up two years.

The amounts of the BBA’s revenue included in Ikanos’ consolidated income statement for the year ended January 3, 2010 was $36.1 million. Disclosure of losses related to the acquisition of the BBA business is impracticable to determine because the business, departments and personnel have been integrated into the comparable departments of Ikanos Communications and is, therefore, omitted.

The unaudited pro forma revenue, net loss and net loss per share give effect to the BBA acquisition as if it occurred at the beginning of each of the periods presented below. Adjustments were made for the amortization of BBA acquisition related intangible assets and for excess lease costs as if the BBA acquisition had occurred at the beginning of each period reported.

Pro forma consolidated results for the year ended 2009 and 2008 are as follows (in thousands, except per share data):

	For the Year Ended
	January 3, 2010	December 28, 2008
Pro forma revenue	$215,290	$277,661
Pro forma net loss	$(50,273)	$(194,977)
Pro forma basic and diluted net loss per share	$(0.94)	$(3.67)
Pro forma weighted average basic and diluted outstanding shares	53,494	53,084

The following is a reconciliation of reported weighted average basic and diluted outstanding shares to pro forma weighted average basic and diluted outstanding shares (thousands):

	For the Year Ended
	January 3, 2010	December 28, 2008
Weighted average basic and diluted outstanding shares as reported	38,098	29,084
Excluding effect of Tallwood Investment on reported weighted average shares (see Note 11)	(8,604)	—
Weighted average number of shares issued to Tallwood Investors as if issued at the beginning of the reporting period	24,000	24,000

Pro forma weighted average basic and diluted shares	53,494	53,084

Acquisition of Centillium DSL Assets

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

Tangible assets acquired of $3.6 million consisted primarily of inventory and fixed assets and were assigned a fair value as of the date of acquisition based on the expected selling price and replacement value, respectively. As discussed further below, the identified intangible assets acquired were assigned fair values in accordance with authoritative guidance. The Company believes that these identified intangible assets have no residual value.

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

Purchased IPR&D: IPR&D of $0.3 million was recorded as research and development expense in accordance with FIN 4. Projects that qualify as IPR&D represent those that have not yet reached technological feasibility and which have no alternative future use. Technological feasibility is established when an enterprise has completed all planning, designing, coding, and testing activities that are necessary to establish that a product can be produced to meet its design specifications including functions, features and technical performance requirements. There was one IPR&D project as of the acquisition date, and it was discontinued as of March 30, 2008. The Company valued the IPR&D using a combination of the income approach and a DCF model with a discount rate of 32%.

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

Note 3 – Asset Impairments

When the Company acquired the Conexant BBA product line in August 2009, it assigned a value of $4.9 million to IPR&D. IPR&D comprised effectively two projects that were in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, the Company recorded an operating asset impairment charge of $2.5 million for the year ended January 3, 2010.

For the year ended December 28, 2008, the Company recorded impairment charges totaling $12.5 million of which $7.4 million related to goodwill, $1.1 million related to intangibles and $4.0 million related to prepaid license fees. The Company also determined that its investment in auction rate securities was impaired (see Note 4), resulting in an additional charge of $6.2 million.

During the third quarter of 2008, due to a low market capitalization, the Company performed a goodwill impairment test. The fair value of the Company’s single reporting unit was determined based on its quoted stock price on the NASDAQ stock exchange plus an estimated control premium. This test resulted in an impairment charge of $7.4 million because the Company’s market capitalization was significantly lower than the carrying value of its assets for an extended period.

The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 30, 2007	$6,247
Additions in 2008	1,150
Impairment	(7,397)

Goodwill as of December 28, 2008	—
Acquisition of BBA Product Line	8,633

Goodwill as of January 3, 2010	$8,633

The intangible asset impairment of $1.1 million related to trademarks and patents from the Company’s 2006 acquisition of the communication processing and ADSL assets from Analog Devices, Inc. (ADI) and the 2008 purchase of the DSL technology and related assets from Centillium Communications, Inc. Based on a review of intangible assets, the Company concluded that these intangible assets had no future economic benefit.

The prepaid license fees of $4.0 million related to a vendor that provided memory and input/output interfaces to facilitate the design of semiconductors at a particular third-party wafer foundry. Payments to this vendor were capitalized until the semiconductor mask set tape-outs at this foundry were completed. Based on the Company’s planned tape-out decisions for 2009 and the foreseeable future, the Company concluded that there was no future economic benefit to the intellectual property, and expensed the related prepaid asset.

Note 4 – Investments and Fair Value Measurements

The following is a summary of the Company’s investments (in thousands):

	January 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. government agencies	$11,988	$82	$12,070
Corporate bonds and notes	2,151	2	2,153

Total short-term investments	$14,139	$84	$14,223

Long-term investments—auction rate securities*	$705	$—	$705

	December 28, 2008
	Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. government agencies	$25,570	$252	$25,822
Corporate bonds and notes	10,258	40	10,298

Total short-term investments	$35,828	$292	$36,120

Long-term investments—auction rate securities*	$1,034	$—	$1,034

*	Included in other assets on the Balance Sheet

The contractual maturities of investments held at January 3, 2010 are as follows (in thousands):

	January 3, 2010
	Cost	Estimated Fair Value
Due within one year	$14,139	$14,223
Due after one year	705	705

Total	$14,844	$14,928

There were no unrealized losses on investments aggregated by category as of January 3, 2010 and as of December 28, 2008.

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Beginning in the third quarter of 2007, auction rate securities of $7.2 million failed to sell at auction. During 2008, upon determining that the decline in market value was other-than-temporary, the Company wrote down the investments in auction rate securities to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million. During 2009 we sold auction rate securities with a face value of $2.2 million and with a cost basis of $0.3 million for $1.5 million, realizing a gain of $1.2 million. The funds related to the remaining auction rate securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Fair Value Measurements

ASC 820-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, the authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of as of January 3, 2010 and December 28, 2008 is as follows (in thousands):

	January 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$43	$—	$—	$43
U.S. government agencies	—	12,070	—	12,070
Corporate bonds and notes	—	2,153	—	2,153
Auction rate securities	—	—	705	705

	$43	$14,223	$705	$14,971

	December 28, 2008
	Level 1	Level 2	Level 3	Total
Money market funds(1)	$10,047	$—	$—	$10,047
Commercial paper(1)	—	13,988	—	13,988
U.S. government agencies	—	25,822	—	25,822
Corporate bonds and notes	—	10,298	—	10,298
Auction rate securities	—	—	1,034	1,034

	$10,047	$50,108	$1,034	$61,189

(1)	Commercial paper and money market funds are classified as cash equivalents

In 2008, the Company valued the auction rate securities using a DCF model. Assumptions used in valuing each of the auction rate securities include the stated maturity dates between the years 2025 and 2050, the stated coupon rate and an estimated discount rate. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. During the year ended December 28, 2008, the Company recorded a charge of $6.2 million as a result of the DCF analysis. Changes in our Level 3 securities for the year ended January 3, 2010 and December 28, 2008 are as follows (in thousands):

	Year Ended
	January 3, 2010	December 28, 2008
Beginning balance	$1,034	$7,001
Book value of securities sold	(329)	—
Other-than-temporary write-down included in earnings	—	(6,166)
Reversal of write-down previously included in other comprehensive income	—	199

Ending balance	$705	$1,034

Note 5 – Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2009	$7	$3	$—	$10
2008	64	(38)	(19)	7
2007	149	(85)	—	64

Note 6 – Inventory

Inventory consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Finished goods	$11,015	$4,482
Work-in-process	22,470	7,480
Purchased parts and raw materials	1,565	527

	$35,050	$12,489

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Machinery and equipment	$19,386	$17,630
Software	4,161	10,641
Computer equipment	4,483	3,770
Furniture and fixtures	888	886
Leasehold improvements	677	838
Construction in progress	137	418

	29,732	34,183
Less: Accumulated depreciation and amortization	(22,230)	(24,586)

	$7,502	$9,597

Depreciation expense for property and equipment was $5.1 million, $6.7 million and $7.3 million for the years ended January 3, 2010, December 28, 2008, December 30, 2007, respectively. Included in property and equipment are assets acquired under capital lease obligations, mostly software and machinery and equipment, with an original cost of $2.0 million and $3.8 million as of December 28, 2008 and December 30, 2007, respectively. Related accumulated depreciation and amortization of these assets was $2.0 million and $3.5 million as of December 28, 2008, and December 30, 2007, respectively.

Note 8 – Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (Years)
Existing technology	$23,184	$(10,938)	$12,246	3
Customer relationships	13,946	(4,743)	9,203	4
In-process research and development	3,910	—	3,910	*

	$41,040	$(15,681)	$25,359

	December 28, 2008
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (Years)
Existing technology	$9,795	$(6,664)	$3,131	4
Customer relationships	5,730	(2,571)	3,159	5

	$15,525	$(9,235)	$6,290

*	Technical feasibility of the IPR&D has not been reached and, therefore, a useful life has not been determined.

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For the years ended January 3, 2010, December 28, 2008 and December 30, 2007, the amortization of intangible assets was $8.2 million, $6.2 million and $3.6 million, respectively. During the years ended January 3, 2010 and December 28, 2008 there was an intangible asset impairment charge of $2.5 million and $1.1 million, respectively. There was no such charge in 2007. The estimated future amortization of purchased intangible assets as of January 3, 2010 is $8.8 million in 2010, $8.0 million in 2011, $6.3 million in 2012 and $2.3 million in 2013.

Note 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 3, 2010	December 28, 2008
Accrued compensation and related benefits	$6,344	$3,826
Accrued rebates	1,983	918
Excess lease liability	1,496	—
Warranty accrual	660	745
Restructuring	298	190
Other accrued liabilities	6,269	3,001

	$17,050	$8,680

The following table summarizes the activity related to the warranty accrual (in thousands):

	January 3, 2010	December 28, 2008
Balance, beginning of year	$745	$1,055
Provision	437	518
Usage	(522)	(828)

Balance, end of year	$660	$745

Note 10 – Restructuring Charges

During 2009, the Company implemented a restructuring plan to combine design centers in India and to reduce its cost structure in North America. Restructuring charges of $1.3 million related to the termination of 67 persons, 46 of whom were located in India and 21 in the United States. In addition, the Company relocated the remaining personnel and equipment from

Hyderabad, India to Bangalore, India. During 2007, the Company implemented a restructuring program. The restructuring plan involved outsourcing the back-end physical semiconductor design process and terminating approximately 15 employees, including four members of senior management. A summary of the Company’s restructuring activities is as follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of December 31, 2006	$873	$182	$—	$1,055
Restructuring charges	578	—	2,890	3,468
Cash payments	(1,562)	(132)	(238)	(1,932)
Asset write-off	—	—	(2,207)	(2,207)
Liability write-off	—	—	1,083	1,083
Adjustments to the provision	243	(50)	—	193

Balance as of December 30, 2007	132	—	1,528	1,660
Cash payments	(132)	—	(1,338)	(1,470)

Balance as of December 28, 2008	—	—	190	190
Restructuring charges	1,338	—	—	1,338
Cash payments	(1,040)	—	(190)	(1,230)

Balance as of January 3, 2010	$298	$—	$—	$298

Note 11 – Tallwood Investment

In order to facilitate the BBA acquisition, the Company negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the Tallwood Investors) pursuant to which the Company sold to the Tallwood Investors (i) 24.0 million shares of Ikanos common stock, par value $0.001 per share (the Common Stock), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the Warrants). The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement was $1.75. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24.0 million shares of Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment.

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

Assuming the exercise of the Warrants and the shares outstanding as of January 3, 2010, the Tallwood Investors would own 51% of the Company’s outstanding common stock post closing. However, through the Stockholder Agreement between the Company and the Tallwood Investors dated April 21, 2009, the Tallwood Investors have agreed (a) to vote for all non-Tallwood directors in the same proportion as other stockholders of the Company; (b) that to the extent they hold shares in excess of 35% of the total outstanding common stock, they will vote the excess shares in the same proportion as shares voted by non-Tallwood stockholders; and (c) for certain matters requiring a separate vote of the stockholders who control the single Series A Preferred share issued to the Tallwood Investors, they will delegate their proxy to vote those shares to the non-Tallwood directors.

Note 12 – Equity Plans and Related Equity Activity

Common Stock Reserved

As of January 3, 2010, the Company has reserved 15.0 million shares of common stock for future issuance under its various stock plans.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors and terminate ten years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of January 3, 2010, the Company had 0.3 million options outstanding under the 1999 Plan.

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan (2004 Plan) upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest over four years at a rate of 25% on the first anniversary of the grant date and 6.25% quarterly thereafter. Generally, options terminate seven years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock units general vest over a four year period.

The 2004 Plan provides for the automatic grant of non-statutory stock options to our non-employee directors. Each non-employee director appointed to the board will receive an initial option to purchase 45,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest at the rate of one third of the shares on the first anniversary of the date of grant and as to 1/12th of the shares each quarter thereafter, subject to the director continuing to serve as a director on each vesting date. In addition, non-employee directors will receive a subsequent option to purchase shares on the date of each annual meeting of our stockholders at the following rate: 10,000 shares for Board members with one year of service; 15,000 shares for Board members with two years of service; 20,000 shares for board members with three years of service; and 25,000 shares for board members with four or more years of service. These subsequent option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director continuing to serve as a director on each vesting date. All options granted under these automatic grant provisions have a term of seven years and an exercise price equal to the fair market value of our common stock on the date of grant.

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. In addition, in August 2009, our stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved for issuance under the 2004 Plan by 5.5 million shares in connection with the BBA acquisition. As of January 3, 2010, the Company had 8.9 million options and awards outstanding and 3.8 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of January 3, 2010, the Company had 1.9 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by Ikanos or any participating subsidiary for at least 20 hours per week. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of January 3, 2010, the Company has reserved approximately 0.04 million shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Stock-Based Compensation

Stock-based compensation expense related to all stock-based compensation awards was $5.9 million, $10.5 million and $13.9 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

As of January 3, 2010, there was $8.9 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.3 years

Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2009	2008	2007
Option Grants:
Expected volatility	61-70%	61-65%	59-61%
Expected dividends	—	—	—
Expected term of options (in years)	4.3-5.3	4.5-6.1	4.8-6.1
Risk-free interest rate	2.0-2.3%	2.7-3.8%	4.7-4.9%
ESPP:
Expected volatility	62-85%	42-75%	40-55%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2-1.5%	1.1-3.9%	3.8-5.0%

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 28, 2008	2,709	$5.84
Granted	6,946	1.78
Exercised	(12)	0.61
Forfeited or expired	(1,274)	6.75

Outstanding at January 3, 2010	8,369	$2.34	6.19	$874

Exercisable at January 3, 2010	1,095	$5.30	5.04	$204

The weighted average grant date fair value of options granted during the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $0.86, $1.68 and $4.33, respectively. The total intrinsic value of options exercised during the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was insignificant, $0.6 million and $5.8 million, respectively.

The following table summarizes information about stock options as of January 3, 2010 (in thousands, except per share):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.38 to $1.76	248	4.77	$0.96	182	$0.75
$1.77 to $1.80	6,447	6.36	1.77	—	—
$1.81 to $4.00	1,140	5.95	2.69	461	3.12
$4.00 to $22.00	534	5.34	9.16	452	9.34

	8,369	6.19	2.34	1,095	$5.30

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 28, 2008	1,018	$5.58
Granted	447	1.71
Vested	(712)	5.59
Forfeited	(254)	4.34

Restricted stock units outstanding at January 3, 2010	499	2.73

The weighted average grant date fair value per restricted stock units granted was $1.71, $4.23 and $7.38 during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The total fair values of restricted stock units that vested were $4.0 million, $7.1 million and $6.2 million during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2014. Tax related withholdings of restricted stock units totaled $1.1 million, $0.9 million and $1.3 during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at December 28, 2008	41	$12.81
Granted	833	1.68
Vested	(41)	12.81

Restricted stock outstanding at January 3, 2010	833	1.68

The total fair value of restricted stock that vested was $0.5 million, $0.6 million and $0.8 million during the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The restricted stock has three years vesting terms and is scheduled to vest through 2013.

Stock Appreciation Rights

In September 2009, the Company granted 400,000 stock appreciation rights (SARs) to Michael Gulett, the Company’s President and Chief Executive Officer. This is the first instance in which the Company has granted SARs to an officer of the Company.

The SAR grant to Mr. Gulett will have a one year vesting schedule that begins when the Company’s common stock exceeds certain stock price goals for a period of 20 consecutive trading days. Specifically, 25% will begin vesting at each of the 20-day average closing price of $3.54, $5.31, $7.08 and $8.85. The SARs that begin vesting upon the triggering of each stock price goal will vest in equal quarterly installments over the one year after that stock price goal is achieved.

The exercise price is $1.77 per share, which was the closing price of Ikanos Common Stock on August 24, 2009, the closing date of the transaction in which the Company completed the acquisition of the BBA product line. The closing price of Ikanos Common Stock on September 11, 2009, the last trading day before the date of the SARs grant, was $1.70 per share.

The fair value of the SARs was estimated on the date of grant using the Monte-Carlo Simulation model with the assumptions of an expected volatility of 64.3%, expected term of seven years, no expected dividends, a risk free interest rate of 2.9%, that exercise of vested SARs occur uniformly on the interval of the vesting date and that the future stock price paths has been simulated by pulling a “Random Draw” from a uniform distribution on the interval of [0, 1]. The weighted average grant date fair value of the SARS was $0.90. No SARs vested during fiscal 2009.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $0.5 million, $0.5 million and $2.4 million for the years ended January 3, 2010, December 28, 2008 and December 30, 2007, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended January 3, 2010, December 28, 2008 and December 30, 2007.

Note 13 – Employee Benefit Plans

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

Note 14 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended January 3, 2010, December 28, 2008 and December 30, 2007 was $2.0 million, $1.4 million, and $1.3 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.

Future minimum lease payments as of January 3, 2010 under non-cancelable leases with original terms in excess of one year are $4.1 million in 2010, $2.3 million in 2011, $0.6 million in 2012, $0.5 million in 2013 and $0.3 million in 2014.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the various agreements that include indemnity provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with authoritative guidance.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any expenses related to these indemnifications.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by its Company in connection with both its initial public offering in September 2005 and itsfollow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. Briefing on this issue is completed and the parties are awaiting a ruling from the District Court.

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

Note 15 – Income Taxes

The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
United States	$(5,480)	$(41,701)	$(33,549)
Foreign	(31,463)	808	579

	$(36,943)	$(40,893)	$(32,970)

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Current:
Federal	$(57)	$48	$—
State and local	2	2	2
Foreign	639	170	292

	584	220	294

Deferred—Foreign	(426)	—	—

	$158	$220	$294

The reconciliation between the provision for (benefit from) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	January 3, 2010	December 28, 2008	December 30, 2007
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	30	—	—
Change in valuation allowance	17	34	35
Licensing technology to foreign subsidiaries	(13)	—	—
Stock-based compensation	6	2	4
Tax credits	—	—	(3)
Non-deductible expenses	(4)	—	—

	1%	1%	1%

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended
	January 3, 2010	December 28, 2008
Deferred tax assets :
Net operating loss carry forwards	$346	$43,027
Depreciation and amortization	336	908
Research and development and other credits	226	9,693
Accrued reserves and other	3,673	6,047
Stock-based compensation	2,724	3,362
Acquired intangibles	4,312	7,824

	11,617	70,861
Valuation allowance	(11,191)	(70,861)

	$426	$—

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the deferred tax assets will not be realizable in future periods. The valuation allowance for deferred tax assets decreased approximately $59.8 million during the year ended January 3, 2010 as a result of the loss of certain net operating losses and credits due to an ownership change under IRS section 382 in the current year.

As of January 3, 2010, the Company had net operating loss carryforwards for state of California tax purposes of $4.2 million. The net operating loss carryforwards will begin to expire beginning in 2030 for California, if not utilized. The Company has research and development tax credits of approximately $0.2 million and $0.1 million for federal and California income tax purposes, respectively. If not utilized, the federal credit carry forward will begin to expire beginning in 2030. The California credit can be carried forward indefinitely.

The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to ASC 718. Therefore, these amounts are no longer included in the Company gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memorandum account as of January 3, 2010 are not material for both federal and state tax purposes.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of January 3, 2010 is approximately $4.0 million.

The Company’s Indian subsidiary operates in two locations, one in Bangalore and the other in Noida. The Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2011 under the existing provisions of the Act. The Noida unit does not enjoy this tax exemption and its net income will be taxed at the current rate of 33.66%

The Company adopted the provisions of ASC 740 as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2009	2008	2007
Balance at beginning of year	$3,900	$3,800	$3,100
Changes for tax positions of prior years	(3,800)	100	700
Additions for tax positions of prior years	9	—	—

Balance at end of year	$109	$3,900	$3,800

The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. Amounts of accrued interest and penalty recorded were not material as of January 3, 2010.

The Company does not anticipate any significant changes to the liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by income taxing authorities at this time. The Company’s tax years starting from 1999 to 2009 remain open in various tax jurisdictions.

The Company is in the process of expanding its international operations and staff to better support its expansion into international markets. This expansion includes the implementation of an international structure that includes, among other things, certain licenses and other contractual arrangements between the Company and its wholly-owned foreign subsidiaries. Its foreign subsidiaries have acquired certain rights to sell the existing intellectual property and intellectual property that will be developed or licensed in the future. The existing rights were transferred for an initial payment. As a result of these changes and an expanding customer base in Asia, the Company expects that an increasing percentage of its consolidated pre-tax income will be derived from, and reinvested in, its Asian operations. The Company anticipates that this pre-tax income will be subject to foreign tax at relatively lower tax rates when compared to the United States federal statutory tax rate and as a consequence, its effective income tax rate is expected to be lower than the United States federal statutory rate.

Note 16 – Significant Customer Information and Segment Reporting

In ASC 280-10-50, the FASB establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	January 3, 2010		December 28, 2008		December 30, 2007
Asia	$75,643	58%	$62,298	59%	$71,623	67%
Europe	43,914	34	35,459	33	29,156	27
North America	11,130	8	8,748	8	6,688	6

	$130,687	100%	$106,505	100%	$107,467	100%

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two segments. Revenue by product family is as follows (in thousands):

	January 3, 2010		December 28, 2008		December 30, 2007
Broadband DSL	$86,126	66%	$89,374	84%	$91,602	85%
Communication Processors	35,701	27	17,131	16	15,865	15
Other	8,860	7	—	—	—	—

	$130,687	100%	$106,505	100%	$107,467	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) was as follows (in thousands):

	January 3, 2010	December 28, 2008
United States	$4,881	$5,792
Asia	2,531	3,678
Other	90	127

	$7,502	$9,597

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	March 30, 2008	June 29, 2008	Sept. 28, 2008	Dec. 28, 2008	March 29, 2009	June 28, 2009	Sept. 27, 2009	Jan. 3, 2010
Revenue	$29,697	$29,855	$24,178	$22,775	$20,734	$22,429	$29,334	$58,191
Cost of revenue	17,633	16,420	14,212	13,562	12,254	13,139	19,036	40,590

Gross margin	12,064	13,435	9,966	9,213	8,480	9,290	10,298	17,601

Operating expenses:
Research and development	11,663	11,571	10,282	9,715	8,863	9,591	13,290	18,061
Selling, general and administrative	5,870	6,270	8,142	5,541	5,638	6,042	9,615	9,679
Asset impairments	—	—	12,496	—	—	—	2,460	—
Restructuring charges	—	—	—	—	267	279	502	290

Total operating expenses	17,533	17,841	30,920	15,256	14,768	15,912	25,867	28,030

Loss from operations	(5,469)	(4,406)	(20,954)	(6,043)	(6,288)	(6,622)	(15,569)	(10,429)
Investment gain (impairment)	—	—	(6,166)	—	—	—	—	1,238
Interest income, net	776	466	427	476	237	220	146	124

Loss before provision for income taxes	(4,693)	(3,940)	(26,693)	(5,567)	(6,051)	(6,402)	(15,423)	(9,067)
Provision for (benefit from) income taxes	91	33	(27)	123	37	43	31	47

Net loss	$(4,784)	$(3,973)	$(26,666)	$(5,690)	$(6,088)	$(6,445)	$(15,454)	$(9,114)

Basic and diluted net loss per share:	$(0.16)	$(0.14)	$(0.93)	$(0.20)	$(0.21)	$(0.22)	$(0.40)	$(0.17)

Weighted average number of shares (base and diluted)	29,545	29,308	28,565	28,917	29,094	29,397	38,802	53,883

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 3, 2010. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of January 3, 2010, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended January 3, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the Proxy Statement) for our 2009 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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

The information included under the following captions in our Proxy Statement is incorporated herein by reference: Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in 2009, Outstanding Equity Awards at 2009 Year End, Option Exercises and Stock Vested in 2009, Nonqualified Deferred Compensation, Potential Payments upon Termination or Change in Control, Director Compensation and Compensation Committee Interlocks and Insider Participation. The information included under the heading Compensation Committee Report in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from Share Ownership by Principal Stockholders and Management in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 3, 2010 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan (2004 ESPP) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	9,228,915	$2.20	5,609,203	(4)
Equity compensation plans not approved by security holders (5)	39,912	0.43	145,582	(6)

Total	9,268,827	2.19	5,754,785

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 8,329,517 shares (ii) shares of common stock issuable upon the exercise of stock settled SARs (subject to vesting) for 400,000 shares and (iii) shares of common stock issuable upon the vesting of restricted stock units for 499,398 shares.

(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.

(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Includes 3,752,065 shares available for future issuance under the 2004 Plan and 1,857,138 shares available for future issuance under the 2004 ESPP.

(5)	Includes shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 39,912 shares under the Doradus Plan.

(6)	Shares available for future issuance under the Doradus Plan.

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

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to Certain Relationships and Related Transactions in our Proxy Statement. The information regarding director independence is incorporated herein by reference from the subsection entitled Board Independence in the section entitled Proposal 1– Election of Directors in our Proxy Statement.

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

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
3.1	Form of Certificate of Incorporation, as amended, June 16, 2008. Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2009 (File No. 000-51532).

3.2	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006 (File No. 000-51532).

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Statement on Form 10-K filed with the SEC on November 11, 2009 (File No. 000-51532).

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006 (File No. 000-51532).

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008 (File No. 00051532).

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006 (File No. 000-51532).

10.6*	2009 Sales Compensation Plan for the Vice President of Worldwide Sales. Incorporated by reference to the Registrant’s Form 8-K filed with the SEC on March 12, 2009 (file No. 000-51532).

10.7	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

10.8	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

10.9	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009 (File No. 000-51532).

10.10*	Offer letter dated August 6, 2009 between the registrant and Dan Karr. Incorporated by reference to the Registrant’s Current report of Form 8-K filed with the SEC on September 3, 2009 (file No. 000-51532).

10.11*	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010 (file No. 000-51532).

10.12*	Separation and Release Agreement with Nick Shamlou dated as of September 9, 2009. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on September 14, 2009 (file No. 000-51532).

10.13*	Separation and Release Agreement with Chandrashekhar Khandekar dated as of September 25, 2009. Incorporated by reference to the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on November 5, 2009
(file No. 000-51532).

21.1	Subsidiaries of the Registrant.

22.1	Certificate and Report of Inspection of Election. Incorporated by reference to Exhibit 22.1 of the Registrant’s Quarterly report on Form 10-Q filed with the SEC on July 23, 2009 (File No. 000-51532).

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

TRADEMARKS

Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Fx, FxS, iQV and Ikanos Accelity, Ikanos Capri, Ikanos ISOS, Ikanos Maxtane, Ikanos NodeScale, Ikanos Orion, Ikanos Solos, Ikanos Velocity, Ikanos Vulcan are among the trademarks or registered trademarks of Ikanos Communications. .

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

March 18, 2010	/s/ MICHAEL GULETT
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

Signature	Title	Date
/s/ MICHAEL GULETT	President and Chief Executive Officer (Principal Executive Officer)	March 18, 2010
Michael Gulett

/s/ CORY J. SINDELAR	Chief Financial Officer (Principal Financial and Accounting Officer)	March 18, 2010
Cory J. Sindelar

/s/ DADO BANATAO	Chairman of the Board and Director	March 18, 2010
Dado Banatao

/s/ DANIAL FAIZULLABHOY	Director	March 18, 2010
Danial Faizullabhoy

/s/ PAUL G. HANSEN	Director	March 18, 2010
Paul G. Hansen

/s/ FREDERICK M. LAX	Director	March 18, 2010
Frederick M. Lax

/s/ GEORGE PAVLOV	Director	March 18, 2010
George Pavlov