Form 10-Q
period 2010-04-04
IKANOS COMMUNICATIONS
filed 2010-05-12
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 4, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 54,243,553 as of May 2, 2010.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	April 4, 2010	January 3, 2010
Assets

Current assets:
Cash and cash equivalents	$13,016	$13,317
Short-term investments	8,662	14,223
Accounts receivable	38,839	34,995
Inventory	32,688	35,050
Prepaid expenses and other current assets	2,230	2,155

Total current assets	95,435	99,740
Property and equipment, net	7,221	7,502
Intangible assets, net	23,015	25,359
Goodwill	8,633	8,633
Other assets	1,958	1,766

	$136,262	$143,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$23,066	$26,641
Accrued liabilities	18,299	17,050

Total current liabilities	41,365	43,691
Long-term liabilities	1,040	2,193

	42,405	45,884
Commitments and contingencies (Note 8)
Stockholders’ equity	93,857	97,116

	$136,262	$143,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
Revenue	$57,383	$20,734
Cost of revenue (1)	35,438	12,254

Gross profit	21,945	8,480

Operating expenses:
Research and development (2)	17,072	8,863
Selling, general and administrative (3)	7,787	5,638
Restructuring charges	1,483	267

Total operating expenses	26,342	14,768

Loss from operations	(4,397)	(6,288)
Interest income and other, net	62	237

Loss before provision for income taxes	(4,335)	(6,051)
Provision for income taxes	68	37

Net loss	$(4,403)	$(6,088)

Basic and diluted net loss per share	$(0.08)	$(0.21)

Weighted average number of shares (basic and diluted)	54,063	29,094

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$36	$80
(2) Research and development	681	732
(3) Selling, general and administrative	601	702

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	April 4, 2010	March 29, 2009
Cash flows from operating activities:
Net loss	$(4,403)	$(6,088)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	744	1,462
Stock-based compensation expense	1,318	1,514
Amortization of intangible assets and acquired technology	2,344	1,096
Changes in assets and liabilities:
Accounts receivable, net	(3,844)	134
Inventory	2,362	313
Prepaid expenses and other assets	(267)	(7)
Accounts payable and accrued liabilities	(3,602)	(2,206)

Net cash used by operating activities	(5,348)	(3,782)

Cash flows from investing activities:
Purchases of property and equipment	(463)	(108)
Purchases of investments	—	(6,610)
Maturities and sales of investments	5,510	7,582

Net cash provided by investing activities	5,047	864

Net decrease in cash and cash equivalents	(301)	(2,918)
Cash and cash equivalents at beginning of period	13,317	27,219

Cash and cash equivalents at end of period	$13,016	$24,301

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

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred a net loss of $4.4 million for the three months ended April 4, 2010 and had an accumulated deficit of $225.3 million as of April 4, 2010. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (the SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 18, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended April 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011 or for any other future period.

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

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements for the fiscal year ended January 3, 2010, included in our Annual Report on Form 10-K. These accounting policies have not significantly changed.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 22%, 12% and 12% of accounts receivable at April 4, 2010. Four customers represented 18%, 15%, 10% and 10% of accounts receivable at January 3, 2010. Three customers accounted for 12%, 12%, and 11% of revenue for the three months ended April 4, 2010. Three customers accounted for 37%, 23%, and 11% of revenue for the three months ended March 29, 2009.

Concentration of Suppliers

The Company subcontracts all of the manufacture, assembly and tests of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources with whom the Company has no long-term contracts, manufacture, assemble and test the Company’s products. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Net loss	$(4,403)	$(6,088)
Other comprehensive loss–unrealized loss on marketable securities	(51)	(111)

	$(4,454)	$(6,199)

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 4, 2010	March 29, 2009
Net loss	$(4,403)	$(6,088)
Weighted average number of shares	54,063	29,094

Basic and dilutive net loss per share	$(0.08)	$(0.21)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Anti-dilutive securities:
Warrants to purchase common stock	2,340	—
Weighted average restricted stock units	1,230	837
Weighted-average options to purchase common stock	8,718	1,826

	12,288	2,663

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The implementation of this guidance had no impact and is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Investments and Fair Value Measurements

The following is a summary of the Company’s investments (in thousands):

	April 4, 2010
	Cost	Gross Unrealized Gain	Estimated Fair Value
Short-term investments - U.S. government agencies	$8,629	$33	$8,662

Long-term investments - auction rate securities*	$705	$—	$705

	January 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. government agencies	$11,988	$82	$12,070
Corporate bonds and notes	2,151	2	2,153

Total short-term investments	$14,139	$84	$14,223

Long-term investments - auction rate securities*	$705	$—	$705

*	Included in Other assets on the Balance Sheet

The contractual maturities of investments held at April 4, 2010 are as follows (in thousands):

	April 4, 2010
	Cost	Estimated Fair Value
Due within one year	$8,629	$8,662
Due after one year	705	705

	$9,334	$9,367

There were no unrealized losses on investments aggregated by category as of April 4, 2010 and as of January 3, 2010.

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities, which were written down to their net realizable value in 2008. The auction rate securities have a cost value of $0.7 million and a face value of $5.0 million. The funds related to the auction rate securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of April 4, 2010 and January 3, 2010 is as follows (in thousands):

	April 4, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$176	$—	$—	$176
U.S. government agencies	—	8,662	—	8,662
Auction rate securities	—	—	705	705

	$176	$8,662	$705	$9,543

	January 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds	$43	$—	$—	$43
U.S. government agencies	—	12,070	—	12,070
Corporate bonds and notes	—	2,153	—	2,153
Auction rate securities	—	—	705	705

	$43	$14,223	$705	$14,971

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

There have been no changes in Level 3 securities for the three months ended April 4, 2010.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	April 4, 2010	January 3, 2010
Finished goods	$7,479	$11,015
Work-in-process	24,005	22,470
Purchased parts and raw materials	1,204	1,565

	$32,688	$35,050

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 4, 2010	January 3, 2010
Machinery and equipment	$17,526	$19,386
Software	4,311	4,161
Computer equipment	4,548	4,483
Furniture and fixtures	909	888
Leasehold improvements	789	677
Construction in progress	170	137

	28,253	29,732
Less: Accumulated depreciation and amortization	(21,032)	(22,230)

	$7,221	$7,502

Depreciation and amortization expense for property and equipment was $0.7 million and $1.5 million for the three months ended April 4, 2010 and March 29, 2009, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	April 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$23,184	$(12,398)	$10,786	3
Customer relationships	13,946	(5,627)	8,319	4
In-process research and development	3,910	—	3,910	*

	$41,040	$(18,025)	$23,015

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$23,184	$(10,938)	$12,246	3
Customer relationships	13,946	(4,743)	9,203	4
In-process research and development	3,910	—	3,910	*

	$41,040	$(15,681)	$25,359

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended April 4, 2010 and March 29, 2009, the amortization of intangible assets was $2.3 million and $1.1 million, respectively. The estimated future amortization of purchased intangible assets as of April 4, 2010 is $6.0 million for the remainder of 2010, $6.7 million in 2011, $5.0 million in 2012 and $1.4 million in 2013.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 4, 2010	January 3, 2010
Accrued compensation and related benefits	$5,452	$6,344
Accrued rebates	2,550	1,983
Royalties	1,541	1,200
Excess lease liability	1,496	1,496
Warranty accrual	827	660
Restructuring	874	298
Other accrued liabilities	5,559	5,069

	$18,299	$17,050

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	April 4, 2010	March 29, 2009
Balance, beginning of period	$660	$745
Provision	175	63
Usage	(8)	(111)

Balance, end of period	$827	$697

Note 7 – Restructuring Charges

During the first quarter of 2010, the Company implemented a plan to restructure its work force and reduce its cost structure subsequent to its 2009 acquisition of the Conexant Broadband Access product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million. The Company expects the remaining severance and benefit costs to be paid in 2010. A summary of the restructuring activity follows (in thousands):

Severance and Benefits
Balance as of January 3, 2010	$298
Restructuring charges	1,483
Cash payments	(907)

Balance as of April 4, 2010	$874

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended April 4, 2010 and March 29, 2009 was $0.7 million and $0.3 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of April 4, 2010 under non-cancelable leases with original terms in excess of one year are $3.2 million for the remainder of 2010, $2.5 million in 2011, $0.8 million in 2012, $0.6 million in 2013 and $0.4 million 2014.

Purchase Commitments

As of April 4, 2010, the Company had $11.4 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by its Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. The parties have filed briefs with the Court and a hearing on the matters presented by the parties is set for May 12, 2010.

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

Note 9 – Significant Customer Information and Segment Reporting

In ASC 280-10, the FASB establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended
	April 4, 2010		March 29, 2009
Asia	$39,595	69%	$9,186	44%
Europe	15,979	28	9,707	47
North America	1,809	3	1,841	9

	$57,383	100%	$20,734	100%

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

	Three Months Ended
	April 4, 2010		March 29, 2009
Broadband DSL	$33,681	59%	$14,563	70%
Communications Processors	15,904	28	6,171	30
Other	7,798	13	—	—

	$57,383	100%	$20,734	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	April 4, 2010	January 3, 2010
United States	$3,739	$4,881
Asia	3,405	2,531
Other	77	90

	$7,221	$7,502

Note 10 – Subsequent Events

Resignation of Chief Executive Officer

As previously reported on Form 8-K, on April 27, 2010, Michael Gulett resigned as President and Chief Executive Officer of the Company and as a member of the Company’s Board of Directors effective immediately. Mr. Gulett did not resign as a result of any disagreement with the company on any matter relating to the Company’s operations. The Company appointed Diosdado P. Banatao as executive chairman and interim president and chief executive officer at such time.

On May 3, 2010, the parties entered into a separation agreement in which Mr. Gulett agreed to release all claims he has or may have against the Company in exchange for the following consideration:

•	Payments totaling $800,000 (an amount equal to Mr. Gulett’s annual salary and 100% of his on-target bonus for 2010) paid in equal installments over the twelve-month period following April 27, 2010.

•	Accelerated vesting of 312,500 options to purchase shares of the Company’s common stock, representing the options that would have vested between April 28, 2010 and April 27, 2011.

•	Mr. Gulett was given a total of one year after his termination date to exercise the options, provided that he not sell more than 50,000 shares underlying those options in a single day.

•	The Company’s agreement to repurchase 50,000 shares of stock issued to Mr. Gulett as part of his incentive compensation for 2009.

•	The shares will be repurchased at $2.68/share, the closing price on NASDAQ on the day the stock was awarded to Mr. Gulett.

•	Payment of the premiums associated with continuation of group health insurance, as provided by the Consolidated Omnibus Budget Reconciliation Act of 1985 for up to one year.

Related Party Transaction and Technology License Agreement

On May 7, 2010, the Company entered into a technology license agreement with Sandbridge Technologies, Inc. (“Sandbridge”), a related party. Tallwood Venture Capital is an investor with board of director representation in both Sandbridge and Ikanos. Pursuant to the technology license agreement and contingent on fulfillment of certain Sandbridge deliverables, the Company will pay Sandbridge $1.0 million for a perpetual license to use the Sandbridge 2.0 core processor as well as royalties based on unit sales of future products that embed this technology. The $1.0 million license fee will be paid in three installments over the next six months.

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

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended January 3, 2010, contained in our Annual Report on Form 10-K filed on March 18, 2009.

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

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers. For instance, in the third quarter of 2008, our revenue declined by $5.7 million, or 19% from the second quarter of 2008. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned or will refurbish existing equipment, while OEMs continue for a time to manufacture equipment at rates greater than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

On August 24, 2009, we acquired from Conexant Systems, Inc., its Broadband Access product line (BBA), which includes the backlog, customer relationships, product-related intellectual property, patents, fixed assets and inventory of the product line, for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities.

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

On April 27, 2010, Michael Gulett resigned as CEO and president and as a member of its board of directors, effective immediately. Diosdado P. Banatao, the chairman of Ikanos’ board of directors, has been appointed executive chairman and has assumed the role of interim president and CEO while we begin our search for a new CEO and president.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 3, 2010, and have not changed materially as of April 4, 2010.

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

Revenue increased by $36.7 million, or 177%, to $57.4 million for the three months ended April 4, 2010 from $20.7 million in the three months ended March 29, 2009. The increase in revenue is attributable to our 2009 acquisition of the Conexant Broadband Access product line and reflects significant improvements in all product families. Broadband DSL improved by 131% from $14.6 million in the first quarter of 2009 to $33.7 million in the first quarter of 2010 as both the VDSL and ADSL products showed marked improvement. The Communications Processors product family showed similar improvement increasing by 158% from $6.2 million on the first quarter of 2009 to $15.9 million in the first quarter of 2010. Revenue of our Other product family increased by $7.8 million.

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

	OEM Customer	Three Months Ended
Our Direct Customer		April 4, 2010	March 29, 2009
Sagemcom	Sagemcom	12%	37%
Alcatel-Lucent and its CMs	Alcatel-Lucent	12	11
ZTE Corporation	ZTE Corporation	11	*
NEC Corporation of America	NEC Corporation	*	23

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended
	April 4, 2010	March 29, 2009
Asia	69%	44%
Europe	28	47
North America	3	9

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Asian revenue increased substantially, both in terms of absolute dollars and percentage of total revenue in the first quarter of 2010 versus the same period in 2009. Although revenue to Japan and Korea improved, revenue to China was especially strong. Revenue from European sales improved in the first quarter of 2010 versus the same period in 2009, but was lower as a percentage of total revenue.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	April 4, 2010	March 29, 2009
Broadband DSL	59%	70%
Communications Processors	28	30
Other	13	—

The change in mix is primarily attributed to an increase in sales of products in our Other product family. All of these products came from the Conexant BBA transaction.

Cost and Operating Expenses

	Three Months Ended
	April 4, 2010	March 29, 2009	% Change
	(In millions)
Cost of revenue	$35.4	$12.3	189%
Research and development	17.1	8.9	93
Sales, general and administrative	7.8	5.6	38
Restructuring charges	1.5	0.3	400

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	April 4, 2010	March 29, 2009
Cost of revenue	62%	59%
Research and development	30	43
Sales, general and administrative	14	27
Restructuring charges	3	1

Cost of Revenue

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases. These could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue increased to $35.4 million for the three months ended April 4, 2010 compared to $12.3 million for the three months ended March 29, 2009. The increase in cost of revenue is directly attributable to our higher sales volume in the first quarter of 2010. Our gross margins were 38% for the three months ended April 4, 2010 as compared to 41% for the year ago period. The decrease in gross margin is attributable to the incremental intangible amortization of $0.7 million and the amortization of the fair value adjustment of inventory acquired of $1.5 million related to the BBA acquisition.

Research and development

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

R&D expenses increased $8.2 million, or 93%, to $17.1 million for the three months ended April 4, 2010 as compared to $8.9 million for the three months ended March 29, 2009. The increase is primarily attributable to our acquisition of the Conexant BBA product line. Personnel costs rose by $5.2 million in the 2010 first quarter versus the 2009 first quarter. Additionally, license fees increased by $0.7 million; tapeout and reference board costs increase by $0.6 million; design costs increased by $0.4 million and consulting fees increased by $0.4 million.

The majority of our R&D personnel are located in the United States or India. As of April 4, 2010, we had 332 people engaged in research and development of which 127 were located in India, 158 were located in the United States and 36 were located in China. As of March 29, 2009, we had 189 people engaged in research and development of whom 97 were located in India and 82 were located in the United States.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses increased by $2.1 million for the three months ended April 4, 2010, or 38%, to $7.8 million compared to $5.6 million for the three months ended March 29, 2009. The increase is primarily attributed to our acquisition of the BBA product line in the third quarter of 2009. Compensation costs were $1.3 million higher in the first quarter of 2010 versus the same period in 2009. Similarly, the amortization of intangibles was higher by $0.5 million in the first quarter of 2010 compared to the first quarter of 2009.

As of April 4, 2010, SG&A headcount was 108, which compares to 89 at March 29, 2009.

Restructuring charges

During the first quarter of 2010, we implemented a plan to restructure our work force and reduce our cost structure subsequent to our 2009 acquisition of the Conexant Broadband Access product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million. The Company expects the remaining severance and benefit costs to be paid in 2010.

During the first quarter of 2009, we implemented a restructuring plan to close our facility in Hyderabad, India and to reduce our R&D cost structure in the United States. Restructuring charges of $0.3 million consisted of severance and benefit costs and relocation expenses.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, which is partially offset by other non-operating expenses. Interest income and other, net decreased to $0.1 million for the three months ended April 4, 2010 as compared to $0.3 million for the three months ended March 29, 2009. The decrease was due to the lower balance of cash and investments and a decline in interest rates.

Provision for income taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The Company maintains a full valuation allowance for its tax assets as a result of recurring losses. Tax expense was marginally higher in the first quarter of 2010 versus the first quarter of 2009.

Net loss

As a result of the above factors, we had a net loss of $4.4 million for the three months ended April 4, 2010 compared to a net loss of $6.1 million for the three months ended March 29, 2009. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. We believe that the greater scale achieved by acquiring the BBA product line from Conexant has increased our revenue each quarter. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs. The BBA product line transaction also provided us the opportunity to reduce redundant functions and related expenses. As such, we believe operating expenses as a percentage of revenue will be reduced in 2010; and it is also our expectation that these steps will result in operating income in 2010, excluding stock-based compensation and amortization of intangibles.

Liquidity and Capital Resources

Year-to-date, cash and investments decreased by $5.9 million to $22.4 million as of April 4, 2010 versus $28.2 million as of January 3, 2010.

As of April 4, 2010, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended April 4, 2010 and March 29, 2009 (in millions):

	2010	2009
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$13.3	$27.2
Net cash used by operating activities	(5.3)	(3.8)
Net cash provided by investing activities	5.0	0.9

Cash and cash equivalents - end of period	$13.0	$24.3

Operating Activities

For the three months ended April 4, 2009, we used $5.3 million of net cash in operating activities, while incurring a net loss of $4.4 million. Included in the net loss was approximately $4.4 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $2.4 million offset by an increase in accounts receivable of $3.8 million and a $3.6 million decrease in accounts payable and accrued liabilities. Accounts receivable increased as we recognized a majority of our revenue in the last fiscal month. Accounts payable decreased as our vendors used the tightness in the supply chain to ensure timely payment of invoices.

For the three months ended March 29, 2009, we used $3.8 million of net cash in operating activities, while incurring a net loss of $6.1 million. Included in the net loss was approximately $4.1 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows benefited from a decrease in accounts receivable of $0.1 million and inventory of $0.3 million. These working capital improvements were offset primarily by a $2.2 million decrease in accounts payable and accrued liabilities.

Investing Activities

Investing activities provided $5.0 million for the three months ended April 4, 2010, primarily consisting $5.5 million from the sales of short-term investments, offset by capital expenditures of $0.5 million.

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

Financing Activities

There was no financing activity for the three month periods ending April 4, 2010 and March 29, 2009.

We have used, and continue to intend to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including the requirements of the Ikanos business combined with the Conexant broadband access products business, our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of April 4, 2010, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2010	2011 and 2012	2013 and 2014
Operating lease payments	$7.5	$3.2	$3.3	$1.0
CAD software tools	6.4	2.5	3.9	—
Technology license agreement	2.7	2.7	—	—
Inventory purchase obligations	11.4	11.4	—	—

	$28.0	$19.8	$7.2	$1.0

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of April 4, 2010, we did not hold derivative financial instruments.

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

As of April 4, 2010, we had cash, cash equivalents and investments totaling $22.4 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by $0.1 million.

Investment Risk

Our marketable securities portfolio as of April 4, 2010 was $9.5 million, consisting of money market funds of $0.2 million, U.S. government agency securities of $8.6 million and auction rate securities of $0.7 million. The auction rate securities have a face value of $5.0 million and have failed since the third quarter of 2007. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change 2010 projected operating expenses by approximately $1.2 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, an evaluation was performed under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer (collectively, our “certifying officers”), of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) as required by Rules 13a-15(b) or 15d-15(b) of the Securities Exchange Act of 1934, as amended. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective at the reasonable assurance level.

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the quarter ended April 4, 2010 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against our Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by our Company in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. The parties have filed briefs with the Court and a hearing on the matters presented by the parties is set for May 12, 2010.

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

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past seventeen quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. We have an accumulated deficit of $225.3 million as of April 4, 2010. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006 or the third quarter of 2008. We may not be able to achieve profitability again and, even if it were able to attain profitability again, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

The general tightening of the capital markets could potentially limit our access to financial resources.

If we continue to operate at a loss and the cash on our balance sheet continues to decline, there is a possibility that we could have to seek and evaluate alternative sources of financing in order to fund operations. Historically, we have not had to use debt financing to operate the business. If that situation was to change and general economic conditions worsen again, we believe it would be very difficult to borrow funds on terms favorable to it, if at all, due to the limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact our business. Even if we were able to secure debt financing, the terms could be unfavorable to us, and we may be subject to various restrictive covenants, which could limit our ability to operate our business.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs to select our products to be designed into their systems, which we refer to as a “design win.” Our customers may only open their systems to new designs on an annual or less-frequent basis. We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM will select our product for design into its own system. If we are not included in a new design, the next opportunity to win a design with that customer may not occur for a year or more. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that it will receive any orders and, accordingly, revenue as a result of that design win. Our OEM customers are typically not obligated to purchase our products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our revenue would suffer.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue, and our operating results will be harmed.

We currently expect our existing semiconductor products, including the product lines that we acquired from Conexant, to account for substantially all of our revenue for the foreseeable future. If we are unable to develop new products or to successfully integrate acquired products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the broadband, communication processor or other markets addressable by our products do not materialize as expected, it would harm our business. In addition to being affected by global macroeconomic factors, the markets for our products are characterized by frequent introduction of new semiconductors, short product life cycles and significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

The average selling prices and gross margins of our products are subject to declines, which may harm our revenue and profitability.

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

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. Our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates.

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

Direct Customer	OEM Customer	2008	2009	Three Months Ended April 4, 2010
Sagemcom	Sagemcom	21%	19%	12
Alcatel-Lucent and its CMs	Alcatel-Lucent	11	*	12
ZTE Corporation	ZTE Corporation	*	*	11
Paltek Corporation	Sumitomo Electric Industries	23	12	*
NEC Corporation of America	NEC Corporation	25	11	*

*	Less than 10%

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

In the past year, we have experienced a turnover in several senior management positions and an increased level of attrition, and may be unable to attract, retain and motivate key senior management and technical personnel, which could harm our development of technology and ability to be competitive.

On April 27, 2010, our President and Chief Executive Officer resigned. The Chairman of our Board of Directors is serving as interim President and Chief Executive Officer while a search for a permanent replacement is conducted.

In addition, on April 1, 2010, we eliminated the position of Chief Operating Officer, a position that was created in August 2009, when we acquired the BBA product line from Conexant Systems. In 2009 we also hired a new Chief Technology Officer, a new Senior Vice President of Worldwide Sales and a new Vice President of Operations. As required, we seek out highly-qualified candidates to fill positions throughout our business. We will continue to examine ways to improve our processes, productivity and results.

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

Furthermore, our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. Stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products. Additionally, the resignation of the CEO and the number of restructurings and reductions in force has had, and may continue to, negatively affect employee morale. We have periodically reduced or reorganized our staff in response to business conditions. Workforce reductions, site closures and job reassignments could negatively affect employee morale and make it difficult to motivate and retain the remaining employees and contractors, which would affect our ability to deliver our products in a timely fashion and otherwise negatively affect our business.

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

The common stock owned by Tallwood Investors represents approximately 44% of the outstanding shares of our common stock (excluding the exercise of the warrants). Assuming the full exercise of the 7.8 million warrants, the Securities owned by the Tallwood Investors will represent 51% of the outstanding shares of our common stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our Company’s outstanding common stock in the same proportion as the votes cast by all the other Ikanos stockholders. Our Company and the Tallwood Investors have entered into a “Stockholder Agreement”, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the Stockholder Agreement to maintain their ownership interest in our Company in subsequent equity offerings by Ikanos. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of Ikanos’ stockholders. The Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three out of seven directors to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding our common stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding our common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors. The Stockholder Agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our Common Stock. The Tallwood Investors may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

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

As the holder of the Voting Share, Tallwood III Partners, L.P., has the right to designate three members out of seven members to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding Company’s Common Stock. During the time they control the Voting Share, the Tallwood Investors will be able to exert significant influence, and potentially control, over us and may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

Risks Related to Our Acquisition of the BBA Product Line

Benefits anticipated from acquiring the BBA product line from Conexant may not occur if we are not successful in achieving the synergies expected from integrating the sales, operations and engineering functions of the two businesses.

We expect to realize a number of synergies from integrating the BBA product line with our existing business. We expect the combined revenue to continue to be at least double pre-acquisition levels. We also anticipate gross margin synergies of $4 million to $6 million annually, due to greater wafer volumes, and thus lower pricing, at one of our wafer foundries as well as other supply chain consolidations. Additionally, based upon reductions in the headcount, elimination of duplicate overhead and general and administrative costs in the combined business, we have reduced overall operating expenses. These synergies are expected to result in the combined company being profitable, excluding amortization of acquisition-related intangibles, amortization of the fair-value of acquired inventory, stock-based compensation expense and restructuring charges. However, our anticipated revenues could be negatively affected by lower-than-expected order rates from our key customers and increased pricing pressure from our larger competitors. With respect to cost savings from outside vendors including our foundries and packaging subcontractors, those savings are dependent upon negotiations which have not yet been completed, and may not result in the savings on which our future profitability estimates are based. Furthermore, the BBA product line may not be effectively integrated, may be unable to maintain key pre-acquisition business relationships, may result in the loss of key personnel, may contribute to increased fixed costs and may expose us to unanticipated liabilities and otherwise harm our operating results.

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

The ability of each of our subcontractors’ manufacturing facilities to provide us with semiconductors is limited by its available capacity and existing obligations. Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend upon to produce semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner. In addition, our subcontractors have also allocated capacity to the production of other companies’ products and reduced deliveries to us on short notice. It is possible that our subcontractors’ other customers that are larger and better financed than we are, or that have long-term agreements with our subcontractors, may have induced the subcontractors to reallocate capacity to them. If this reallocation were to occur again, it would impair our ability to deliver products on a timely basis.

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

Many of our competitors may have stronger manufacturing subcontractor relationships than we have. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. Many of them also have longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources than we do. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

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

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, India’s government is currently considering regulation that may limit or prohibit sales of certain telecommunications products manufactured in China. While the rule-making process is not final, if the rules apply to equipment containing our semiconductor products, such regulation could reduce sales of our products and have a negative effect on our operating results.

In addition, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, as well as the European Commission in the European Union, along with the U.S. Federal Communications Commission have broad jurisdiction over our target markets. Although the laws and regulations of these and other federal or state agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China, India and France. In addition, 97% of our revenue for the three months ended April 4, 2010 and 92% of our revenue for the year ended January 3, 2010 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against our Company, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by our Company in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. The Court dismissed the case with prejudice on March 10, 2008. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Second Circuit issued a summary order, vacating the District Court’s denial of plaintiffs’ motion for reconsideration, and remanding the case to the District Court for further consideration. On November 9, 2009, the District Court held a status conference to determine next steps as a result of the Court of Appeals’ Order. At the conference, the District Court ordered that the parties brief the issue of the impact of the Court of Appeals’ Order. The parties have filed briefs with the Court and a hearing on the matters presented by the parties is set for May 12, 2010.

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

If securities or industry analyst does not continue to publish research or reports about our business, or if he issues an adverse opinion regarding our common stock, the market price of our common stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We have lost all the securities research coverage with the exception of one analyst. If this analyst issues an adverse opinion regarding our common stock, the stock price would likely decline. If the analyst ceases coverage of our Company or fails to regularly publish reports on us, we could lose further visibility to the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

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

IKANOS COMMUNICATIONS, INC.

Dated: May 12, 2010	By:	/s/ Diosdado P. Banatao
Diosdado P. Banatao
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 12, 2010	By:	/s/ Cory J. Sindelar
Cory J. Sindelar
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 4, 2010

Exhibit Number	Description
10.1	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010 (File No. 000-51532).

10.2	Compensatory Arrangements of Certain Officers. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2010 (File No. 000-51532).

10.3	Amendment to Compensatory Arrangements of Certain Officers. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 9, 2010 (File No. 000-51532).

10.4	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the SEC on March 26, 2010 (File No. 000-51532).

10.5	Separation and Release Agreement with Craig Garen dated as of April 1, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2010 (file No. 000-51532)

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.