Form 10-Q
period 2010-07-04
IKANOS COMMUNICATIONS
filed 2010-08-11
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 4, 2010

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 54,764,560 as of August 6, 2010.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	July 4, 2010	January 3, 2010
Assets

Current assets:
Cash and cash equivalents	$16,243	$13,317
Short-term investments	1,514	14,223
Accounts receivable, net	38,965	34,995
Inventory	27,796	35,050
Prepaid expenses and other current assets	3,077	2,155

Total current assets	87,595	99,740
Property and equipment, net	7,372	7,502
Intangible assets, net	21,014	25,359
Goodwill	8,633	8,633
Other assets	3,121	1,766

	$127,735	$143,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$21,802	$26,641
Accrued liabilities	20,835	17,050

Total current liabilities	42,637	43,691
Long-term liabilities	125	2,193

Total liabilities	42,762	45,884
Commitments and contingencies (Note 8)
Stockholders’ equity	84,973	97,116

	$127,735	$143,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Revenue	$55,615	$22,429	$112,998	$43,163
Cost of revenue (1)	42,456	13,139	77,894	25,393

Gross profit	13,159	9,290	35,104	17,770

Operating expenses:
Research and development (2)	16,144	9,591	33,216	18,454
Selling, general and administrative (3)	7,691	6,042	15,478	11,680
Restructuring charges	—	279	1,483	546

Total operating expenses	23,835	15,912	50,177	30,680

Loss from operations	(10,676)	(6,622)	(15,073)	(12,910)
Interest income and other, net	(7)	220	55	457

Loss before provision for income taxes	(10,683)	(6,402)	(15,018)	(12,453)
Provision for income taxes	42	43	110	80

Net loss	$(10,725)	$(6,445)	$(15,128)	$(12,533)

Basic and diluted net loss per share	$(0.20)	$(0.22)	$(0.28)	$(0.43)

Weighted average number of shares (basic and diluted)	54,511	29,397	54,287	29,298

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$26	$68	$62	$149
(2) Research and development	445	687	1,126	1,419
(3) Selling, general and administrative	476	583	1,077	1,285

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	July 4, 2010	June 28, 2009
Cash flows from operating activities:
Net loss	$(15,128)	$(12,533)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	1,933	2,778
Stock-based compensation expense	2,265	2,853
Amortization of intangible assets and acquired technology	4,345	2,155
Changes in assets and liabilities:
Accounts receivable, net	(3,970)	3,539
Inventory	7,254	1,604
Prepaid expenses and other assets	(2,277)	(1,621)
Accounts payable and accrued liabilities	(3,263)	(2,560)

Net cash used by operating activities	(8,841)	(3,785)

Cash flows from investing activities:
Purchases of property and equipment	(1,803)	(183)
Purchases of investments	—	(6,610)
Maturities and sales of investments	12,628	19,130

Net cash provided by investing activities	10,825	12,337

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	942	232

Net increase in cash and cash equivalents	2,926	8,784
Cash and cash equivalents at beginning of period	13,317	27,219

Cash and cash equivalents at end of period	$16,243	$36,003

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. Ikanos Communications, Inc. is a leading provider of advanced broadband semiconductor and software products for the digital home. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of unique digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors is important to offering high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wire speed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred net losses of $10.7 million and $15.1 million for the three and six months ended July 4, 2010 and had an accumulated deficit of $236.0 million as of July 4, 2010. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. Additionally in the future, the Company may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require it to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to its stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict its operations. The Company has not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on acceptable terms, if at all.

If there continue to be further declines in demand for certain products, including ADSL products, or if our results fall short of our projected revenue, operating income and cash flow forecasts for the remainder of 2010 or if the Company is unable to meet future expectations or rebuild its technology and product leadership while driving new product future revenue growth, its goodwill, intangible assets and other long lived assets may be impaired. If the Company were to record an impairment, the charges might be material to its results of operations and financial position.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the United States Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. References in this Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) in June 2009. The information in this report should be read in conjunction with our audited financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 18, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to state fairly our financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended July 4, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011 or for any other future period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Summary of Significant Accounting Policies

Our significant accounting policies are described in Note 1 to our audited Consolidated Financial Statements for the fiscal year ended January 3, 2010, included in our Annual Report on Form 10-K. There have not been any significant changes to the accounting policies.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments include a diversified portfolio of government agency bonds. Long-term investments, comprised of auction rate securities, are included in Other assets in the Condensed Consolidated Balance Sheets. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. Four customers represented 23%, 16%, 13% and 10% of accounts receivable at July 4, 2010. Four customers represented 18%, 15%, 10% and 10% of accounts receivable at January 3, 2010. Four customers accounted for 18%, 14%, 13%, and 11% of revenue for the three months ended July 4, 2010. Four customers accounted for 15%, 13%, 10%, and 10% of revenue for the six months ended July 4, 2010. Four customers accounted for 22%, 17%, 13%, and 11% of revenue for the three months ended June 28, 2009. Three customers accounted for 30%, 18%, and 12% of revenue for the six months ended June 28, 2009.

Concentration of Suppliers

The Company subcontracts the manufacture, assembly and test of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources manufacture, assemble and test the Company’s products. The Company does not have long-term contracts. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs and, therefore, could have a material adverse effect on the Company’s financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net loss	$(10,725)	$(6,445)	$(15,128)	$(12,533)
Other comprehensive loss–unrealized loss on marketable securities	(31)	44	(82)	(67)

Comprehensive loss	$(10,756)	$(6,401)	$(15,210)	$(12,600)

Net Loss per Share

Under the provisions of ASC 260-10, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Net loss	$(10,725)	$(6,445)	$(15,128)	$(12,533)

Weighted average number of shares, basic and diluted outstanding	54,511	29,397	54,287	29,298

Basic and diluted net loss per share	$(0.20)	$(0.22)	$(0.28)	$(0.43)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Anti-dilutive securities:
Warrants to purchase common stock	2,016	—	2,016	—
Weighted average restricted stock units	1,147	629	1,218	783
Weighted-average options to purchase common stock	8,169	2,319	8,443	2,244

	11,332	2,948	11,677	3,027

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The implementation of this guidance had no impact and is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Investments and Fair Value Measurements

The following is a summary of the Company’s investments (in thousands):

	July 4, 2010
	Cost	Gross Unrealized Gain	Estimated Fair value
Short-term investments - U.S. government agencies	$1,511	$3	$1,514

Long-term investments - auction rate securities	$705	$—	$705

	January 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair value
U.S. government agencies	$11,988	$82	$12,070
Corporate bonds and notes	2,151	2	2,153

Total short-term investments	$14,139	$84	$14,223

Long-term investments - auction rate securities	$705	$—	$705

The contractual maturities of investments held at July 4, 2010 are as follows (in thousands):

	Cost	Estimated Fair Value
Due within one year	$1,511	$1,514
Due after one year	705	705

	$2,216	$2,219

There was no unrealized loss on investments aggregated by category as of July 4, 2010 and as of January 3, 2010.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of July 4, 2010 and January 3, 2010 is as follows (in thousands):

	July 4, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (a)	$2,379	$—	$—	$2,379
U.S. government agencies	—	1,514	—	1,514
Auction rate securities	—	—	705	705

	$2,379	$1,514	$705	$4,598

	January 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (a)	$43	$—	$—	$43
U.S. government agencies	—	12,070	—	12,070
Corporate bonds and notes	—	2,153	—	2,153
Auction rate securities	—	—	705	705

	$43	$14,223	$705	$14,971

(a)	Money market funds are classified as Cash equivalents.

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

There have been no changes in Level 3 securities for the three months ended July 4, 2010.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	July 4, 2010	January 3, 2010
Finished goods	$10,138	$11,015
Work-in-process	16,563	22,470
Purchased parts and raw materials	1,095	1,565

	$27,796	$35,050

The Company wrote down inventory by $12.9 million during the second quarter of 2010 due to a reduction in our revenue forecast.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 4, 2010	January 3, 2010
Machinery and equipment	$18,318	$19,386
Software	4,615	4,161
Computer equipment	4,761	4,483
Furniture and fixtures	918	888
Leasehold improvements	869	677
Construction in progress	252	137

	29,733	29,732
Less: Accumulated depreciation and amortization	(22,361)	(22,230)

	$7,372	$7,502

Depreciation and amortization expense for property and equipment was $1.2 million and $1.3 million for the three months ended July 4, 2010 and June 28, 2009, respectively. Depreciation and amortization expense for property and equipment was $1.9 million and $2.8 million for the six months ended July 4, 2010 and June 28, 2009, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	July 4, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$23,184	$(13,514)	$9,670	3
Customer relationships	13,946	(6,512)	7,434	4
In-process research and development	3,910	—	3,910	*

	$41,040	$(20,026)	$21,014

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$23,184	$(10,938)	$12,246	3
Customer relationships	13,946	(4,743)	9,203	4
In-process research and development (IPR&D)	3,910	—	3,910	*

	$41,040	$(15,681)	$25,359

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended July 4, 2010 and June 28, 2009, the amortization of intangible assets was $2.0 million and $1.1 million, respectively. For the six months ended July 4, 2010 and June 28, 2009, the amortization of intangible assets was $4.3 million and $2.2 million, respectively. The estimated future amortization of purchased intangible assets as of July 4, 2010 is $4.0 million for the remainder of 2010, $6.7 million in 2011, $5.0 million in 2012 and $1.4 million in 2013.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 4, 2010	January 3, 2010
Accrued compensation and related benefits	$4,774	$6,344
Accrued rebates	2,516	1,983
Royalties	2,110	1,200
Excess lease liability	1,496	1,496
Warranty accrual	986	660
Restructuring	329	298
Other accrued liabilities	8,624	5,069

	$20,835	$17,050

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	July 4, 2010	June 28, 2009
Balance, beginning of period	$660	$745
Provision	360	109
Usage	(34)	(412)

Balance, end of period	$986	$442

Note 7 – Restructuring Charges

During the first quarter of 2010, the Company implemented a plan to restructure its work force and reduce its cost structure subsequent to its 2009 acquisition of the Conexant Broadband Access product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million for the six months ended July 4, 2010. The Company expects the remaining severance and benefit costs to be paid in 2010. A summary of the restructuring activity follows (in thousands):

Severance and Benefits
Balance as of January 3, 2010	$298
Restructuring charges	1,483
Cash payments	(1,452)

Balance as of July 4, 2010	$329

See Note 11 – Subsequent Events – concerning restructuring during the third quarter of 2010.

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended July 4, 2010 and June 28, 2009 was $0.8 million and $0.3 million, respectively. Rent expense for the six months ended July 4, 2010 and June 28, 2009 was $1.5 million and $0.6 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of July 4, 2010 under non-cancelable leases with original terms in excess of one year are $2.1 million for the remainder of 2010, $2.5 million in 2011, $0.9 million in 2012, $0.6 million in 2013 and $0.5 million 2014.

Purchase Commitments

As of July 4, 2010, the Company had $8.4 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2010.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices minimize the occurrence of events that may trigger potential future payments under such indemnities, commitments and guarantees. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with ASC 450-20.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any costs related to these indemnity agreements.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, Ikanos filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. The Company filed an opposition to the motion on July 11, 2010, and plaintiffs filed a reply in support of the motion on August 10, 2010. Oral argument on the motion for leave to amend has not yet been scheduled. The Company cannot predict the likely outcome of the motion for leave to amend, and an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than set forth above, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Note 9 – Significant Customer Information and Segment Reporting

ASC 280-10 establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
Asia	$34,780	63%	$9,721	43%	$74,375	66%	$18,908	44%
Europe	19,453	35	9,879	44	35,432	31	19,586	45
North America	1,382	2	2,829	13	3,191	3	4,669	11

	$55,615	100%	$22,429	100%	$112,998	100%	$43,163	100%

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two product families. Revenue by product family is as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 4, 2010		June 28, 2009		July 4, 2010		June 28, 2009
Broadband DSL	$35,259	63%	$14,555	65%	$68,940	61%	$29,118	67%
Communications Processors	10,291	19	7,874	35	26,195	23	14,045	33
Other	10,065	18	—	—	17,863	16	—	—

	$55,615	100%	$22,429	100%	$112,998	100%	$43,163	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	July 4, 2010	January 3, 2010
United States	$4,367	$4,881
Asia	2,909	2,531
Other	96	90

	$7,372	$7,502

Note 10 – Related Party Transaction and Technology License Agreement

On May 7, 2010, the Company entered into a technology license agreement with Sandbridge Technologies, Inc. (“Sandbridge”), a related party. Tallwood Venture Capital is an investor with board of director representation in both Sandbridge and Ikanos. Pursuant to the technology license agreement, the Company agreed to pay Sandbridge $1.0 million for a perpetual license to use the Sandbridge 2.0 core processor. The Company paid Sandbridge $0.4 million in the second quarter of 2010 and will pay the remaining balance during the third and fourth quarters. The Company will also pay royalties to Sandbridge based on unit sales of future products that embed this technology.

Note 11 – Subsequent Event—Restructuring

On August 3, 2010 the Board of Directors of Ikanos approved a corporate restructuring plan (“Plan”) that will include a reduction in force and may include the closing of three overseas offices. The objective of the Plan is to better align Ikanos’ operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products.

The reduction in force will occur in the third and fourth quarters of 2010 and is currently expected to result in a headcount reduction of approximately 20%. In addition, Ikanos is contemplating the closure of three overseas offices as part of the Plan. The timing for completion of the Plan will depend, in part, on local rules and regulations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in Part II, Item 1.A “Risk Factors” in this quarterly report on Form 10-Q. These forward-looking statements may be identified by terms such as “anticipate,” “expect,” “intend,” “believe,” “will,” “plan,” “may,” “can,” “allow” and the negative of these terms, and similar expressions. These forward-looking statements include, without limitation, statements regarding: our expectation that a small number of customers will continue to account for a substantial portion of our revenue; future revenue growth and fluctuations in our operating results; our average selling prices and gross margins; our ability to compete; anticipated features and benefits of our technology and products; benefits of our outsourced manufacturing model; anticipated benefits of our acquisitions such as our purchases of DSL technology and broadband access product line; our existing and expected cash, potential uses of cash and timing with respect to any such use, the sufficiency of our cash equivalents and cash flows to meet our anticipated cash needs for at least the next twelve months; our belief in the effectiveness of our internal controls; our expectation that significant customer concentration in a small number of OEM customers will continue for the foreseeable future; legal proceedings; our expectation regarding our foreign currency exposure; future costs and expenses and financing requirements; and the timing and anticipated impact of our restructuring plan. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended January 3, 2010 contained in our Annual Report on Form 10-K filed on March 18, 2010.

Overview

Ikanos Communications, Inc. is a leading provider of advanced broadband semiconductor and software products for the digital home. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bitrate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

Since the Company’s inception, we have only been profitable in the third and fourth quarters of 2005. We incurred net losses of $10.7 million and $15.1 million for the three and six months ended July 4, 2010 and had an accumulated deficit of $236.0 million as of July 4, 2010. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $107.5 million in 2007, $106.5 million in 2008 and $130.7 million in 2009.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs in turn will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

On April 27, 2010, Michael Gulett resigned as our Chief Executive Officer and President and as a member of our Board of Directors. Diosdado P. Banatao, the chairman of our Board of Directors, was appointed executive chairman and assumed the role of interim President and Chief Executive Officer while we began our search for a new Chief Executive Officer and President. On June 14, 2010, Cory Sindelar resigned as Chief Financial Officer. Dennis Bencala has been appointed Chief Financial Officer. On June 30, 2010, Paul Hansen resigned from our Board of Directors. James Smaha, a current director, replaced Mr. Hansen on the Audit Committee of our Board of Directors and Fred Lax, also a current director, was appointed chairman of the Audit Committee. On August 3, 2010, Mr. Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as executive chairman of our Board of Directors. On August 3, 2010, our Board of Directors appointed John Quigley, our Sr. Vice President, Global Engineering, as our Chief Executive Officer and President effective August 3, 2010 and also elected him to the Board of Directors.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 3, 2010, and have not changed materially as of July 4, 2010.

Subsequent Event

On August 3, 2010 our Board of Directors of Ikanos approved a corporate restructuring plan (“Plan”) that will include a reduction in force and may include the closing of three overseas offices. The objective of the Plan is to better align Ikanos’ operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products.

The reduction in force will occur in the third and fourth quarters of 2010 and is currently expected to result in a headcount reduction of approximately 20% and an anticipated annual operational cost savings of approximately $15 million in 2011. In addition, we are contemplating the closure of three overseas offices as part of the Plan. The timing for completion of the Plan will depend, in part, on local rules and regulations.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or delay new broadband programs.

Revenue increased by $33.2 million, or 148%, to $55.6 million in the three months ended July 4, 2010 from $22.4 million in the three months ended June 28, 2009. Revenue increased by $69.8 million, or 162%, to $113.0 million in the six months ended July 4, 2010 from $43.2 million in the six months ended June 28, 2009. The increase in revenue is primarily related to our August 2009 acquisition of the BBA product line.

We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue. We expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more service providers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers each accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

		Three Months Ended			Six Months Ended
Our Direct Customer	OEM Customer	July 4, 2010	June 28, 2009		July 4, 2010	June 28, 2009
Alcatel-Lucent and its CMs	Alcatel-Lucent	18%	*	%	15%	*	%
Flextronics	2Wire	14	*		10	*
Sagemcom	Sagemcom	13	22		13	30
Paltek	Sumitomo	11	17		10	12
NEC Corporation	NEC Corporation	*	13		*	18
Benchmark Electronics	Motorola	*	11		*	*

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Asia	63%	43%	66%	44%
Europe	35	44	31	45
North America	2	13	3	11

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Asian revenue increased substantially, both in terms of absolute dollars and percentage of total revenue in the first and second quarters of 2010 versus the same periods in 2009. Although revenue to Japan and Korea improved, revenue to China was especially strong. Revenue from European sales improved in both quarters of 2010 versus the same periods in 2009, but was lower as a percentage of total revenue.

Revenue by Product Family as a Percentage of Total Revenue

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two product families. Revenue by product family is as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Broadband DSL	63%	65%	61%	67%
Communications Processors	19	35	23	33
Other	18	—	16	—

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	July 4, 2010	June 28, 2009	% Change	July 4, 2010	June 28, 2009	% Change
Cost of revenue	$42,456	$13,139	223	$77,894	$25,393	207
Research and development	16,144	9,591	68	33,216	18,454	80
Sales, general and administrative	7,691	6,042	27	15,478	11,680	32
Restructuring charges	—	279	nm	1,483	546	nm

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	July 4, 2010	June 28, 2009	July 4, 2010	June 28, 2009
Cost of revenue	76%	59%	69%	59%
Research and development	29	43	29	43
Sales, general and administrative	14	27	14	27
Restructuring charges	—	1	1	1

Cost of Revenue

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases. All of these potential issues in our manufacturing process could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue increased to $42.5 million for the three months ended July 4, 2010 compared to $13.1 million for the three months ended June 28, 2009. Cost of revenue increased to $77.9 million for the six months ended July 4, 2010 as compared to $25.4 million for the six months ended June 28, 2009. The increase in cost of revenue for both the three and six month periods ended July 4, 2010 compared to the same period last year is directly attributable to our increased sales volume, which was primarily due to our acquisition of the BBA product line. Our gross margins were 24% for the three months ended July 4, 2010 as compared to 41% for the year ago period. Our gross margins were 31% for the six months ended July 4, 2010 compared to 41% for the year ago period. This margin decline was primarily due to our write down of inventory by $12.9 million during the second quarter of 2010 which resulted from changes in our revenue forecast due to a sustained decline in the market for ADSL products. This charge adversely affected gross margin by 23% and 11%, for the three and six months ended July 4, 2010. Margins were also adversely affected by product mix as sales to China and Europe, whose margins are lower, increased while sales to Japan, whose margins are generally higher, declined as a percent of total sales.

Research and development expenses

All research and development (R&D) costs are expensed as incurred and generally consist of compensation and associated costs of employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. These tape-out costs cause our research and development expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses increased $6.5 million, or 68%, to $16.1 million for the three months ended July 4, 2010 compared to $9.6 million for the three months ended June 28, 2009. The increase in R&D costs is directly related to our acquisition of the BBA product line. Major cost increases included: (1) higher personnel costs of $4.9 million, (2) higher tape out costs of $1.0 million, (3) higher back end costs of $0.9 million and (4) higher facilities costs of $0.6 million.

R&D expenses increased $14.8 million, or 80%, to $33.2 million for the six months ended July 4, 2010 compared to $18.5 million for the six months ended June 28, 2009. The increase in R&D costs is directly related to our acquisition of the BBA product line. Major cost increases included: (1) higher personnel costs of $10.1 million, (2) higher tape out costs of $1.4 million, (3) higher back end costs of $1.9 million and (4) higher facilities costs of $1.1 million.

The majority of our R&D personnel are located in the United States or India. As of July 4, 2010, we had 329 people engaged in research and development of which 116 were located in India, 169 were located in the United States, 34 were located in China and 10 were located in other facilities. As of June 28, 2009, we had 137 people engaged in research and development of whom 65 were located in India, 63 were located in the United States and 9 in other facilities. The increase in R&D personnel was directly related to our acquisition of the BBA product line.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses increased by $1.7 million for the three months ended July 4, 2010, or 27%, to $7.7 million compared to $6.0 million for the three months ended June 28, 2009. The increase in SG&A costs is directly attributable to the acquisition of the BBA product line. This resulted in higher personnel costs of $2.0 million and higher intangible assets amortization of $0.5 million. These costs were offset by lower legal and auditing costs of $0.7 million and $0.3 million of business development costs related to our acquisition of the BBA product line.

SG&A expenses increased by $3.8 million for the six months ended July 4, 2010, or 33%, to $15.5 million compared to $11.7 million for the six months ended June 28, 2009. The increase in SG&A costs is directly attributable to the acquisition of the BBA product line. This resulted in higher personnel costs of $3.3 million, increased intangible asset amortization costs of $1.0 million. These costs were offset by lower legal and auditing costs of $0.8 million and $0.3 million of business development costs related to the acquisition of the BBA product line.

As of July 4, 2010, SG&A headcount was 105 compared to 71 at June 28, 2009.

Restructuring

During the first quarter of 2010, we implemented a plan to restructure our work force and reduce our cost structure subsequent to our 2009 acquisition of the BBA product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million. We expect the remaining severance and benefit costs of $0.3 million to be paid in 2010.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Interest income was $0.1 million for the three months ended July 4, 2010 as compared to $0.2 million for the three months ended June 28, 2009. The decrease was due to lower investment balances and lower interest rates. Interest income for the second quarter of 2010 was offset by foreign exchange losses of $0.1 million. Interest income and other, net decreased to $0.2 million for the six months ended July 4, 2010 compared to $0.5 million for the six months ended June 28, 2009. The decrease was due to a lower balance of cash and investments and losses on foreign exchange.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. The Company maintains a full valuation allowance for its tax assets as a result of recurring losses. The provision for income taxes was immaterial for the three and six month periods ended July 4, 2010 and June 28, 2009, respectively.

Net Loss

As a result of the above factors, we had a net loss of $10.7 million for the three months ended July 4, 2009 compared to a net loss of $6.4 million for the three months ended June 28, 2009. We had a net loss of $15.1 million for the six months ended July 4, 2010 compared to a net loss of $12.5 million for the six months ended June 28, 2009.

Liquidity and Capital Resources

Year-to-date, cash and investments decreased by $9.7 million to $18.5 million as of July 4, 2010 versus $28.2 million as of January 3, 2010.

Since December 31, 2006 we have had a steady decline in cash and investments as we have experienced operating losses in each year. In response to market conditions and a decline in demand for certain products, the Company initiated a worldwide restructuring plan to align our operating expenses with our revised revenue forecast to achieve profitability while reallocating engineering resources to the continued development of innovative broadband and technology.

If there continue to be further declines in demand for certain products, including ADSL products, or if our results fall short of our projected revenue, operating income and cash flow forecasts for the remainder of 2010 or if we are unable to meet future expectations or rebuild our technology and product leadership while driving new product future revenue growth, our goodwill, intangible assets and other long lived assets may be impaired. If we were to record an impairment, the charges might be material to the results of operations and our financial position.

As of July 4, 2010, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have used, and intend to continue to use, the net proceeds for working capital and general corporate purposes.

The following table summarizes our statement of cash flows for the six months ended July 4, 2010 and June 28, 2009 (in millions):

	Six Months Ended
	July 4, 2010	June 28, 2009
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$13.3	$27.2
Net cash used by operating activities	(8.8)	(3.6)
Net cash provided by investing activities	10.8	12.3
Net cash provided by financing activities	0.9	0.1

Cash and cash equivalents - end of period	$16.2	$36.0

Operating Activities

For the six months ended July 4, 2010, we used $8.8 million of net cash in operating activities, while incurring a net loss of $15.1 million. Included in the net loss was approximately $8.5 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Net inventory decreased $7.3 million. Cash flow from operating activities was adversely affected by increases in accounts receivable and prepaid and other assets of $4.0 million and 2.3 million, respectively, and a decrease in accounts payable and accrued liabilities of $3.3 million.

For the six months ended June 28, 2009, we used $3.6 million of net cash in operating activities, while incurring a net loss of $12.5 million. Included in the net loss was approximately $7.8 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $3.5 million and inventory of $1.6 million. Prepaid and other assets increased by $1.6 million while accounts payable and accrued liabilities fell by $2.6 million.

Investing Activities

Investing activities provided $10.8 million for the six months ended July 4, 2010, primarily consisting of the maturities and sales of short-term investments of $12.6 million offset by capital expenditures of $1.8 million. Investing activities provided $12.3 million for the six months ended June 28, 2009, primarily consisting of the sales of short-term investments of $19.1 million offset by purchases of short term investments amounting to $6.6 million.

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

Financing Activities

Our financing activities provided $0.9 million for the six months ended July 4, 2010 primarily resulting from the purchase of stock under our employee stock purchase plan and from the exercise of employee stock options. Our financing activities provided $0.1 million for the six months ended June 28, 2009 primarily resulting from the exercise of employee stock options.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of July 4, 2010, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2010	2011 and 2012	2013 and 2014
Operating lease payments	$6.6	$2.1	$3.4	$1.1
Software	5.2	1.3	3.9	—
Technology license agreement	1.7	1.7	—	—
Inventory purchase obligations	8.4	8.4	—	—

	$21.9	$13.5	$7.3	$1.1

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of July 4, 2010, we did not hold derivative financial instruments.

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

As of July 4, 2010, we had cash, cash equivalents and investments totaling $18.5 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be to increase/decrease investment income by de minimis.

Investment Risk

Our marketable securities portfolio as of July 4, 2010 was $4.6 million, consisting of money market funds of $2.4 million, U.S. government agency securities of $1.5 million and auction rate securities of $0.7 million. The auction rate securities have a face value of $5.0 million and have failed at auction since the third quarter of 2007. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, the effect would be to change 2010 projected operating expenses by approximately $0.8 million.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the three months ended July 4, 2009 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, We filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We filed an opposition to the motion on July 11, 2010, and plaintiffs filed a reply in support of the motion on August 10, 2010. Oral argument on the motion for leave to amend has not yet been scheduled. We cannot predict the likely outcome of the motion for leave to amend, and an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than that set forth above, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

Item 1A.	Risk Factors

Our business and operating results are impacted by risks and uncertainties, including the following risk factors, as well as the other information in this quarterly report on Form 10-Q, and in our other filings with the SEC. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, it may materially and adversely affect us, our business, financial condition and results of operations and the market price of our common stock.

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

Quarterly fluctuations in revenue are characteristic of our industry. And given the concentration of our revenue among a relatively small number of significant customers and given their buying patterns, we have experienced, and are likely to experience again, significant quarterly fluctuations of revenue.

We win our supply relationships by working with OEMs and service providers to have our semiconductors and software designed into systems that will be deployed by service providers over multiple quarters. At any given time, as is currently the case, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected, in some cases for an extended period of time. Even when we are designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to the OEMs’ test and evaluation cycle, demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. These factors may result in deployment delays from six months to over a year. We are aware of such deployment delays currently affecting various customers.

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

Our expenses are also subject to quarterly fluctuations resulting from various factors. Fluctuations in our operating expenses may be due to a number of factors, including, but not limited to, higher expenses associated with new product releases, costs of design tools, large up-front license fees to third parties for intellectual property integrated into our products, as well as extraordinary expenses related to acquisitions of other businesses, such as the recent acquisition of and the Broadband Access product line from Conexant Systems last year. Other factors are identified throughout this Risk Factors section. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

General macroeconomic conditions could dampen demand for services based upon our products.

Our business is not directly tied to the reported causes of the recession that began in the last half of 2008. However, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We have had a history of losses, and future losses may cause the market price of our common stock to decline. We may not be able to reduce our expenses or generate sufficient revenue in the future to achieve or sustain profitability.

Since our inception, we have only been profitable on a GAAP basis in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past seventeen quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses, as reported on a GAAP basis. We have an accumulated deficit of $236.0 million as of July 4, 2010. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels appropriate and necessary for our business. Because many of our expenses are fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to hold down our expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006 or the third quarter of 2008. We may not be able to achieve profitability again and, even if it were able to attain profitability again, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

The general tightening of the capital markets could potentially limit our access to financial resources.

If we continue to operate at a loss and the cash on our balance sheet continues to decline, there is a possibility that we could have to seek and evaluate alternative sources of financing in order to fund operations. Recently, we have explored the availability of debt financing, and if general economic conditions worsen again, we believe it would be very difficult to borrow funds on terms favorable to it, if at all, due to the limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact our business. Even if we were able to secure debt financing, the terms could be unfavorable to us, and we may be subject to various restrictive covenants, which could limit our ability to operate our business.

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

We currently expect our existing commercially available semiconductor products, including the product lines that we acquired from Conexant, to account for substantially all of our revenue for the foreseeable future. If we are unable to design or develop new products or market recently developed products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the broadband, communication processor or other markets addressable by our products do not materialize as expected, it would harm our business. In addition to being affected by global macroeconomic factors, the markets for our products are characterized by frequent introduction of new features and technologies and by significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which would increase our cost of revenue and adversely affect our operating performance.

The average selling prices and gross margins of our products are subject to declines, which may harm our revenue and profitability.

Our products are subject to rapid declines in average selling prices due to competitive pressures, including lowering average selling prices in order to maintain or increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect that we will reduce prices again in the future. Offering reduced prices to one customer could likely impact our average selling prices to all customers. In addition, we have not been able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results, in particular (but not limited to) gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, by reducing our manufacturing costs or by developing new or enhanced products that command higher prices or better gross margins on a timely basis.

An OEM customer or a service provider may decide to cancel, delay or change its product plans, which could cause us to lose or delay anticipated sales.

Even if an OEM customer selects one of our products to incorporate into its equipment, we have no assurances that the customer will ultimately market and sell its equipment or that such efforts by the customer will be successful. The delays inherent in our lengthy sales and product deployment cycles increase the risk that an OEM customer or service provider will decide to cancel or change its product plans. From time to time, we have experienced changes and cancellations in the purchase plans of our OEM customers. A cancellation or change in plans by an OEM customer or service provider could cause us to not achieve anticipated revenue and result in volatility of the market price of our common stock. In addition, our anticipated sales could be lost or substantially reduced if a significant OEM customer or service provider reduces or delays orders during our sales cycle or chooses not to release equipment that contains our products.

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

Our focus on moving away from lower-margin products may not yield the intended benefits we seek to achieve.

We believe it is in the best interests of the Company and its investors to concentrate our development and sales and marketing efforts on products that will yield gross margins at or above the historic levels previously reported by the Company. The discontinuation of lower-margin products over time is intended to fund development of new generations of communications semiconductors that outperform our competition. However, we may not be able to accomplish the end-of-life of all lower margin products in a timely manner, or at all, depending upon customer commitments and other business requirements. The failure to do so would negatively affect our gross margins, diminish our ability to fund product research and development and otherwise be detrimental to our business plans.

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

Direct Customer	OEM Customer	2008	2009		Six Months Ended July 4, 2010
Alcatel-Lucent and its CMs	Alcatel-Lucent	11%	*	%	15%
Sagemcom	Sagemcom	21	19		13
Flextronics	2Wire	*	*		10
Paltek Corporation	Sumitomo Electric Industries	23	12		10
NEC Corporation of America	NEC Corporation	25	11		*

*	Less than 10%

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

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

On April and June 2010, our President and Chief Executive Officer and Chief Financial Officer resigned, respectively. The Chairman of our Board of Directors served as our interim President and Chief Executive Officer while a search for a permanent replacement was conducted. Since April, a majority of our senior executives have resigned or been replaced. Our Board of Directors appointed a new Chief Financial Officer in June 2010 and a new President and chief Executive Officer in August 2010. Changes in the services of senior management or technical personnel could impact our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If the integration of this new member to our senior management team does not go as smoothly as anticipated, it could negatively affect our business.

In addition, we recently announced a corporate restructuring plan which will include a reduction in work force of approximately 20% and may include the closure of three of our overseas offices. The changes in senior management and the multiple restructurings and reductions in force over the past year have had, and may continue to, negatively affect employee morale.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact the development or sales or our products.

Our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior executives to recruit replacements for key personnel. Also, we may have difficulty attracting personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed, it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

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

Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation semiconductor products in a timely and cost-effective manner. The development of new semiconductor products is expensive, complex and time consuming. If we do not rapidly develop our new, well-differentiated semiconductor products ahead of our competitors, we may lose both existing and potential customers to competitors. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, our products would no longer be competitive. Conversely, even if we are successful in rapidly developing new semiconductor products ahead of competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory. If any of the foregoing were to occur, then our operating results would be harmed.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

The common stock owned by Tallwood Investors represents approximately 44% of the outstanding shares of our common stock (excluding the exercise of the warrants). Assuming the full exercise of the 7.8 million warrants, the Securities owned by the Tallwood Investors will represent 51% of the outstanding shares of our common stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our Company’s outstanding common stock in the same proportion as the votes cast by all the other Ikanos stockholders. Our Company and the Tallwood Investors have entered into a “Stockholder Agreement”, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the Stockholder Agreement to maintain their ownership interest in our Company in subsequent equity offerings by Ikanos. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of Ikanos’ stockholders. The Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding our common stock, and a number of directors to Ikanos’ Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the outstanding our common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors. The Stockholder Agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our Common Stock. The Tallwood Investors may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

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

As the holder of the Voting Share, Tallwood III Partners, L.P., has the right to designate three members out of seven members to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding Ikanos Common Stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in Ikanos after such time as the Tallwood Investors hold less than 35% of the Company’s outstanding Common Stock. During the time they control the Voting Share, the Tallwood Investors will be able to exert significant influence, and potentially control, over us and may have interests that diverge from, or even conflict with, those of Ikanos and its other stockholders.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including the memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. While we have not experienced material warranty costs in any period as a result of the issue related to this intellectual property, there can be no assurance that it will not in the future experience material damages from this or other licensed intellectual property. Failure to use the technologies we have purchased could also result in unfavorable impairment costs. In addition, if we are unable to successfully license technology from third parties to develop future products, we may not be able to develop such products in a timely manner or at all.

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

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which could be costly and negatively impact our operating results.

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

We base orders for inventory on the forecasts of our OEM customers’ demand and if our forecasts are inaccurate, our financial condition and liquidity would suffer.

We place orders with its suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers’ products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. As our network of distributors increases, we increase the possibility that we may receive orders from these distributors that have a delivery date sooner than our manufacturing subcontractors can build and deliver product to us. In the past, we have experienced situations in which lead times discussed with customers were shorter than the manufacturing lead times available for the products ordered by those customers. We have had to work with these customers and our manufacturing subcontractors, to better align our ability to deliver products with our customers’ expectations.

If we underestimate or are otherwise surprised by increases in customer demand, we may forego revenue opportunities, lose market share and damage customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, as experienced in the Second Quarter of Fiscal 2010, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to reduce the cost of our semiconductor chips, which includes migrating to smaller geometrical processes, and our failure to do so may harm our business.

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

Companies in the semiconductor industry and intellectual property holding companies (also called “patent trolls”) often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ proprietary rights. We are also aware that one of our customers was recently sued by a patent holder that alleges that certain products which were acquired as part of the BBA product line acquisition, infringe a patent held by that party. At this time, we have not been named as a party to that litigation. While we do not believe that we are currently infringing the proprietary rights of the party in the pending litigation, or any other third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

Our future success depends on our ability to develop new semiconductor products and transition to new products and technologies, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products over the next several quarters and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In addition, we have substantially expanded our product line, and the resulting product development and support demands on our engineering organization, through the recently-completed acquisition of the BBA product line from Conexant.

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

Compliance with changing regulation of corporate governance and public disclosure may result in additional expenses.

Changing laws, regulations and standards relating to corporate governance and public disclosure, including the Sarbanes-Oxley Act of 2002, the Investor Protection and Securities Reform Act of 2010, SEC regulations and NASDAQ rules, are creating uncertainty for companies such as ours. These new or changed laws, regulations and standards are subject to varying interpretations in many cases due to their lack of specificity, and as a result, their application in practice may evolve over time as new guidance is provided by regulatory and governing bodies, which could result in continuing uncertainty regarding compliance matters and higher costs necessitated by ongoing revisions to disclosure and corporate governance practices. As a result, our efforts to comply with evolving laws, regulations and standards have resulted in, and are likely to continue to result in, increased general and administrative expenses and a diversion of management time and attention from revenue-generating activities to compliance activities. In particular, our ongoing efforts to comply with Section 404 of the Sarbanes-Oxley Act of 2002 and the related regulations regarding our management’s required assessment of our internal control over financial reporting and our independent registered public accounting firm’s attestation of the effectiveness of internal control over financial reporting have required the commitment of significant financial and managerial resources. We expect these efforts to require the continued commitment of significant resources. If our efforts to comply with new or changed laws, regulations and standards differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, our reputation may be harmed.

We are highly dependent upon manufacturing, development and marketing activities outside of the United States, and as our international manufacturing, development and sales operations expand, we will be increasingly exposed to various legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China, India and France. In addition, 98% of our revenue for the six months ended July 4, 2010 and 92% of our revenue for the year ended January 3, 2010 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have offices in China, India and other offices in France, Germany, Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Chinese Yuan, the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the service providers they serve, and our California facility are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble and test our products, and four of our subcontractor’s wafer foundries, are located in Malaysia, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past, including a recent major earthquake in Taiwan, and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to July 4, 2010 ranged from a low of $1.02 to a high of $9.34.

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

If we fail to continue to meet all applicable NASDAQ Global Market requirements, our stock could be delisted from the NASDAQ Global Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “IKAN.” If we fail to meet any of the continued listing standards of the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price.

Our common stock has traded near $1.00 per share in the past. If our common stock trades below $1.00 per share for a period of 30 consecutive business days, there can be no assurance that NASDAQ will not take action to enforce its listing requirements. Any delisting could adversely affect the market price of, and liquidity of the trading market for, our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by the Company in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We filed an opposition to the motion on July 11, 2010, and plaintiffs filed a reply in support of the motion on August 10, 2010. We cannot predict the likely outcome of the motion for leave to amend, and an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than set forth above, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

If the securities analyst who currently publishes reports on Ikanos does not continue to publish research or reports about our business, or if he issues an adverse opinion regarding our common stock, the market price of our common stock price and trading volume could decline.

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

IKANOS COMMUNICATIONS, INC.

Dated: August 11, 2010	By:	/s/ John H. Quigley
John H. Quigley
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 11, 2010	By:	/s/ Dennis A. Bencala
Dennis A. Bencala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 4, 2010

Exhibit Number	Description
10.1	Summary of Registrant’s 2009 Executive Bonus Program. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 9, 2010 (File No. 000-51532).

10.2	Compensatory Arrangements of Certain Officers. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 2, 2010 (File No. 000-51532).

10.3	Amendment to Compensatory Arrangements of Certain Officers. Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the SEC on March 9, 2010 (File No. 000-51532).

10.4	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Statement on Form S-8 filed with the SEC on March 26, 2010 (File No. 000-51532).

10.5	Separation and Release Agreement with Craig Garen dated as of April 1, 2010. Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2010 (file No. 000-51532)

10.6*	Separation and Release Agreement with Michael Gulett dated as of April 30, 2010.

10.7*	Separation and Release Agreement with Cory J. Sindelar dated as of June 15, 2010.

10.8*	Offer letter with Dennis Bencala dated as of August 2, 2010

10.9*	Offer letter with John Quigley dated as of August 3, 2010.

31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.