Form 10-Q
period 2010-10-03
IKANOS COMMUNICATIONS
filed 2010-11-09
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 3, 2010

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 55,293,373 as of November 5, 2010.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	October 3, 2010	January 3, 2010
Assets

Current assets:
Cash and cash equivalents	$14,571	$13,317
Short-term investments	—	14,223
Accounts receivable, net	30,040	34,995
Inventory	22,350	35,050
Prepaid expenses and other current assets	2,309	2,155

Total current assets	69,270	99,740
Property and equipment, net	6,623	7,502
Intangible assets, net	6,727	25,359
Goodwill	—	8,633
Other assets	3,099	1,766

	$85,719	$143,000

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$15,319	$26,641
Accrued liabilities	18,112	17,050

Total current liabilities	33,431	43,691
Long-term liabilities	—	2,193

Total liabilities	33,431	45,884
Commitments and contingencies (Note 9)
Stockholders’ equity	52,288	97,116

	$85,719	$143,000

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Revenue	$41,536	$29,334	$154,534	$72,497
Cost of revenue (1)	28,575	19,036	106,469	44,429

Gross profit	12,961	10,298	48,065	28,068

Operating expenses:
Research and development (2)	14,757	13,290	47,973	31,744
Selling, general and administrative (3)	6,467	9,615	21,945	21,295
Operating asset impairments	21,378	2,460	21,378	2,460
Restructuring charges (4)	3,757	502	5,240	1,048

Total operating expenses	46,359	25,867	96,536	56,547

Loss from operations	(33,398)	(15,569)	(48,471)	(28,479)
Interest income and other, net	8	146	63	603

Loss before provision for income taxes	(33,390)	(15,423)	(48,408)	(27,876)
Provision for (benefit from) income taxes	(129)	31	(19)	111

Net loss	$(33,261)	$(15,454)	$(48,389)	$(27,987)

Basic and diluted net loss per share	$(0.61)	$(0.40)	$(0.89)	$(0.86)

Weighted average number of shares (basic and diluted)	54,904	38,802	54,493	32,466

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$24	$60	$86	$209
(2) Research and development	273	895	1,399	2,314
(3) Selling, general and administrative	168	612	1,245	1,897
(4) Restructuring charges	111	—	111	—

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine months Ended
	October 3, 2010	September 27, 2009
Cash flows from operating activities:
Net loss	$(48,389)	$(27,987)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,029	3,956
Loss on property and equipment included in restructuring charges	314	—
Stock-based compensation expense	2,730	4,420
Operating asset impairments	21,378	2,460
Amortization of intangible assets and acquired technology	5,887	4,099
Changes in assets and liabilities:
Accounts receivable, net	4,955	(5,528)
Inventory	12,700	(1,498)
Prepaid expenses and other assets	(1,487)	(1,376)
Accounts payable and accrued liabilities	(12,591)	12,150

Net cash used by operating activities	(11,474)	(9,304)

Cash flows from investing activities:
Purchases of property and equipment	(2,353)	(411)
Purchases of investments	—	(6,610)
Maturities and sales of investments	14,139	22,672
Acquisitions	—	(54,440)

Net cash provided (used) by investing activities	11,786	(38,789)

Cash flows from financing activities:
Net proceeds from private stock offerings	—	38,782
Net proceeds from issuances of common stock and exercise of stock options	942	—

Net cash provided by financing activities	942	38,782

Net increase (decrease) in cash and cash equivalents	1,254	(9,311)
Cash and cash equivalents at beginning of period	13,317	27,219

Cash and cash equivalents at end of period	$14,571	$17,908

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. Ikanos is a leading provider of advanced broadband semiconductor and software products for the digital home. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of unique digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors is important to offering high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wire speed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred net losses of $33.3 million and $48.4 million for the three and nine months ended October 3, 2010 and had an accumulated deficit of $269.3 million as of October 3, 2010. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business.

Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. While the Company believes that it has the cash necessary to fund its operations for the next twelve months, as noted in Note 12 – Subsequent Event, the Company may seek additional financing as deemed appropriate to support future Company needs and investments. Additionally in the future, the Company may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require it to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to its stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict its operations. The Company has not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on acceptable terms, if at all.

If there continue to be further declines in demand for certain products, including ADSL products, or if the Company’s results fall short of its projected revenue, operating income and cash flow forecasts for the remainder of 2010 or if the Company is unable to meet future expectations or rebuild its technology and product leadership while driving new product future revenue growth, its remaining intangible assets and other long lived assets may be impaired. If the Company were to record an impairment, the charges might be material to its results of operations and financial position.

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

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the SEC. Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. References in this Report on Form 10-Q to “authoritative guidance” are to the Accounting Standards Codification (ASC) issued by the Financial Accounting Standards Board (FASB) in June 2009. The information in this report should be read in conjunction with the Company’s audited financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on March 18, 2010.

In the opinion of management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of its financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine-month periods ended October 3, 2010 are not necessarily indicative of the results that may be expected for the year ending January 2, 2011 or for any other future period.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent that there are material differences between these estimates and actual results, the Company’s financial statements may be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 3, 2010, included in its Annual Report on Form 10-K. There have not been any significant changes to the accounting policies.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, investments and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. The Company currently has no short-term investments. Long-term investments, comprised of auction rate securities, are included in Other assets in the Condensed Consolidated Balance Sheets. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. Three customers represented 25%, 21% and 10% of accounts receivable at October 3, 2010. Four customers represented 18%, 15%, 10% and 10% of accounts receivable at January 3, 2010. Three customers accounted for 20%, 20% and 10% of revenue for the three months ended October 3, 2010. Three customers accounted for 16%, 15% and 10% of revenue for the nine months ended October 3, 2010. Three customers accounted for 19%, 17% and 13% of revenue for the three months ended September 27, 2009. Three customers accounted for 25%, 16%, and 15% of revenue for the nine months ended September 27, 2009.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net loss	$(33,261)	$(15,454)	$(48,389)	$(27,987)
Other comprehensive loss–unrealized loss on marketable securities	(2)	(66)	(84)	(133)

Comprehensive loss	$(33,263)	$(15,520)	$(48,473)	$(28,120)

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

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Net loss	$(33,261)	$(15,454)	$(48,389)	$(27,987)

Weighted average number of shares, basic and diluted outstanding	54,904	38,802	54,493	32,466

Basic and diluted net loss per share	$(0.61)	$(0.40)	$(0.89)	$(0.86)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Anti-dilutive securities:
Warrants to purchase common stock	—	—	1,109	—
Weighted average restricted stock units	964	2,549	1,133	2,289
Weighted-average options to purchase common stock	7,794	2,532	8,227	2,174

	8,758	5,081	10,469	4,463

Recent Accounting Pronouncements

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures that requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The implementation of this guidance had no impact and is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2 – Investments

The following is a summary of the Company’s investments (in thousands):

	October 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair value
Long-term investments - auction rate securities	$705	$—	$705

	January 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair value
U.S. government agencies	$11,988	$82	$12,070
Corporate bonds and notes	2,151	2	2,153

Total short-term investments	$14,139	$84	$14,223

Long-term investments - auction rate securities	$705	$—	$705

The contractual maturities of investments held at October 3, 2010 are greater than one year. In addition, there was no unrealized loss on investments aggregated by category as of October 3, 2010 and as of January 3, 2010.

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities, which were written down to their net realizable value in 2008. The auction rate securities have a cost value of $0.7 million and a face value of $5.0 million. During 2009, the Company sold auction rate securities with a face value of $2.2 million and with a cost basis of $0.3 million for $1.5 million, realizing a gain of $1.2 million. The funds related to the remaining auction rate securities will not be available until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Fair Value Measurements

ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments have been classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. As of October 3, 2010, the Company has no Level 2 type investments. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of the Company’s marketable securities as of October 3, 2010 and January 3, 2010 is as follows (in thousands):

	October 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (a)	$3,918	$—	$—	$3,918
Auction rate securities	—	—	705	705

	$3,918	$—	$705	$4,623

	January 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (a)	$43	$—	$—	$43
U.S. government agencies	—	12,070	—	12,070
Corporate bonds and notes	—	2,153	—	2,153
Auction rate securities	—	—	705	705

	$43	$14,223	$705	$14,971

(a)	Money market funds are classified as Cash equivalents.

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

There have been no changes in Level 3 securities for the three months ended October 3, 2010.

Note 3 – Operating Asset Impairments

For the quarter ended October 3, 2010, the Company recorded impairment charges totaling $21.4 million of which $8.6 million related to goodwill and $12.8 million related to other intangible assets.

The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying value. The Company issued financial guidance for the third quarter 2010 period and announced a company-wide restructuring to better align the Company’s overhead structure with lower expected revenues and subsequently experienced a sustained decline during the quarter ended October 3, 2010 in market capitalization. Based on these indicators of potential impairment, the Company completed an impairment analysis of its goodwill as of October 3, 2010.

The Company performed the first step of the two-step impairment test and compared the fair value of the Company as a single reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted stock price on the NASDAQ, the number of shares outstanding for the Company’s common stock and an estimated control premium. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of revenue and operating expenses, product penetration, growth and discount rates. Due to current market conditions and the number of significant assumptions required, the Company used the market approach. The market approach was lower, but both valuation approaches determined that the fair value was less than the carrying value of the net assets and, therefore, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The Company determined fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $8.6 million, representing a write off of the entire amount of the Company’s previously recorded goodwill.

Goodwill as of January 3, 2010	$8,633
Impairment	(8,633)

Goodwill as of October 3, 2010	$—

In addition, as part of and in conjunction with the impairment test, the Company determined that the carrying values of certain intangible assets were less than their fair values. Accordingly, the Company recorded a non-cash intangible asset impairment charge of $12.8 million as of October 3, 2010. The fair value calculation that leads to the impairment of the existing technology and customer relationship intangibles of $10.3 million was determined using the discounted cash flows method. The weighted average cost of capital used in the impairment was 25.4% with no perpetual growth rate. The Company also impaired the remaining $2.5 million of IPR&D related to the gateway line of business under the Conexant BBA product line that was acquired in August 2009, since it was determined to have no alternative use and was therefore abandoned.

Information regarding the nonrecurring fair value measurements completed during the quarter ended October 3, 2010 was (in thousands):

		Fair Value Measurement Using*
	Fair Value as of Measurement Date	Level 1	Level 2	Level 3	Impairment Charge
Goodwill	$—	$—	$—	$—	$8,633

Existing technology	$3,834	$—	$—	$3,834	$4,927
Customer relationships	1,458	—	—	1,458	5,343
In-process research and development	1,435	—	—	1,435	2,475

	$6,727	$—	$—	$6,727	$12,745

*	Note 2 – See Investments and Fair Value Measurements for explanation of Levels 1, 2, and 3.

Note 4 – Inventory

Inventory consisted of the following (in thousands):

	October 3, 2010	January 3, 2010
Finished goods	$9,015	$11,015
Work-in-process	12,883	22,470
Purchased parts and raw materials	452	1,565

	$22,350	$35,050

As a result of a reduction in the Company’s revenue forecast, the Company wrote down inventory by $5.2 million and $16.4 million during the three and nine month periods ended October 3, 2010.

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	October 3, 2010	January 3, 2010
Machinery and equipment	$18,116	$19,386
Software	4,848	4,161
Computer equipment	4,771	4,483
Furniture and fixtures	872	888
Leasehold improvements	883	677
Construction in progress	524	137

	30,014	29,732
Less: Accumulated depreciation and amortization	(23,391)	(22,230)

	$6,623	$7,502

Depreciation and amortization expense for property and equipment was $1.1 million and $1.2 million for the three months ended October 3, 2010 and September 27, 2009, respectively. Depreciation and amortization expense for property and equipment was $3.0 million and $4.0 million for the nine months ended October 3, 2010 and September 27, 2009, respectively.

Note 6 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	October 3, 2010
	Gross Carrying Amount	Impairment**	Adjusted Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (years)
Existing technology	$23,184	$(4,927)	$18,257	$(14,423)	$3,834	3
Customer relationships	13,946	(5,343)	8,603	(7,145)	1,458	4
In-process research and development	3,910	(2,475)	1,435	—	1,435	*

	$41,040	$(12,745)	$28,295	$(21,568)	$6,727

	January 3, 2010
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$23,184	$(10,938)	$12,246	3
Customer relationships	13,946	(4,743)	9,203	4
In-process research and development (IPR&D)	3,910	—	3,910	*

	$41,040	$(15,681)	$25,359

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.
**	See Note 3 – Operating Asset Impairments

For the three months ended October 3, 2010 and September 27, 2009, the amortization of intangible assets was $1.5 million and $1.9 million, respectively. For the nine months ended October 3, 2010 and September 27, 2009, the amortization of intangible assets was $5.9 million and $4.1 million, respectively. The estimated future amortization of purchased intangible assets as of October 3, 2010 is $0.6 million for the remainder of 2010, $2.5 million in 2011, $1.8 million in 2012 and $0.4 million in 2013.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 3, 2010	January 3, 2010
Accrued compensation and related benefits	$5,131	$6,344
Accrued rebates	2,172	1,983
Royalties	2,074	1,200
Excess lease liability	1,247	1,496
Warranty accrual	1,018	660
Restructuring	2,054	298
Other accrued liabilities	4,416	5,069

	$18,112	$17,050

The following table summarizes the activity related to warranty (in thousands):

	Nine Months Ended
	October 3, 2010	September 27, 2009
Balance, beginning of period	$660	$745
Provision	419	182
Usage	(61)	(447)

Balance, end of period	$1,018	$480

Note 8 – Restructuring Charges

During the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. In addition the Company closed three overseas offices. Total restructuring costs in the third quarter amounted to $3.8 million of which $2.8 million related to severance costs, $0.3 million to facilities and $0.7 million to the write-off of certain assets. The Company expects to incur additional cost of $0.5 million predominantly in the fourth quarter of 2010.

During the first quarter of 2010, the Company implemented a plan to restructure its work force and reduce its cost structure subsequent to its 2009 acquisition of the Conexant Broadband Access product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million for the nine months ended October 3, 2010. The Company expects the remaining severance and benefit costs to be paid in 2010.

A summary of the restructuring activity for the year follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 3, 2010	$298	$—	$—	$298
Restructuring charges	4,288	259	693	5,240
Cash payments	(2,858)	(56)	(256)	(3,170)
Other non-cash adjustments	(111)	(203)	—	(314)

Balance as of October 3, 2010	$1,617	$—	$437	$2,054

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended October 3, 2010 and September 27, 2009 was $0.8 million and $0.5 million, respectively. Rent expense for the nine months ended October 3, 2010 and September 27, 2009 was $2.3 million and $1.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of October 3, 2010 under non-cancelable leases with original terms in excess of one year are $1.0 million for the remainder of 2010, $2.6 million in 2011, $1.0 million in 2012, $0.8 million in 2013 and $0.5 million 2014.

Purchase Commitments

As of October 3, 2010, the Company had $4.1 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2010.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices minimize the occurrence of events that may trigger potential future payments under such indemnities, commitments and guarantees. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated.

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

The following table summarizes revenue by geographic region, based on the country in which the customer’s headquarters office is located (in thousands):

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
Asia	$22,174	53%	$19,003	65%	$96,549	62%	$37,910	52%
Europe	18,080	44	7,884	27	53,512	35	27,469	38
North America	1,282	3	2,447	8	4,473	3	7,118	10

	$41,536	100%	$29,334	100%	$154,534	100%	$72,497	100%

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

	Three Months Ended				Nine Months Ended
	October 3, 2010		September 27, 2009		October 3, 2010		September 27, 2009
Broadband DSL	$24,588	59%	$20,809	71%	$93,528	61%	$52,347	72%
Communications Processors	9,230	22	7,108	24	35,425	23	18,733	26
Other	7,718	19	1,417	5	25,581	16	1,417	2

	$41,536	100%	$29,334	100%	$154,534	100%	$72,497	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	October 3, 2010	January 3, 2010
United States	$4,279	$4,881
Asia	2,259	2,531
Other	85	90

	$6,623	$7,502

Note 11 – Related Party Transaction and Technology License Agreement

On May 7, 2010, the Company entered into a technology license agreement with Sandbridge Technologies, Inc. (Sandbridge), a related party. Tallwood Venture Capital is an investor with board of director representation in both Sandbridge and Ikanos. Pursuant to the technology license agreement, the Company agreed to pay Sandbridge $1.0 million for a perpetual license to use the Sandbridge 2.0 core processor. The Company paid Sandbridge $0.3 million and $0.7 million for the three months and nine months ended October 3, 2010, respectively. The Company will pay the remaining balance during the fourth quarter. The Company will also pay royalties to Sandbridge based on unit sales of future products that embed this technology.

Note 12 – Subsequent Event—Registration Statement on Form S-3

On October 25, 2010, the Company filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on November 1, 2010. The Company may offer and sell from time to time in the future in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. Unless otherwise stated in a prospectus supplement filed at the time of the offering, the proceeds from the sales of the securities would be used for general corporate purposes, which may include additional working capital, financing of capital expenditures and future acquisitions and strategic investment opportunities.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of factors, risks and uncertainties, including the risk factors set forth in this discussion, as more fully described in Part II, Item 1.A “Risk Factors” in this quarterly report on Form 10-Q. These forward-looking statements may be identified by terms such as “anticipate,” “expect,” “intend,” “believe,” “will,” “plan,” “may,” “can,” “allow” and the negative of these terms, and similar expressions. These forward-looking statements include, without limitation, statements regarding: our expectation that a small number of customers will continue to account for a substantial portion of our revenue; the deployment of broadband solutions and Gateway products, future revenue growth and fluctuations in our operating results; our average selling prices and gross margins; our ability to compete; anticipated features and benefits of our technology and products; benefits of our outsourced manufacturing model; anticipated benefits of our acquisitions such as our purchases of DSL technology and broadband access product line; our existing and expected cash, potential uses of cash and timing with respect to any such use, the sufficiency of our cash equivalents and cash flows to meet our anticipated cash needs for at least the next twelve months; our belief in the effectiveness of our internal controls; our expectation that significant customer concentration in a small number of OEM customers will continue for the foreseeable future; legal proceedings; our expectation regarding our foreign currency exposure; future costs and expenses and financing requirements; and the timing and anticipated impact of our restructuring plan. The forward-looking statements made in this Form 10-Q are made as of the filing date with the Securities and Exchange Commission and future events or circumstances could cause results that differ significantly from the forward-looking statements included here. Accordingly, we caution readers not to place undue reliance on these statements and, except as required by law, we assume no obligation to update any such forward-looking statements.

The following discussion and analysis should be read in conjunction with the condensed financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the year ended January 3, 2010 contained in our Annual Report on Form 10-K filed on March 18, 2010.

Overview

Ikanos Communications, Inc. (Ikanos) is a leading provider of advanced broadband semiconductor and software products for the digital home. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

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

Since our inception, we have only been profitable in the third and fourth quarters of 2005. We incurred net losses of $33.3 million and $48.4 million for the three and nine months ended October 3, 2010 and had an accumulated deficit of $269.3 million as of October 3, 2010. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the SEC on October 25, 2010, which was declared effective on November 1, 2010. Pursuant to this registration statement we may offer and sell up to $30.0 million of common stock and warrants.

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

On April 27, 2010, Michael Gulett resigned as our Chief Executive Officer and President and as a member of our Board of Directors. Diosdado P. Banatao, the chairman of our Board of Directors, was appointed executive chairman and assumed the role of interim President and Chief Executive Officer while we began our search for a new Chief Executive Officer and President. On June 14, 2010, Cory Sindelar resigned as Chief Financial Officer. Dennis Bencala has been appointed Chief Financial Officer. On June 30, 2010, Paul Hansen resigned from our Board of Directors. James Smaha, a current director, replaced Mr. Hansen on the Audit Committee of our Board of Directors and Fred Lax, also a current director, was appointed chairman of the Audit Committee. On August 3, 2010, Mr. Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as chairman of our Board of Directors. On August 3, 2010, our Board of Directors appointed John Quigley, our Sr. Vice President, Global Engineering, as our Chief Executive Officer and President effective August 3, 2010 and also elected him to the Board of Directors.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended January 3, 2010, and have not changed materially as of October 3, 2010.

Subsequent Event—Registration Statement on Form S-3

On October 25, 2010, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on November 1, 2010. We may offer and sell from time to time in the future in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. Unless otherwise stated in a prospectus supplement filed at the time of an offering, the proceeds from the sales of the securities would be used for general corporate purposes, which may include additions working capital, financing of capital expenditures and future acquisitions and strategic investment opportunities.

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

Revenue increased by $12.2 million, or 42%, to $41.5 million in the three months ended October 3, 2010 from $29.3 million in the three months ended September 27, 2009. Revenue increased by $82.0 million, or 113%, to $154.5 million in the nine months ended October 3, 2010 from $72.5 million in the nine months ended September 27, 2009. The increase in revenue is primarily related to our August 2009 acquisition of the BBA product line from Conexant Systems, Inc.

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

		Three Months Ended		Nine Months Ended
Our Direct Customer	OEM Customer	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Sagemcom	Sagemcom	20%	17%	15%	25%
Alcatel-Lucent and its CMs	Alcatel-Lucent	20	*	16	*
Flextronics	2Wire	10	*	10	*
Paltek	Sumitomo	*	19	*	15
NEC Corporation	NEC Corporation	*	13	*	16

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	Three Months Ended		Three Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Asia	53%	65%	62%	52%
Europe	44	27	35	38
North America	3	8	3	10

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Our Asian revenue increased slightly in the third quarter of 2010 versus the same period in 2009 as increases in Chinese revenue were substantially offset by declines in our Japanese and Korean sectors. For the nine months revenue in China was up sharply, but Japanese revenue was marginally improved while Korean revenue declined slightly. Revenue from European sales improved in both the third quarter and the first nine months of 2010 versus the same periods in 2009, but was lower as a percentage of total revenue for the nine months.

Revenue by Product Family as a Percentage of Total Revenue

We divide our products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of our central office products, DSL modem-only customer premise equipment products and the DSL value of our integrated devices. Communications Processors includes our stand alone processors and the processor-only value of our integrated devices. Other includes products that do not fall into the other two product families. Revenue by product family is as follows (in thousands):

	Three Months Ended		Three Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Broadband DSL	59%	71%	61%	72%
Communications Processors	22	24	23	26
Other	19	5	16	2

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	October 3, 2010	September 27, 2009	% Change	October 3, 2010	September 27, 2009	% Change
Cost of revenue	$28,575	$19,036	50	$106,469	$44,429	139
Research and development	14,757	13,290	11	47,973	31,744	51
Sales, general and administrative	6,467	9,615	(33)	21,945	21,295	3
Operating asset impairments	21,378	2,460	nm	21,378	2,460	nm
Restructuring charges	3,757	502	nm	5,240	1,048	nm

nm – not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	October 3, 2010	September 27, 2009	October 3, 2010	September 27, 2009
Cost of revenue	69%	65%	69%	61%
Research and development	36	45	31	44
Sales, general and administrative	16	33	15	29
Operating asset impairments	51	8	14	3
Restructuring charges	9	2	3	1

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

Cost of revenue increased to $28.6 million for the three months ended October 3, 2010 compared to $19.0 million for the three months ended September 27, 2009. Cost of revenue increased to $106.5 million for the nine months ended October 3, 2010 compared to $44.4 million for the nine months ended September 27, 2009. The increase in cost of revenue for both the three and nine month periods ended October 3, 2010 compared to the same period last year is directly attributable to our increased sales volume, which was primarily due to our acquisition of the BBA product line.

Our gross margin was 31% for the three months ended October 3, 2010 compared to 35% for the year ago period. Third quarter 2010 cost of revenue was adversely affected by write downs of inventory and a prepaid asset amounting to $5.8 million. This charge reduced gross margin by 14%. Our gross margin was 31% for the nine months ended October 3, 2010 compared to 39% for the year ago period. This margin decline was primarily due to our charges totaling $16.4 million related to write downs of inventory in the second and third quarters and the write down of a prepaid asset in the third quarter. The charges resulted from changes in our revenue forecast due to a sustained decline in the market for ADSL products and adversely affected gross margin by 11%, for the nine months ended October 3, 2010. Margins were also adversely affected by product mix as sales to China and Europe, whose margins are lower, increased while sales to Japan, whose margins are generally higher, declined as a percent of total sales.

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

R&D expenses increased $1.5 million, or 11%, to $14.8 million for the three months ended October 3, 2010 compared to $13.3 million for the three months ended September 27, 2009. The increase in R&D costs is related to our acquisition of the BBA product line. Major cost changes included: (1) higher personnel costs of $2.2 million, (2) higher supplies and materials costs of $0.4 million and (3) higher back end costs of $0.5 million. These were partially offset by lower outside service costs of $0.6 million and lower stock compensation costs of $0.6 million.

R&D expenses increased $16.3 million, or 51%, to $48.0 million for the nine months ended October 3, 2010 compared to $31.7 million for the nine months ended September 27, 2009. The increase in R&D costs is directly related to our acquisition of the BBA product line. Major cost increases included: (1) higher personnel costs of $12.3 million, (2) higher back end costs of $2.4 million, (3) fabrication and testing costs of $1.7 million and (4) supplies and materials of $1.1 million. Stock compensation costs were lower by $0.9 million.

The majority of our R&D personnel are located in the United States or India. As of October 3, 2010, we had 278 people engaged in research and development of which 98 were located in India, 158 were located in the United States, 13 were located in China and 9 were located in other facilities. As of September 27, 2009, we had 507 people engaged in research and development of whom 215 were located in India, 220 were located in the United States, 50 were located in China and 22 in other facilities. The decrease in R&D personnel was directly related to our restructuring activities in the first and third quarters of 2010.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and deprecation. SG&A expenses declined by $3.1 million for the three months ended October 3, 2010, or 33%, to $6.5 million compared to $9.6 million for the three months ended September 27, 2009. The decrease in SG&A costs is directly attributable to business development and acquisition costs related to the BBA product line acquisition costs incurred in the third quarter of 2009 but not in 2010. We had lower business development costs of $2.1 million, lower outside service, accounting and auditing costs of $0.2 million and lower stock compensation costs of $0.4 million.

SG&A expenses were relatively flat, increasing by $0.6 million for the nine months ended October 3, 2010, or 3%, to $21.9 million compared to $21.3 million for the nine months ended September 27, 2009. Certain higher 2010 costs resulting from the BBA product line acquisition included higher personnel costs, $2.5 million, facilities costs, $1.1 million, and the amortization of intangibles, $ 0.8 million. These increases were partially offset by acquisition related costs that were incurred in 2009 but not in 2010. These included business development costs of $2.4 million and outside services, including accounting and legal, of $1.4 million. Stock compensation costs were lower by $0.7 million in 2010 compared 2009. As of October 3, 2010, SG&A headcount was 81 compared to 127 at September 27, 2009.

Operating Asset Impairment

For the quarter ended October 3, 2010, we recorded impairment charges totaling $21.4 million of which $8.6 million related to goodwill, $12.8 million related to intangibles.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of our single reporting unit below its carrying value. We issued financial guidance for the third quarter 2010 period and announced a company-wide restructuring to better align our overhead structure with lower expected revenues and subsequently experienced a sustained decline during the quarter ended October 3, 2010 in market capitalization. Based on these indicators of potential impairment, we completed an impairment analysis of our goodwill as of October 3, 2010.

We performed the first step of the two-step impairment test and compared the fair value of the Company as a single reporting unit to its carrying value. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted stock price on the NASDAQ, the number of shares outstanding for our common stock and an estimated control premium. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of revenue and operating expenses, product penetration, growth and discount rates. Due to current market conditions and the number of significant assumptions required, we used the market approach. The market approach was lower, but both valuation approaches determined that the fair value was less than the carrying value of the net assets and, therefore, we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. We determined fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $8.6 million, representing a write off of the entire amount of our previously recorded goodwill.

Goodwill as of January 3, 2010	$8,633
Impairment	(8,633)

Goodwill as of October 3, 2010	$—

In addition, as part of and in conjunction with the impairment test, we determined that the carrying values of certain intangible assets were less than their fair values. Accordingly, we recorded a non-cash intangible asset impairment charge of $12.8 million as of October 3, 2010. The fair value calculation that lead to the impairment of the existing technology and customer relationship intangibles of $10.3 million was determined using the discounted cash flows method. The weighted average cost of capital used in the impairment was 25.4% with no perpetual growth rate. We also impaired the remaining $2.5 million of IPR&D related to the gateway line of business under the Conexant BBA product line that was acquired in August 2009, since it was determined to have no alternative use and was therefore abandoned.

In the third quarter of 2009 when we acquired the BBA product line, we assigned a value of $4.9 million to in-process research and development. In process research and development comprised mainly of two projects in process as of the acquisition date. After reviewing the two projects, it was determined that further development of the access project was not required and was abandoned. Accordingly, we recorded an operating asset impairment charge of $2.5 million during the third quarter of 2009.

Restructuring

During the third quarter of 2010, we implemented a restructuring plan in order to better align our operating expenses with our revised revenue forecast and to reallocate sufficient engineering resources to the continued development of our broadband technology and products. In addition, we closed three overseas offices. Total restructuring costs in the third quarter amounted to $3.8 million of which $2.8 million related to severance costs, $0.3 million to facilities and $0.7 million to software tools. We expect to incur additional cost of approximately $0.5 million predominantly in the fourth quarter of 2010. In the third quarter of 2009, we incurred restructuring charges of $0.5 million related to the realignment of design centers.

Total restructuring charges for the nine months ended October 3, 2010 amounted to $5.2 million and includes the $3.8 million restructuring charges discussed above and $1.5 million, consisting of severance and benefits, incurred in the first quarter. In the first quarter of 2010 we implemented a plan to restructure our work force and reduce our cost structure subsequent to our acquisition of the BBA product line. During the first nine months of 2009 we incurred restructuring costs of $1.0 million related to our implementing a plan to combine design centers in India and to reduce our cost structure in the United States.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Interest income and other was insignificant for the three months ended October 3, 2010. We recognized interest and income of $0.1 million for the three months ended September 27, 2009. The decrease was due to lower investment balances and lower interest rates. Interest and other income decreased to $0.1 million for the nine months ended October 3, 2010 compared to $0.6 million for the nine months ended September 27, 2009. The decrease was due to a lower balance of cash and investments.

Provision for (benefit from) Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. We maintain a full valuation allowance for its tax assets as a result of recurring losses. The benefit from income taxes was $0.1 million for the three months ended October 3, 2010 but insignificant for the nine-month period. The income tax provision was insignificant for the three months ended September 27, and $0.1 million for the nine months ended September 27, 2009.

Net Loss

As a result of the above factors, we had a net loss of $33.3 million for the three months ended October 3, 2010 compared to a net loss of $15.5 million for the three months ended September 27, 2009. We had a net loss of $48.4 million for the nine months ended October 3, 2010 compared to a net loss of $28.0 million for the nine months ended September 27, 2009.

Liquidity and Capital Resources

Year-to-date, cash and investments decreased by $12.9 million to $15.3 million as of October 3, 2010 versus $28.2 million as of January 3, 2010.

Since December 31, 2006, we have had a steady decline in cash and investments as we have experienced operating losses in each year. In response to market conditions and a decline in demand for certain products, we initiated a worldwide restructuring plan to align our operating expenses with our revised revenue forecast to achieve profitability while reallocating engineering resources to the continued development of innovative broadband and technology.

If there continue to be further declines in demand for certain products, including ADSL products, or if our results fall short of our projected revenue, operating income and cash flow forecasts for the remainder of 2010 or if we are unable to meet future expectations or rebuild our technology and product leadership while driving new product future revenue growth, our remaining intangible assets and other long lived assets may be impaired. If we were to record an impairment, the charges might be material to the results of operations and our financial position.

As of October 3, 2010, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We have used, and intend to continue to use, the net proceeds for working capital and general corporate purposes.

The following table summarizes our statement of cash flows for the nine months ended October 3, 2010 and September 27, 2009 (in millions):

	Nine Months Ended
	October 3, 2010	September 27, 2009
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$13.3	$27.2
Net cash used by operating activities	(11.5)	(9.3)
Net cash provided by investing activities	11.8	(38.8)
Net cash provided by financing activities	1.0	38.8

Cash and cash equivalents - end of period	$14.6	$17.9

Operating Activities

For the nine months ended October 3, 2010, we used $11.5 million of net cash in operating activities, while incurring a net loss of $48.4 million. Included in the net loss was approximately $12.0 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Non-cash impairments of intangible assets, goodwill and in-process research and development costs amounted to $21.4 million. Net inventory and accounts receivable decreased $12.7 million and $5.0 million, respectively. The decrease in inventory includes a write down of $16.4 million. Cash flow from operating activities was adversely affected by increases in prepaid and other assets of $1.5 million and a decrease in accounts payable and accrued liabilities of $12.6 million.

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

Investing Activities

Investing activities provided $11.8 million for the nine months ended October 3, 2010, primarily consisting of the maturities and sales of short-term investments of $14.1 million offset by capital expenditures of $2.3 million. Investing activities used $38.8 million for the nine months ended September 27, 2009, primarily consisting of the net purchase of Conexant BBA of $54.4 million and purchases of short term investments amounting to $6.6 million offset by sales of short-term investments of $22.7 million. Purchases of property, plant and equipment amounted to $0.4 million.

Currently we have no short-term investments. In 2009 we have classified our investment portfolio as “available for sale,” and our investment objectives were to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

Our financing activities provided $0.9 million for the nine months ended October 3, 2010 primarily resulting from the purchase of stock under our employee stock purchase plan and from the exercise of employee stock options. Our financing activities included $38.8 million for the nine months ended September 27, 2009 as a result of a cash investment by Tallwood Venture Capital marginally offset by certain restricted stock unit transactions in the first nine months. As described above, on October 25, 2010, we filed a shelf registration statement on Form S-3 with the SEC, which was declared effective by the SEC on November 1, 2010.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may sell equity securities or become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain debt financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases and enter into certain technology agreements.

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of October 3, 2010, we did not hold derivative financial instruments.

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

As of October 3, 2010, we had cash, cash equivalents and investments totaling $15.3 million. These amounts were invested primarily in money market funds that are held for working capital purposes. Included in the total are auction rate securities with a book value of $0.7 million. (See Note –2 Investments and fair Market Values.) We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be insignificant.

Investment Risk

Our marketable securities portfolio as of October 3, 2010 was $4.6 million, consisting of money market funds of $3.9 million and auction rate securities of $0.7 million. The auction rate securities have a face value of $5.0 million and have failed at auction since the third quarter of 2007. The funds associated with these securities will not be accessible until a successful auction occurs, a buyer is found outside of the auction process or the underlying securities have matured.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, we do not expect the effect would be insignificant in 2010.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, based on the evaluation performed by our principal executive officer and our principal financial officer, regarding the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the Exchange Act) as required by Rules 13a-15(b) or 15d-15(b) of the Exchange Act. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective.

We maintain “disclosure controls and procedures”, as such term is defined in Rule 13a-15(e) under the Exchange that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is communicated to our management, including our principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognizes that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet the reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Changes in Internal Control Over Financial Reporting

There were no changes in internal control over financial reporting during the quarter ended October 3, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Customers and Markets

Our quarterly operating results have fluctuated significantly over time and are likely to continue to do so, and as a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

The telecommunications semiconductor industry is highly cyclical and subject to rapid change and, from time to time, has experienced significant downturns. These downturns are characterized by decreases in product demand and excess inventories held by our customers, OEMs and their customers, and the telecommunications service providers, also referred to as “service providers”. To respond to these downturns, many service providers slow their capital expenditures, change their purchasing practices to use refurbished rather than new equipment – thereby reducing the demand for new semiconductors by our direct customers, cancel or delay new developments, reduce their workforces and inventories and take a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice.

As a result, quarterly fluctuations in revenue are characteristic of our industry. In addition, a relatively small number of significant customers represent a significant percentage of our revenue and given their buying patterns, we have experienced, and are likely to continue to experience, significant quarterly fluctuations of revenue.

We win our supply relationships by working with OEMs and service providers to have our semiconductors and software designed into systems that will be deployed by service providers over multiple quarters. At any given time, we are competing for one or more of these design wins. If we are not successful in obtaining these design wins, our revenue results would be negatively affected, in some cases for an extended period of time. Even when we achieve a design win and are designed into OEMs’ equipment, service provider deployments can be affected by various factors, including but not limited to the OEMs’ test and evaluation cycle, demand for DSL-based broadband services, government regulatory actions and competitors’ efforts to protect or gain market share. These factors may result in deployment delays from nine months to over a year and thereby contribute fluctuation in revenue from quarter to quarter. We are aware of such deployment delays currently affecting various customers.

The semiconductor industry also periodically experiences increased demand and production capacity constraints, which may affect our ability to ship products. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Historically, our expenses have fluctuated, and are likely to continue to fluctuate.

Our expenses are subject to quarterly fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors. Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses as a percentage of revenue to mitigate any reductions in gross margins. In addition, the acquisition of other businesses can generate extraordinary expenses, such as our recent acquisition of the Broadband Access (BBA) product line from Conexant Systems, Inc. last year. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

General macroeconomic conditions could reduce demand for services based upon our products.

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

Since our inception, we have only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past seventeen quarters. Beginning in 2006, accounting rules required us to report stock-based compensation as an expense, which has comprised a substantial portion of our quarterly and annual losses. We have an accumulated deficit of $269.3 million as of October 3, 2010. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels appropriate and necessary for our business. Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to continue to reduce our expenses in a timely manner to offset any lower-than-forecasted revenue shortfall as we experienced in the fourth quarter of 2006 or the third quarter of 2008. We may not be able to achieve profitability again and, even if it were able to attain profitability again, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

The general tightening of the capital markets could potentially limit our access to financial resources.

If we continue to operate at a loss and the cash on our balance sheet continues to decline, we may need alternative sources of financing in order to fund operations. If general economic conditions worsen or do not recover as quickly as anticipated, it may be difficult to borrow additional funds on favorable terms, if at all, due to the limited availability of credit in the current economic environment. The unavailability of credit along with limits on other financing alternatives could thus negatively impact our business. Even if we were able to secure additional debt financing, the terms could be unfavorable to us, and we may be subject to various restrictive covenants, which could limit our ability to operate our business.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” Our customers may only open their systems to new designs on an annual or less-frequent basis. We often incur significant expenditures over multiple fiscal quarters in attempting to obtain a design win without any assurance that an OEM or ODM will select our product for design into its own system. If we are not included in a new design, the next opportunity to win a design with that customer may not occur for a year or more. Additionally, in some instances, we are dependent on third parties to obtain or provide information that we need to achieve a design win. Some of these third parties may not supply this information to us on a timely basis, if at all. Furthermore, even if an OEM or ODM designs one of our products into its system offering, we cannot be assured that its equipment will be commercially successful or that it will receive any orders and, accordingly, revenue as a result of that design win. Our OEM and ODM customers are typically not obligated to purchase our products and can choose at any time to stop using them if their own systems are not commercially successful, if they decide to pursue other systems strategies, or for any other reason. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful, our operating results would suffer.

If demand for our semiconductor products declines or does not grow, we will be unable to increase or sustain our revenue, and our operating results will be harmed.

We currently expect our existing commercially available semiconductor products, including the product lines that we acquired from Conexant Systems, Inc., to account for substantially all of our revenue for the foreseeable future. If we are unable to design or develop new products or market recently developed products and technology to meet our customers’ demand in a timely manner, if demand for our semiconductors declines or fails to grow, or if the broadband, communication processor or other markets addressable by our products do not materialize as expected, it would harm our business. In addition to being affected by global macroeconomic factors, the markets for our products are characterized by frequent introduction of new features and technologies and by significant price competition. If we or our OEM customers are unable to manage product transitions in a timely and cost-effective manner, our revenue would suffer. In addition, frequent technology changes and introduction of next generation products may result in inventory obsolescence, which could increase our cost of revenue and adversely affect our operating performance.

The average selling prices and gross margins of our products are subject to declines, which may harm our revenue and profitability.

Our products are subject to rapid declines in average selling prices due to competitive pressures, including lowering average selling prices in order to maintain or increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect that we will reduce prices again in the future. Offering reduced prices to one customer could likely impact our average selling prices to all customers. In addition, we have not been able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results, in particular (but not limited to) gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

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

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we make estimates of what we believe the product mix will be in a given quarter, actual results can be materially different than our estimates and negatively impact our revenue and margins.

Our focus on moving away from lower-margin products may not yield the intended benefits we seek to achieve.

We believe it is in the best interests of the Company and our investors to concentrate our development and sales and marketing efforts on our next generation central office and customer premise equipment products and technology. The discontinuation of lower margin products over time is intended to fund development of new generations of communications semiconductors that outperform our competition. However, we may not be able to accomplish the end-of-life of all our lower margin products in a timely manner, or at all. The failure to do so would negatively affect our operating results, diminish our ability to fund product research and development and otherwise be detrimental to our business plans.

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

Direct Customer	OEM Customer	Year Ended December 28, 2008	Year Ended January 3, 2010		Nine Months Ended October 3, 2010
Alcatel-Lucent and its CMs	Alcatel-Lucent	11%	*	%	16%
Sagemcom	Sagemcom	21	19		15
Flextronics	2Wire	*	*		10
Paltek Corporation	Sumitomo Electric Industries	23	12		*
NEC Corporation of America	NEC Corporation	25	11		*

*	Less than 10%

A small group of OEM customers historically has accounted for a substantial portion of our revenue. The composition of these customers has varied, and we expect that it will continue to vary over time. Further, we expect that this small group of customers will continue to account for a substantial portion of our revenue for the foreseeable future. Accordingly, our future operating results will continue to depend on the success of our largest OEM customers and on our ability to sell existing and new products to these customers in significant quantities. Demand for our semiconductor products is based on service provider demand for its OEM customers’ systems products. Accordingly, a reduction in growth of service provider deployment of product that uses our semiconductors would adversely affect our product sales and business.

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

Since April 2010, a majority of our senior management have resigned or been replaced. In April and June 2010, our President and Chief Executive Officer and Chief Financial Officer resigned, respectively, and our Chairman of the Board of Directors served as our interim President and Chief Executive Officer while we searched for a permanent replacement. Our Board of Directors appointed a new Chief Financial Officer in June 2010 and a new President and chief Executive Officer in August 2010. Changes in our senior management or technical personnel could impact our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If the integration of our new members of senior management does not go as smoothly as anticipated, it could negatively affect our business.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact the development or sales or our products.

Our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm investors’ perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior management to recruit replacements for key employees. Also, we may have difficulty attracting personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, and as long as the price of our common stock remains depressed, it may make it more difficult for us to attract and retain key employees, which could harm our ability to provide technologically competitive products.

In addition, in the third quarter of 2010 we implemented a corporate restructuring plan that included a reduction in work force of approximately 20% and the closure of three of our overseas offices. The changes in senior management and the multiple restructurings and reductions in force over the past year have had, and may continue to negatively affect employee morale.

Because of the rapid technological development in our industry and the intense competition it faces, our products tend to become outmoded or obsolete in a relatively short period of time requiring us to provide frequent updates and/or replacements to existing products. If we do not successfully manage the transition process to next generation semiconductor products, our operating results may be harmed.

Our industry is characterized by rapid technological innovation and intense competition. Accordingly, our success depends in part on our ability to develop next generation semiconductor products in a timely and cost-effective manner. The development of new semiconductor products is expensive, complex and time consuming. If we do not timely develop our new, well-differentiated semiconductor products ahead of our competitors, we may lose both existing and potential customers to our competitors. Further, if a competitor develops a new, less expensive product using a different technological approach to delivering broadband services over existing networks, our products would no longer be competitive. Conversely, even if we are successful in timely developing new semiconductor products ahead of competitors and we do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory. If any of the foregoing were to occur, then our operating results would be harmed.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In April 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the BBA product line from Conexant Systems, Inc.. The common stock owned by Tallwood Investors represents approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants). Assuming the full conversion of the 7.8 million warrants, the common stock owned by the Tallwood Investors will represent 50% of the outstanding shares of our common stock. Until the third anniversary of the closing of the issuance of the securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in our company in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding our common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us after such time as the Tallwood Investors hold less than 35% of the outstanding our common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors. The stockholder agreement also includes restraints on the ability of Tallwood Investors to transfer and vote their shares and to acquire additional shares of our common stock.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Investors ownership of 43% of our outstanding common on the trading activity in and market price of our common stock. Pursuant to the stockholder agreement, we have granted the Tallwood Investors and their permitted transferees registration rights for the resale of the shares of our common stock and shares of our common stock underlying the warrants. Under the terms of the registration rights, we have filed a registration statement that permits the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Holders of our common stock will not be entitled to elect a certain number of directors of our company while the Tallwood Investors control a voting share of our Series A Preferred Stock.

As the holder of the Series A Preferred Stock (Voting Share), Tallwood III Partners, L.P., has the right to designate three members out of seven members to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position of our common stock after such time as the Tallwood Investors hold less than 35% of our outstanding Common Stock. During the time they control the Voting Share, the Tallwood Investors will be able to exert significant influence, and potentially control, over us and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

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

We are a fabless semiconductor company in that it we do not own or operate a fabrication or manufacturing facility. Currently, nine wafer foundries and five outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan, and the United States manufacture, assemble and test all of our semiconductor devices in current production. While we work with multiple suppliers, generally only one foundry and one assembly and test subcontractor may be used for a single product. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time.

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

In 2008, we received notice that one of our subcontractors would close a fabrication facility where two of our products were made. The fabrication facility has ceased manufacturing products. Accordingly, we made arrangements for our subcontractor to build an adequate supply of the two products fabricated at this facility sufficient to meet our anticipated demand for the remaining lifetime of these products. Customers will have to migrate to chips manufactured at the new fabrication facility, which could cause delays or loss in customers.

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

As indicated above, we use of a limited number of independent wafer foundries to manufacture all of our semiconductor products exposing us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries were unable to provide it with our semiconductor requirements. Particularly during times when semiconductor manufacturing capacity is limited, we may seek to qualify additional wafer foundries to meet our requirements. In order to bring these new foundries on-line, our customers may need to qualify product from the new facility, which could take several months or more. Once qualified, these new foundries would then require an additional number of months to actually begin producing semiconductors to meet our needs, by which time the temporary requirement for additional capacity may have passed or the opportunities previously identified may have been lost to our competitors. Furthermore, even if these new foundries offer better pricing than existing manufacturers, if they prove to be less reliable than existing manufacturers, we would not achieve some or all of the anticipated cost reductions.

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

Defects in our products may not be always detected by the testing processes performed by our subcontractors or by our staff. Those defects can result from a variety of causes, including but not limited to manufacturing problems or intellectual property licensed from third parties. If defects are discovered after our products have shipped, we have experienced, and could continue to experience, warranty and consequential damages claims from our customers.

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

We place orders with our suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. In the past, when the demand for our OEM customers’ products increased significantly, we were not able to meet demand on a timely basis, and we expended a significant amount of time working with our customers to allocate limited supply and maintain positive customer relations. As our network of distributors increases, we increase the possibility that we may receive orders from these distributors that have a delivery date sooner than our manufacturing subcontractors can build and deliver product to us. In the past, we have experienced situations in which lead times discussed with customers were shorter than the manufacturing lead times available for the products ordered by those customers. We have had to work with these customers and our manufacturing subcontractors, to better align our ability to deliver products with our customers’ expectations.

If we underestimate or are otherwise surprised by increases in customer demand, we may forego revenue opportunities, lose market share and damage customer relationships. Conversely, if we overestimate customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, as experienced in the second and third quarters fiscal 2010, we would have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

Companies in the semiconductor industry and intellectual property holding companies often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ proprietary rights. We are also aware that one of our customers was recently sued by a patent holder that alleges that certain products which were acquired as part of the BBA product line acquisition, infringe a patent held by that party. At this time, we have not been named as a party to that litigation. While we do not believe that we are currently infringing the proprietary rights of the party in the pending litigation, or any other third parties, we may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. Any of these claims could harm our business. For example, in a patent or trade secret action, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Inc., Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp and TrendChip Technologies Corp. We expect competition to continue to increase. Competition has resulted and may continue to result in declining average selling prices for our products and market share.

We consider other companies that have access to DMT technology as potential competitors, and we also may face competition from newly established competitors, suppliers of products based on new or emerging technologies and customers who choose to develop their own semiconductors. To remain competitive, we need to provide products that are designed to meet our customers’ needs. Our products must:

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

Our future success depends on our ability to develop new semiconductor products and transition to new products and technologies, introduce these products in a cost-effective and timely manner and convince OEMs to select our products for design into their new systems. Our historical quarterly results have been, and we expect that our future results will continue to be, dependent on the introduction of a relatively small number of new products over the next several quarters and the timely completion and delivery of those products to customers. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in emerging technologies that did not achieve the market acceptance that we had expected. In addition, we have substantially expanded our product line, and the resulting product development and support demands on our engineering organization, through our acquisition of the BBA product line from Conexant.

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

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect our business. For instance, changes in tax, employment and import/export laws and regulations, and changes their enforcement, commonly occur in the various countries in which we operate. If changes in those laws and regulations, or in the enforcement of those laws and regulations, occur in a manner that we did not anticipate, those changes could cause us to have increased operating costs or to pay higher taxes, and thus have a negative effect on our operating results.

Compliance with the requirements imposed by Section 404 of the Sarbanes-Oxley Act, referred to as SOX, could harm our operating results, our ability to operate our business and our investors’ view of our company.

If we do not maintain the adequacy of our internal controls, as standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. There is a risk that neither our management, nor our independent registered public accounting firm, will be able to conclude that our internal control over financial reporting is effective as required by Section 404 of SOX. In addition, during the course of our testing we may identify deficiencies that we may not be able to remediate in time to meet the deadline imposed by SOX for compliance with the requirements of Section 404. Effective internal controls particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China, India and France. In addition, 97% of our revenue for the nine months ended October 3, 2010 and 92% of our revenue for the year ended January 3, 2010 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Fluctuations in exchange rates between and among the U.S. dollar and other currencies in which we do business, may adversely affect our operating results.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to October 3, 2010 ranged from a low of $0.86 to a high of $9.34.

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

Our common stock has traded below $1.00 per share in the past. If our common stock trades below $1.00 per share for a period of 30 consecutive business days, there can be no assurance that NASDAQ will not take action to enforce its listing requirements. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged material misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We filed an opposition to the motion on July 11, 2010, and plaintiffs filed a reply in support of the motion on August 10, 2010. We cannot predict the likely outcome of the motion for leave to amend, and an adverse result in the litigation could have a material effect on its financial statements. Regardless of the outcome, we could incur substantial costs and divert our management’s attention and recourse in defending this action.

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than set forth above, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

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

IKANOS COMMUNICATIONS, INC.

Dated: November 9, 2010	By:	/s/ John H. Quigley
John H. Quigley
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 9, 2010	By:	/s/ Dennis A. Bencala
Dennis A. Bencala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended October 3, 2010

Exhibit Number	Description
31.1*	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed Herewith.