Form 10-K
period 2011-01-02
IKANOS COMMUNICATIONS
filed 2011-03-10
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 2, 2011

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

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 4, 2010 (the last day of Registrant’s second quarter of fiscal 2010), was approximately $48,241,671, based upon the July 2, 2010 closing price of the Common Stock as reported on the NASDAQ Global Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 4, 2011, there were 68,185,763 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2011 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, benefits of our fabless strategy, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property our expected future operating costs and expenses, our internal controls, exchange rates and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, future acquisitions, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, our future office space needs, and fluctuations in our stock price are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

•	our history of losses;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	cyclical and unpredictable decreases in demand for our semiconductors;

•	our ability to adequately forecast demand for our products;

•	our ability to develop and achieve market acceptance of new products and technologies;

•	our sales cycle;

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	our dependence on and qualification of foundries to manufacture our products;

•	production capacity;

•	our customer relationships;

•	the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets;

•	protection of our intellectual property;

•	currency fluctuations;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

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

In this annual report on Form 10-K, references to “Ikanos,” “we,” “us,” “our” or the “Company” mean Ikanos Communications, Inc. and its subsidiaries, except where it is made clear that the term means only the parent company.

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

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of unique digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with high-speed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

We offer multiple product lines. Our standalone communications processors support a variety of wide area network (WAN) topologies including passive optical network (PON), DSL, wireless broadband and Ethernet; our broadband DSL products enable 100 megabits per second (Mbps) downstream and upstream broadband over copper.

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

Demand for Broadband Services and Market Opportunities for Service Providers

The growth of the Internet, the proliferation of advanced digital video and multimedia, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to researchers at iSuppli, the world’s broadband subscriber ranks will swell by an additional 360 million people from 2010 through 2014. To remain competitive, service providers must deliver more bandwidth and increasing speed to enable revenue-enhancing advanced services. Today, these services include access to advanced digital media, video, communications and interactive broadband applications, including, among others:

•	Broadcast television;

•	High definition television (HDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Distance learning

•	Telemedicine

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Smart energy and home automation,

•	Streaming video and audio;

•	Fixed mobile convergence/femtocell;

•	Online gaming and game hosting; and

•	VoIP.

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

Services	Downstream (Mbps)
HDTV (2-3 per household)	18+
3D HDTV	9-12
High speed internet	10+
Video conferencing	3-5
VoIP	0.5
On-line gaming	1-2
Mobility	5-7
Telemedicine	2-6
Security	2-6
Home automation	2+
Total required	50-100

Delivering video-intensive services requires increased bandwidth of at least 50 to 100 Mbps. Service providers can use a variety of network architectures to provide this increased demand for broadband. More often than not, service providers select a hybrid approach that combines fiber backbone networks with copper as the last mile. This architecture – referred to most commonly as fiber to the node (FTTN) – is chosen because replacing an existing network with fiber is costly and time-consuming. The cost associated with wholesale replacement of copper with fiber to the home (FTTH) ranged from $1,350 to $3,400 or more per household. The table below reflects estimated costs to install and deploy FTTH network in various geographic locations. These costs do not include the full cost of central office (CO) upgrades, and other fiber-related infrastructure improvements.

Cost Per Household*
Fiber – Europe	$2,156
Fiber – United States	$2,900
Fiber – Japan	$1,071

*	Source: AT Kearney, ING, NTT, AT&T, Ikanos

In contrast, the estimated cost per household using the hybrid approach, made possible by our products, is approximately $250. By using a combination of fiber and copper in the last mile service providers have a cost effective solution for delivering the needed 50 to 100 Mbps.

The Ikanos Solution

We are a leading provider of advanced broadband semiconductor and software products for the digital home. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our communications processors are used in a range of devices in the digital home and offer high-performance, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

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

Breakthrough NodeScale™ vectoring technology. One of the challenges in deploying very-high-speed Internet access over existing infrastructure is the degradation that occurs as a result of crosstalk between coincident copper wire pairs. Each wire can often and intermittently interfere with neighboring wires, thereby introducing noise, limiting line quality and reducing VDSL performance. Ikanos’ NodeScale Vectoring technology analyzes the crosstalk and interference environment in real time and creates a unique set of compensation signals that effectively eliminates both. Ikanos’ NodeScale Vectoring cancels noise across an entire network node from 192 ports or more, meeting the deployment requirements of the world’s leading service providers.

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

High-performance communications processing. The delivery of high-quality video and other services requires a high-performance processor to handle the digital data streams that travel in both the upstream and downstream directions from the subscriber’s home. Common data processing functions include routing of IP-based packets, providing voice, video and data streams with different classes of priority within the system and implementing VoIP, network security and wireless LAN functionality. Our products include high-performance semiconductors that are designed to perform functions at rates of up to 1Gbps, which addresses both the latest generation of LAN and WAN technologies. We believe the combination of our high-performance communications processing products and our broad range of VDSL and ADSL2+ PHY products provides us a competitive advantage.

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

Improving time-to-market with programmable systems-level products. Our products are programmable through our software, which enables our customers to provide a single line card or residential gateway implementation, , to support multiple international standards. Our systems-level capabilities enable us to design our semiconductors to accelerate our customers’ time-to-market. Because of the programmability of our products, service providers can deliver multiple service packages and charge different amounts for these packages.

Cost-effective, high-performance transmission over existing copper lines. Our semiconductors reduce service providers’ capital expenditures and costs, because they enable transmission of signals at high-speed rates over their existing copper lines. As a result, service providers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers. Our products are compatible with service providers’ existing systems, enabling these service providers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs. Moreover, we offer semiconductors for ADSL2 and ADSL2+ broadband products, as well as VDSL2 broadband products, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors.

End-to-end products. We offer semiconductors for both CO and CPE to deliver seamless interoperability.

Proven technology. To date, we have shipped more than 350 million ADSL and VDSL CPE and CO ports. Our products are deployed or in field testing at leading service providers worldwide such as AT&T, Belgacom, Bharat Sanchar Nigam Ltd. (BSNL), China Telecom, Chunghwa Telecom, France Telecom, KPN, Korea Telecom Corp., Nippon Telegraph And Telephone, Swisscom, Telecom Italia, Telefónica and Verizon. Our OEM customers and the service providers they serve conduct extensive system-level testing and field qualification of new semiconductors (generally over a six to eighteen month period) to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: 2Wire, Alcatel-Lucent, AVM, Huawei, Motorola, Inc., NEC Corporation, Sagemcom, Sumitomo Electronic Industries, Ltd., Xavi Technologies Corp, ZTE Corporation and ZyXEL Communications, Inc.

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

Continuous innovation. We believe we have achieved a leadership position in the high-speed broadband market as well as in the triple play residential gateway markets. We invented discrete multi-tone (DMT) based VDSL and have been a leader in the development of the standards for interactive broadband over copper lines and our products are compliant with those standards. We continue to develop new technologies, such as bonding and NodeScale Vectoring, to extend our customers current broadband infrastructure as well as offer new customers cost effective products to deliver high-speed broadband. We will continue to drive the development of new standards for FTTB, FTTN, FTTH and home networking initiatives through our involvement in a range of industry groups and develop innovative products for these markets.

Expand our product portfolio to pursue new market opportunities. Today, our product line includes devices for all manner of broadband DSL deployments including VDSL, VDSL2, ADSL, ADSL2 and ADSL2+. Our communications processors are used in the customer premises equipment that supports those technologies, as well as those that support other broadband access types including wireless broadband, PON and Ethernet. We also have a set of other products that complement these offerings and provide enhanced voice processing wireless networking and other capabilities. We expect to expand our product portfolio over time to include additional broadband technologies to address incremental market opportunities, as well as add new communications processors and broadband DSL devices to further strengthen our position in core markets.

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

Our products comply with a broad range of international standards, support both Ethernet and asynchronous transfer mode (ATM) connectivity and complement service providers’ fiber deployments by leveraging existing copper infrastructure. We believe that our product line offers the industry’s best performance with the lowest power consumption.

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

Our Fusiv®, Capri™, Solos™ and other communications processors enable service providers to efficiently and cost-effectively deliver multi-play services to the residential, small office/home office and small to medium enterprise markets. These devices utilize our unique distributed architecture, which includes multiple accelerator processors (AP) that offload switching, routing and other tasks from the host central processing unit (CPU). As a result, we provide high levels of processing power for combined advanced services including but not limited to VoIP, PVR, multi-mode DSL and security, while supporting best-in-class quality of service (QoS) and wire speed performance across all LAN and WAN interfaces.

Over time, we will adapt our product lines to address new markets and develop additional products specifically for them.

Our Products

We offer multiple product lines that are designed to address different segments of the communications processor and the high-speed broadband DSL markets. Service providers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer and system design constraints such as performance, density and power consumption. By choosing our products for their hybrid fiber/xDSL networks, service providers are able to utilize their existing broadband infrastructure and maximize the return on their capital investments.

Communications Processors for a Range of Customer Premises Equipment

Our family of communications processors complements our broadband DSL products and is designed for a range of devices that deliver high-speed access to the digital home. We offer processors that include integrated broadband as well as standalone products for a variety of applications.

Integrated Communication Processors:

•

Fusiv Vx180 is an integrated communication processor that features a MIPS-based™ CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that is backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n,. And the Fusiv Vx180 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the maximum host CPU processing power is available for customer applications. Fusiv Vx180 offers two analog integrated front end (IFE) options. The IFE-5 supports up to the 30a profile with 100 Mbps upstream and 100 Mbps downstream performance. The IFE-6 (integrated front end and line driver) supports up to the 17a profile and fallback to ADSL, ADSL2 and ADSL2+.

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

Broadband DSL

We serve the dynamic broadband market with a extensive line of products for CO and CPE. These products are complemented by our communications processors. And together, these devices enable triple- and quadruple-play services around the world.

We have a range of broadband DSL semiconductor and software products for VDSL and ADSL implementations. Our VDSL chipsets for DSLAMs and other CO equipment include Ikanos Velocity™, Accelity™-2+ AD11008, Fx™100100-5 and Fx10050-5. Our VDSL standalone chipsets for CPE like residential gateways include Accelity-DA87781, Fx100100S-5 and Fx10050S-5. Maxtane™-CX955xx is our ADSL chipset for CO equipment, and our SHDSL chipsets include Orion™-GS2237 CO and Orion-GS2237 CPE.

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

•

Accelity-2+ AD11008 is an 8-port VDSL2 CO chipsets that enables service providers to generate additional revenue by delivering triple play services – such as high quality video, voice and data - at a competitive price. The product is ideal for ATM and packet-based DSLAMs providing the density, performance, power and functionality necessary to support exchange (CO), remote unit (DSL/ONU) or multi-dwelling unit (MDU) deployments. The product also has integrated support for bonding or the G.998.2 standard.

•

Fx™100100-5 and Fx10050-high bandwidth multi-port A/VDSL CO chipsets enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform. Utilizing up to 30 MHz of spectrum, our Fx100100-5 is the industry’s first chipset to be IPTV-optimized with 100 Mbps symmetrical performance and built-in QoS capabilities. And our IPTV-optimized Fx10050-5 chipset utilizes up to 17.6 MHz of spectrum, and enables 100 Mbps downstream and 50 Mbps upstream performance. Both products incorporate advanced QoS capabilities and are ideal for DSLAMs and ONUs providing the port density levels and low power consumption necessary to support MDUs.

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

•

Orion™-GS2237 CO and Orion-GS2237 CPE chipsets for symmetric high bit-rate digital subscriber line (SHDSL) offers unsurpassed functionality and density for SHDSL. It provides G.991.2 or G.shdsl compliance for both single and dual copper pair systems. Our SHDSL chipset provides value added features well beyond the scope of existing products, enabling system vendors to enter new markets and significantly differentiate their offerings. Examples of such features include provision for rates up to 4.6 Mbps for MDU applications, via SHDSL 4 wire support.

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

•

iPOS is an integrated real-time operating system (RTOS) kernel and set of management application programming interfaces (APIs) that enable equipment vendors to easily tailor Fx and FxS chipsets to specific applications. iPOS is highly configurable and controls the chipset’s Burst Mode Engine (BME). It’s based on a RTOS operating system and can be easily ported to other operating systems and host processors.

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

Customers and Service Providers

Customers

The markets for systems utilizing our products and services are mainly served by large NEMs, OEMs, ODMs and CMs. We market our products to service providers, but we primarily sell our products to equipment suppliers. We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. The loss of a significant customer would materially and adversely affect our financial condition and results of operations.

In 2010 Alcatel Lucent and Sagemcom accounted for 18% and 16% of revenue, respectively. In 2009, Sagemcom accounted for 19% of revenue, Paltek Corporation accounted for 12%, and NEC Corporation accounted for 11%. In 2008, NEC Corporation accounted for 25% of revenue, Sagemcom accounted for 21%, Paltek Corporation accounted for 23%, and Alcatel-Lucent accounted for 11%.

Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 60% in 2010, 58% in 2009 and 59% in 2008. Sales to customers in Europe accounted for 37% of revenue in 2010, 34% in 2009 and 33% in 2008.

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
Verizon

Our Service and Support for Customers and Service Providers

To accelerate design and development of our customers’ systems and the qualification and mass deployment of our technology, we have a Product Applications Engineering (PAE) team and a Field Application Engineering (FAE) team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware, software and have access to the various expertise within our Company to ensure proper service and support for our OEM and service provider customers.

Our service and support involves multiple stages including working with the service providers’ evaluation of our technology through utilization of our reference platforms and optimizing our technology to meet the service providers’ performance and other requirements.

In parallel, our engineers help our customers with the design and review of their system designs. Our application engineers and field application engineers help the customers’ engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample software and other documentation. By doing this, we assist our customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by our customers, we work closely with the customers’ engineers to integrate our software into systems through site visits and extensive field-testing with the service providers which may include inter-operation with legacy equipment already deployed in the service provider’s served area. This entire cycle may take six to eighteen months depending upon the region, service provider requirements and deployment plans.

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

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the xDSL, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp. and Ralink Corp. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors or alliances among existing competitors, could emerge. Competition has resulted, and may continue to result, in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

We also consider other companies that have access to broadband or communications processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

We believe that we are competing effectively with respect to the following factors:

•	product performance;

•	compliance with industry standards;

•	differentiated and disruptive technology features;

•	price and cost effectiveness;

•	energy efficiency;

•	physical footprint;

•	functionality;

•	time-to-market; and

•	customer service and support.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related software. We have experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, software development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. Our research and development expense was $60.8 million in 2010, $49.8 million in 2009 and $43.2 million in 2008.

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

We currently outsource all semiconductor wafer manufacturing. We work closely with the foundries to forecast our manufacturing capacity requirements on a monthly basis. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that the fabless manufacturing approach provides the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of the products to those subcontractors that offer the best capability at an attractive price. Nevertheless, because we do not have formal, long-term pricing agreements with any of the subcontracting partners, the wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with the foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

Assembly and Test

Our products are generally shipped from the third-party foundries to third-party sort, assembly and test facilities where they are assembled into finished semiconductors and then tested. We outsource all product packaging and all testing requirements for these products to several assembly and test subcontractors. Our products are designed to use low cost, standard packages and to be tested with widely available test equipment. In addition, we specifically design our semiconductors for ease of testability, thereby further reducing production costs.

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

As of January 2, 2011, we held a total of 283 issued patents in the United States and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates range from 2015 through 2029. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and software components of our products. Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale Vectoring, Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

Employees

As of January 2, 2011, we had a total of 386 full-time employees, of whom 247 were involved in research and development, 62 in operations, and 77 in sales, marketing, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

Backlog

Our sales are made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice without substantial penalty in most cases. Therefore, we believe that the purchase orders may not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of March 10, 2011:

Name	Age	Position
John Quigley	54	President and Chief Executive Officer
Dennis Bencala	55	Chief Financial Officer and Vice President of Finance
Debajyoti Pal	52	Chief Technology Officer and Senior Vice President
Jim Murphy	56	Vice President, Worldwide Human Resources
Michael Kelly	58	Vice President, Worldwide Sales

There are no family relationships among any of our directors and executive officers.

John Quigley has been our President and Chief Executive Officer since August 2010. Mr. Quigley joined Ikanos in June 2010 as Vice President, Worldwide Engineering. Prior to Ikanos Mr. Quigley was Senior Vice President, Engineering at CSR plc from July 2009 until May 2010. He was Senior Vice President and General Manager at SiRF Technology (SiRF) from January 2007 until July 2009 when SiRF was acquired by CSR plc. From May 2004 until December 2006 Mr. Quigley was Vice President of Engineering at Airgo Networks. He was Global Director of Engineering at Motorola from August 1991 until May 2004. Mr. Quigley holds a B.S. and M.S. in Electrical Engineering from Colorado State University.

Dennis Bencala has served as our Chief Financial Officer (CFO) and Vice President of Finance since June 2010. Prior to joining Ikanos Mr. Bencala was CFO of the Renewable Energy Test Center from October 2009 to June 2010. Mr. Bencala held successive positions at SiRF beginning with Corporate Controller in January 2000 and becoming Senior Director, Investor Relations and Business Development, in August 2007. He became acting CFO at SiRF in August 2008 and CFO from Sept 2008 until October 2009. Prior to joining SiRF Mr. Bencala served as Corporate Controller at ScanVision, Inc., a developer of image sensing semiconductor products from June 1995 to December 1999. Mr. Bencala holds a B.S. in Finance from San Diego State University.

Debajyoti Pal has served as our Chief Technology Officer since August 2009. From April 2004 until August 2009. Dr. Pal was Chief Technology Officer and Executive in Residence at Tallwood Venture Capital. Prior to joining Tallwood. Dr. Pal founded Telicos Corporation in May 2002 and was President until April 2004. Dr Pal was Vice President of Technology & Product Development of Virata/Globespan Virata from August 2000 until April 2002. In May 1998 he founded Excess Bandwidth Corporation and was Vice President of Technology and Vice President engineering until August 2000 when it was acquired by Virata. Dr. Pal received a Bachelors degree in electronics and electrical communication engineering from the Indian Institute of Technology, a M.S.E.E. degree from Washington State University and a Ph.D. in electrical engineering from Stanford University. Dr. Pal is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE).

Michael Kelly has served as Ikanos Vice President of Worldwide Sales since July 2010. He was Vice President, Sales at CSR plc from July 2009 until July 2010. He was Vice President of Worldwide Sales at SiRF from August 2008 until July 2009. Mr. Kelly joined SiRF in August 1998 as Director, North America Sales and became Senior Director, North America Sales, in August 2006. From June 1996 to July 1998, Mr. Kelly served as Director of Sales at Alliance Semiconductor.

Jim Murphy has been our Vice President, Worldwide Human Resources since June 2010. Prior to joining Ikanos he served as Vice President, Human Resources for North America and Asia Pacific for CSR plc from August 2009 until May 2010. From March 2006 until August 2009, Mr. Murphy was Vice President, Human Resources for SiRF. Prior to joining SiRF, Mr. Murphy was Senior Human Resources Director for North America at LSI Logic from May 1994 through March 2006. Mr. Murphy holds a B.A. from Lawrence University and an M.B.A. from the University of Michigan.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this annual report on Form 10-K, and in our other filings with the Securities and Exchange Commission, or SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Customers and Markets

Our operating results have fluctuated significantly over time and are likely to continue to do so, and as a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. To respond to these downturns, we have experienced service providers slowing their capital expenditures, changing their purchasing practices to use refurbished rather than purchasing new equipment, canceling or delaying new developments, and taking a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, reduces demand for new semiconductors by our direct customers. We have a relatively small number of customers represent a significant percentage of our revenue and, given their buying patterns, we have experienced, and are likely to continue to experience, significant fluctuations of revenue as the economy changes.

Any future downturns may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased demand and competition for limited production capacity which may affect our ability to ship products and prevent us from benefiting from such an upturn. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Fluctuations in our expenses could affect our operating results.

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, costs for manufacturing or components increasing without notice because we do not have formal pricing arrangements with our subcontractors, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in gross margins. In addition, the acquisition of other businesses can generate extraordinary expenses, such as our recent acquisition of the Broadband Access, or BBA, product line from Conexant Systems, Inc. in 2009. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may cause the market price of our common stock to decline.

Since our inception, we have only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past twenty quarters. We have an accumulated deficit of $270.6 million as of January 2, 2011. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels which are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability again, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

We may need additional capital, and the sale of additional common shares or other equity securities could result in additional dilution to our shareholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds received by us from our public offering in 2010 will be sufficient to meet our anticipated cash needs for at least the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities or increase our credit facility. The sale of additional equity securities could result in additional dilution to our shareholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” At any given time, we are competing for one or more of these design wins and we often incur significant expenditures over multiple fiscal quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM’s equipment that we are designed into will be marketed, sold or commercially successful and, accordingly, we may not generate revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems which include our products or delay deployment, which has occurred in the past from time to time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.

If we are unable to develop, introduce or to achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our industry is characterized by rapid technological innovation and intense competition. Our future success will depend on our ability to continue to predict what new products are needed to meet the demand of the broadband, communication processor or other markets addressable by our products and then introduce, develop and distribute such products in a timely and cost-effective manner. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in [developing and purchasing] emerging technologies that did not achieve the market acceptance that we had expected.

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

If we are successful in timely developing new semiconductor products ahead of competitors but do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory and our operating results would be harmed.

The average selling prices and gross margins of our products are subject to declines, which may harm our revenue and profitability.

Our products are subject to rapid declines in average selling prices due to competitive pressures, including lowering average selling prices in order to maintain or increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect to do so again in the future. In addition, we have not been able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results, in particular (but not limited to) our gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

Our product sales mix is subject to frequent changes, which may impact our revenue and margin.

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product line can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we forecast a quarter’s product mix, actual results can be materially different than our forecast which could negatively impact our revenue and margins.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following customers accounted for more than 10% of our revenue in the periods indicated below.

Direct Customer	OEM Customer	Year Ended January 2, 2011	January 3, 2010	December 28, 2008
Alcatel-Lucent and affiliated contract manufacturers	Alcatel-Lucent and affiliated contract manufacturers	18%	*%	11%
Sagemcom	Sagemcom	16	19	21
Paltek Corporation	Sumitomo Electric Industries	*	12	23
NEC Corporation of America	NEC Corporation	*	11	25

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

Since April 2010, a majority of our senior management have resigned or been replaced. In April and June 2010, our President and Chief Executive Officer and Chief Financial Officer resigned, respectively, and our Chairman of the Board of Directors served as our interim President and Chief Executive Officer while we searched for a permanent replacement. Our Board of Directors appointed a new Chief Financial Officer in June 2010 and a new President and Chief Executive Officer in August 2010. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to successfully integrate our new members of senior management into the Company, our business could be negatively affected.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact our product development and sales.

Our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm the perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior management to recruit replacements for key employees. Also, our depressed common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, which could harm our ability to provide technologically competitive products.

In addition, in the third quarter of 2010 we implemented a corporate restructuring plan that included a reduction in work force of approximately 20% and the closure of three of our overseas offices. The changes in senior management and the multiple restructurings and reductions in force over the past year have had and may continue to have a negative effect on employee morale.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In April 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in 2010. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of March 10, 2011. Assuming the full exercise of the 7.8 million warrants, the common stock owned by the Tallwood Investors would represent 49% of the outstanding shares of our common stock. Until the third anniversary of the closing of the issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in our company in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of the outstanding our common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us after such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Entities ownership of our outstanding common on the trading activity in and market price of our common stock. Pursuant to the stockholder agreement, we have granted the Tallwood Entities and their permitted transferees registration rights for the resale of the shares of our common stock and shares of our common stock underlying the warrants. Under the terms of the registration rights, we have filed a registration statement that permits the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Entities or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Holders of our common stock will not be entitled to elect a certain number of directors of our company while the Tallwood Entities control a voting share of our Series A Preferred Stock.

As the holder of the Series A Preferred Stock (Voting Share), Tallwood III Partners, L.P., has the right to designate three members out of seven members to our Board of Directors while the Tallwood Entities hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Entities’ ownership position of our common stock after such time as the Tallwood Entities hold less than 35% of our outstanding common stock. During the time they control the Voting Share, the Tallwood Entities will be able to exert significant influence, and potentially control, over us and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future or the failure of such technology would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including the memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, the third party intellectual property could also expose us to liability and, while we have not experienced material warranty costs in any period as a result of third party intellectual property, there can be no assurance that will not in the future.

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with our subcontractors could significantly disrupt shipment of our products, impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and currently use nine wafer foundries and five outside factory subcontractors, located in Austria, China, Israel, Korea, Malaysia, Singapore, Taiwan, and the United States to manufacture, assemble and test all of our current semiconductor devices. While we work with multiple suppliers, generally each product is made by one foundry and one assembly and test subcontractor. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems.

If we were to need to qualify a new facility to meet our capacity, or if a foundry or subcontractor ceased working with us, as has happened in the past, or if production is disrupted, we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

In the event we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we use a limited number of independent wafer foundries to manufacture all of our semiconductor products which could expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries are unable to meet our semiconductor requirements. We may seek to qualify additional wafer foundries to meet our future requirements but the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If we cannot accomplish this qualification in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share and operating results would suffer as a result.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which could be costly and negatively impact our operating results.

Although we have purchase order commitments to supply specified levels of products to our OEM customers, we do not have a guaranteed level of production capacity from any of our subcontractors’ facilities that we depend upon to produce semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our subcontractors may not be able to meet our requirements in a timely manner, or at all.

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

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, not be on terms favorable to us and may contain financial penalties if we do not use all of our allocated facility capacity. These penalties and obligations may be expensive and could harm our business.

Defects and poor performance in our products could result in loss of customers, decreased revenue, unexpected expenses and loss of market share, and we may face warranty and product liability claims arising from defective products.

We have in the past, and may in the future experience, defects (commonly referred to as “bugs”) in our products which may not always be detected by testing processes. Defects can result from a variety of causes, including but not limited to manufacturing problems or third party intellectual property incorporated into our products. If defects are discovered after our products have shipped, we have experienced, and could continue to experience, warranty and consequential damages claims from our customers. If we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of, future orders and business with our customers. Further, we may experience difficulties in achieving acceptable yields on some of our products, which may result in higher per unit cost, shipment delays, and increased expenses associated with resolving yield problems. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

If our forecasts of our OEM customers’ demand are inaccurate, our financial condition and liquidity would suffer.

We place orders with our suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. If we do not accurately forecast customer demand, we may forego revenue opportunities, lose market share, damage customer relationships or allocate resources to manufacturing products that we may not be able to sell. As a result, as we experienced in the second and third quarters of fiscal 2010, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we need to continue to reduce the cost of our semiconductor chips, which includes migrating to smaller geometrical processes, and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have in the past, and may in the future, experience some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of our resources.

Semiconductor industry companies and intellectual property holding companies often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ proprietary rights. We may in the future be engaged in litigation with parties who claim that we have infringed their patents or misappropriated or misused their trade secrets or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. In addition, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Any potential dispute involving our patents or other intellectual property could also include our customers which could trigger our indemnification obligations to one or more of them and result in substantial expense to us.

In any potential dispute or claim involving our patents or other intellectual property, our customers could also become the target of litigation. Because we may indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our license agreements, which could result in substantial expenses. While we have not incurred any indemnification expenses as a result of infringement notices to our customers, any future indemnity claim could adversely affect our relationships with our OEM customers and result in substantial costs to us.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively impact our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Inc., Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp and Ralink Corp.

Many of our competitors may have stronger manufacturing subcontractor relationships than us and longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Other data transmission technologies and communications processing technologies may compete effectively with the service provider services addressed by our products, which could adversely affect our revenue and business.

Our revenue currently is dependent upon the increase in demand for service provider services that use broadband technology and integrated residential gateways. Besides xDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber and there would be reduced need for our products. For example, a major service provider in Korea announced its intention to use more FTTH deployments in the future which could be in lieu of xDSL products. If more service providers decide to use FTTH deployments, it could harm our xDSL business if our products are not needed. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

In addition, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, the European Commission in the European Union, the U.S. Federal Communications Commission have broad jurisdiction over our target markets. Although the laws and regulations of these and other federal or state agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect our business. For instance, changes in tax, employment and import/export laws and regulations, and their enforcement commonly occur in the various countries in which we operate. If changes in those laws and regulations, or in the enforcement of those laws and regulations, occur in a manner that we did not anticipate, those changes could cause us to have increased operating costs or to pay higher taxes, and thus have a negative effect on our operating results.

Failure to maintain adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act, referred to as SOX, could harm our operating results, our ability to operate our business and our investors’ view of our company.

If we do not maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Effective internal controls particularly those related to revenue recognition, valuation of inventory and warranty provisions, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

Our international operations subject our company to risks not faced by companies without international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China and India. In addition, 98% of our revenue for the year ended January 2, 2011 and 92% of our revenue for the year ended January 3, 2010 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Several of our subcontractors’ facilities that manufacture, assemble and test our products and four of our subcontractor’s wafer foundries are located in Malaysia, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past, including a recent major earthquake in Taiwan, and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to January 2, 2011 ranged from a low of $0.86 to a high of $9.34.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. A briefing schedule for the appeal has not yet been scheduled. We cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Facilities

Our headquarters is located in Fremont, California, where we lease approximately 73,500 square feet of space under a lease agreement that expires in March 2016. The Fremont facility location is primarily utilized for research and development, sales and support, operations management, and general administrative functions. We also have other significant facility locations in the United States and throughout the world including a 100,000 square foot research and development facility in Red Bank, New Jersey whose lease expires on July 31, 2011 and is expected to be renewed or replaced with another location within the area upon expiration, and a 36,100 square foot research and development facility in Bangalore, India whose lease expires in October 21, 2014.

We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate our operations.

Item 3.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. A briefing schedule for the appeal has not yet been scheduled. We cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on currently available information, other than as set forth above, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

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

	High	Low

2009
First quarter	$1.55	$1.05
Second quarter	$1.81	$1.29
Third quarter	$2.09	$1.44
Fourth quarter	$2.62	$1.58

2010
First quarter	$3.20	$1.85
Second quarter	$3.50	$1.51
Third quarter	$2.00	$0.86
Fourth quarter	$1.45	$0.98

As of March 2, 2011, there were approximately 375 holders of record of our common stock.

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

Sale of Unregistered Securities

For the four years ended January 3, 2010, we issued 177,380 shares of unregistered common stock in connection with the acquisition of Doradus Technologies in July 2006. In addition, we issued 872,315 shares of unregistered common stock in connection with an asset purchase and an acquisition during 2009 through 2010.

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

We sold to the Tallwood Investors (i) 24 million shares of our common stock, par value $0.001 per share (the Common Stock) and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the Warrants) for $42.0 million. The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. In addition, we issued to the Tallwood Investors one share (the Voting Share) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of our Company. The Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment. The transaction was undertaken without an underwriter. The securities were registered on Form S-3 during January of 2010. We used the proceeds from the Tallwood Investment to fund the purchase of the BBA product line from Conexant.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index for five years from December 31, 2005 through January 2, 2011. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	12/30/2005	12/29/2006	12/28/2007	12/26/2008	12/31/2009	12/31/2010
Ikanos Communications, Inc.	100.00	58.95	36.29	7.33	12.69	9.09
Philadelphia Semiconductor Index	100.00	98.26	86.88	43.45	78.73	91.26
NASDAQ Stock Market (US Companies)	100.00	109.84	120.12	69.92	82.53	97.95

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended
	2006	2007	2008	2009	2010
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue	$134,685	$107,467	$106,505	$130,688	$191,677
Cost of revenue(1)	81,352	63,264	61,827	85,019	126,692

Gross profit	53,333	44,203	44,678	45,669	64,985

Operating expenses:
Research and development(1)	53,733	51,056	43,231	49,805	60,769
Selling, general and administrative(1)	25,082	27,398	25,823	30,974	27,239
Asset impairments	—	—	12,496	2,460	21,378
Restructuring charges	1,691	3,661	—	1,338	5,794
Common stock offering expenses	954	—	—	—	—

Total operating expenses	81,460	82,115	81,550	84,577	115,180

Loss from operations	(28,127)	(37,912)	(36,872)	(38,908)	(50,195)
Investment gain (impairment)	—	—	(6,166)	1,238	—
Interest income and other, net	4,970	4,942	2,145	727	51

Loss before income taxes	(23,157)	(32,970)	(40,893)	(36,943)	(50,144)
Provision (benefit) for income taxes	280	294	220	158	(381)

Loss before cumulative change in accounting principle	(23,437)	(33,264)	(41,113)	(37,101)	(49,763)
Cumulative effect of change in accounting principle, net of tax(2)	638	—	—	—	—

Net loss(3)(4)	$(22,799)	$(33,264)	$(41,113)	$(37,101)	$(49,763)

Basic and diluted net loss per share:
Prior to cumulative effect of change in accounting principle, net of tax	$(0.88)	$(1.16)	$(1.41)	$(0.97)	$(0.88)
Cumulative effect of change in accounting principle, net of tax	0.02	—	—	—	—

Basic and diluted net loss per share	$(0.86)	$(1.16)	$(1.41)	$(0.97)	$(0.88)

Weighted average number of shares	26,627	28,626	29,084	38,098	56,713

Diluted net income (loss) per share:(5)
Prior to cumulative effect of change in accounting principle, net of tax	$(0.88)	$(1.16)	$(1.41)	$(0.97)	$(0.88)
Cumulative effect of change in accounting principle, net of tax	0.02	—	—	—	—

Net income (loss) per share	$(0.86)	$(1.16)	$(1.41)	$(0.97)	$(0.88)

Weighted average number of shares—basic and diluted	26,627	28,626	29,084	38,098	56,713

(1)	Amounts include stock-based compensation as follows:

	Fiscal Year Ended
	2006	2007	2008	2009	2010
Cost of revenue	$267	$271	$305	$313	$106
Research and development	4,920	7,917	5,258	3,261	1,684
Selling, general and administrative	4,471	5,686	4,923	2,346	1,480

(2)	The cumulative effect of the change in accounting principle arises from the adoption of authoritative guidance related to stock compensation.

(3)	Net loss for the fiscal years 2006, 2007, 2008, 2009 and 2010 included stock-based compensation expense of $9.7 million, $13.9 million, $10.5 million, $5.9 million and $3.3 million, respectively. In accordance with authoritative guidance related to stock compensation we used the modified prospective transition method. Therefore, prior periods do not reflect stock-based compensation expense related to this new accounting standard. See “Note 12. Equity Plans and Related Equity Activity” to the consolidated financial statements included in this report.

(4)	Net losses for the fiscal years 2006, 2008, and 2009 include acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions.

(5)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	Fiscal Year Ended
	2006	2007	2008	2009	2010
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$109,638	$83,972	$63,339	$27,540	$30,950
Working capital	108,685	89,047	72,015	56,049	50,541
Total assets	175,857	153,156	107,433	143,000	89,697
Total stockholders’ equity	142,890	124,933	89,516	97,116	65,521

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and software. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product-solutions to the service provider market.

Since our inception, we have only been profitable in the third and fourth quarters of 2005. We incurred a net loss of $49.8 million for the year ended January 2, 2011and had an accumulated deficit of $270.6 million as of January 2, 2011. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement with the SEC on October 25, 2010 (declared effective on November 1, 2010) under which we might offer and sell up to $30.0 million of common stock and warrants. On November 11, 2010 and December 7, 2010 Ikanos sold a total of 12.8 million shares of stock in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $106.5 million in 2008, $130.7 million in 2009 and $191.7 million in 2010.

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

Furthermore, our future revenue growth depends upon new service providers’ beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. The team of engineers, DSL products, technology, patents and other intellectual property allow us to extend our market leadership as well as accelerate our digital home initiatives and next generation VDSL2 development.

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

On April 27, 2010, Michael Gulett resigned as our Chief Executive Officer and President and as a member of our Board of Directors. Diosdado P. Banatao, the chairman of our Board of Directors, was appointed executive chairman and assumed the role of interim President and Chief Executive Officer while we began our search for a new Chief Executive Officer and President. On June 14, 2010, Cory Sindelar resigned as Chief Financial Officer. Dennis Bencala was appointed Chief Financial Officer and Vice President of Finance in June 2010. On June 30, 2010, Paul Hansen resigned from our Board of Directors. James Smaha, a current director, replaced Mr. Hansen on the Audit Committee of our Board of Directors and Fred Lax, also a current director, was appointed chairman of the Audit Committee. On August 3, 2010, Mr. Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as chairman of our Board of Directors. On August 3, 2010, our Board of Directors appointed John Quigley, our Senior Vice President, Global Engineering, as our Chief Executive Officer and President effective August 3, 2010 and also elected him to the Board of Directors. On January 7, 2011, R. Douglas Norby was appointed to our Board of Directors and Nominating and Governance Committee and also Chairman of our Audit Committee.

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

Revenue Recognition

The performance of the Company’s semiconductor products is reliant upon firmware. Accordingly, revenue from the sale of semiconductors is recognized in accordance with the authoritative guidance regarding non-software deliverables in an arrangement containing more-than-incidental software. Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. In instances where semiconductors are shipped prior to the release of the related production level firmware, revenue is deferred as we have not established vendor-specific objective evidence of fair value for the undelivered firmware. Revenue related to these products is recognized when the firmware is delivered or otherwise made available to the customer.

Revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is reasonably assured. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer.

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

As of January 2, 2011, the Company found a market outside the auction process for its auction rate securities. The auction rate securities have a book value of $0.7 million and face value of $5.0 million. The Company reviewed the marketability of its auction rate securities and received a quoted price of $2.0 million. Accordingly, as of January 2, 2011 the Company classified the auction rate securities as short-term investments on the balance sheet and assigned a fair market value of $2.0 million. Previously the securities were recorded at their book value of $0.7 million in other assets. The Company recorded the $1.3 million difference between its book value of $0.7 million and the market value of $2.0 million as accumulated other comprehensive income on the Balance Sheet. On January 31, 2011 the auction rate securities were sold for $2.0 million. The Company will recognize $1.3 million as investment income in the first quarter of 2011.

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

Inventory

We value our inventory at the lower of cost or estimated market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. We estimate market value based on our current pricing, market conditions and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventory and quantities on hand in excess of estimated near-term demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Additionally, we specifically reduce inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods.

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

Accounting for Impairment of Goodwill

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant management judgment to forecast future operating results, projected cash flows and current period market capitalization levels. In estimating the fair value of the business, we make estimates and judgments about the future cash flows. Although our cash flow forecasts are based on assumptions that are consistent with the plans and estimates we are using to manage our business, there is significant judgment in determining such future cash flows. We also consider market capitalization on the date we perform the analysis. During the quarter ended October 3, 2010, we experienced a significant decline in market capitalization. Based on this and other indicators of potential impairment, we completed an impairment analysis and recorded impairment charges of $21.4 million of which $8.6 million and $12.8 million related to goodwill and intangibles, respectively. During the fourth quarter of 2009, based on our annual impairment test, we concluded that there was no impairment of goodwill. Due to economic events that occurred during the third quarter of 2008, the Company performed an assessment for impairment and wrote down goodwill and intangibles by $7.4 million and $1.1 million, respectively.

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. In addition, in accordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

Revenue increased by $61.0 million, or 47%, to $191.7 million in 2010 from $130.7 million in 2009. The increase was directly attributable to revenue realized from the full year effect of our 2009 acquisition of the BBA product line which has enabled us to grow and diversify our revenue base across multiple regions, customers and product lines. Reflecting this,

Asian and European revenue as a percent of total sales remained relatively constant, but increased substantially on a revenue dollar basis. Asian sales increased 53% from $75.6 million in 2009 to $115.4 million in 2010. Sales into greater China (including the Peoples Republic of China and Hong Kong) more than doubled in 2010 versus 2009. Sales to Japan were marginally lower in 2010 compared to 2009. Asian sales volume, especially to China, increased substantially while average Asian selling price, including the effects of changes in mix, increased slightly. European revenue increased by 62% from $43.9 million to $70.9 million as sales into France and the Netherlands were somewhat offset by lower sales into Italy and Belgium. Revenue declined from $55.6 million in the second quarter of 2010 to $41.5 million and $37.1 million in the third and fourth quarters of 2010 due both to sustained declines in our ADSL products and our moving away from lower margin business. We have no assurances that this decline will not continue into and through at least the first quarter of 2011.

Revenue increased by $24.2 million, or 23%, to $130.7 million in 2009 from $106.5 million in 2008. The increase was directly attributable to the BBA product line revenue of $36.1 million. The acquisition of the BBA product line has enabled us to grow and diversify our revenue base across multiple regions, customers and product lines. Asian sales improved by 21% from $62.3 million in 2008 to $75.6 million in 2009. While Korean revenue remained flat and Japanese revenue was off from 2008, revenue in greater China showed significant gains more than offsetting the Japanese decline. Sales to greater China were driven by ADSL shipments to China Telecom and China Unicom. European revenue improved by 24% and reached $43.9 million in 2009 versus $35.5 million in 2008. The significant increase in Europe was broad-based to the major European service providers. North American revenue improved 27% to $11.1 million in 2009 from $8.7 million in 2008, reflecting shipments to AT&T.

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

Our Direct Customer	OEM Customer	2010	2009		2008
Alcatel-Lucent and its CMs	Alcatel-Lucent	18%	*	%	11%
Sagemcom	Sagemcom	16	19		21
Paltek Corporation	Sumitomo Electric Industries	*	12		23
NEC Corporation	NEC Corporation	*	11		25

*	Less than 10%

Revenue by Region as a Percentage of Total Revenue

	2010	2009	2008
China	28%	15%	1%
Japan	16	23	48
France	24	21	24
United States	2	8	8
Other	30	33	19

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Comparing 2010 to 2009 as a percent of total revenue, our China revenue continued to increase as a result of our BBA product line acquisition in 2009. China revenue in dollars more than doubled. Japanese revenue decline as a percentage of total revenue while revenue in dollars was unchanged. French revenue remained relatively constant as a percent of revenue, but actually increase on a revenue dollar basis by 68%. North American revenue declined both in dollars and as a percent of total revenue. While there was some organic growth, the increases are generally reflective of the BBA acquisition.

Comparing 2009 to 2008 as a percent of total revenue, our revenue by country reflected somewhat the results of the BBA acquisition, particularly in China. The Japanese market declined by 41%.

Revenue by Product Family as a Percentage of Total Revenue

	2010	2009	2008
Broadband DSL	60%	66%	84%
Communications Processors	26	27	16
Other	14	7	—

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

Cost and Operating Expenses

	2010	2009	2008	2010/2009	2009/2008
	(In millions)
Cost of revenue	$126.7	$85.0	$61.8	49%	38%
Research and development	60.8	49.8	43.2	22	15
Sales, general and administrative	27.2	31.0	25.8	(12)	20
Operating asset impairments	21.4	2.5	12.5	nm	nm
Restructuring charges	5.8	1.3	—	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2010	2009	2008
Cost of revenue	66%	65%	58%
Research and development	32	38	41
Sales, general and administrative	14	24	24

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

Cost of revenue increased $41.7 million, or 49%, to $126.7 million for 2010 from $85.0 million for 2009. The increase in cost of revenue is most directly attributable to our increased sales volume which is directly related to the full year effect of our acquisition of the BBA product line in the third quarter of 2009. The net write down of inventory during the year increased our cost of revenue by $16.8 million in 2010. In 2009 we recovered and sold $1.6 million of inventory previously written down in 2008. The amortization of the fair market value adjustment of inventory acquired in the BBA transaction was $1.5 million in 2010 versus $7.5 million in 2009. Our gross margin was 34% in 2010 compared to 35% in 2009.

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

During 2010, R&D expenses were $60.8 million, an increase of $11.0 million, or 22%, from $49.8 million in 2009. The increase in expenses is primarily due to payroll and related costs of $9.0 million, of which the majority relates to the BBA acquisition, and an increases manufacturing costs, supplies and backend outsourcing of $7.2 million. These increases were partially offset by declines in stock-based compensation of $1.6 million, depreciation of $0.8 million, lower outside service costs of $1.0 million and a 2010 credit of $1.3 million related to qualified research and development expenditures made by a subsidiary. Although R&D personnel declined from 2009 to 2010 due to reductions in force in the first and third quarters of 2010, payroll and related costs increased due to location mix related to the BBA acquisition.

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

Our R&D personnel are located primarily in the United States and India. As of January 3, 2010, we had 247 engineers engaged in R&D of which 85 were located in India, 156 were located in the United States. This compares to 412 at the end of 2009 and 194 at the end of 2008.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For 2010, SG&A expenses were $27.2 million, an decrease of $3.8 million, or 12%, from $31.0 million in 2009. The decrease in SG&A is attributable to lower stock based compensation costs of $0.9 million, lower bonus costs of $1.8 million, lower amortization of intangibles of $1.4 million, and lower acquisition costs (business development, accounting and legal) incurred in 2009, but not in 2010 of $3.5 million. These reductions were primarily offset by higher severance costs of $1.2 million and higher facilities costs of $1.7 million.

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

As of January 2, 2011 SG&A headcount was 77, which compares to 127 at the end of 2009 and 89 at the end of 2008.

Asset impairments. In October 2010, we recorded impairment charges totaling $21.4 million of which $8.6 million related to goodwill, $12.8 million related to intangibles.

We test goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the our single reporting unit below its carrying value. We issued financial guidance for the third quarter 2010 period and announced a Company-wide restructuring to better align our overhead structure with lower expected revenues and subsequently experienced a sustained decline during the quarter ended October 3, 2010 in market capitalization. Based on these indicators of potential impairment, we completed an impairment analysis of our goodwill as of October 3, 2010, the end of our third quarter.

We performed the first step of the two-step impairment test and compared the fair value of the Company as a single reporting unit to its carrying value. Consistent with the our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted stock price on the NASDAQ, the number of shares outstanding for the our common stock and an estimated control premium. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of revenue and operating expenses, product penetration, growth and discount rates. Due to current market conditions and the number of significant assumptions required, we used the market approach. The market approach was lower, but both valuation approaches determined that the fair value was less than the carrying value of the net assets and, therefore, we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. We determined the fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $8.6 million, representing a write off of the entire amount of the Company’s previously recorded goodwill (in thousands):

Goodwill as of January 3, 2010	$8,633
Impairment	(8,633)

Goodwill as of October 3, 2010	$—

In addition, as part of and in conjunction with the impairment test, we determined that the carrying values of certain intangible assets were less than their fair values. Accordingly, we recorded a non-cash intangible asset impairment charge of $12.8 million as of October 3, 2010. The fair value calculation that lead to the impairment of the existing technology and customer relationship intangibles of $10.3 million was determined using a discounted cash flow method. The weighted average cost of capital used in the impairment was 25.4% with no perpetual growth rate. We also impaired the remaining $2.5 million of IPR&D related to the gateway line of business under the Conexant BBA product line that was acquired in August 2009, since it was determined to have no alternative use and was therefore abandoned.

When we acquired the Conexant BBA product line in August 2009, we assigned a value of $4.9 million to in-process research and development. IPR&D was comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, in 2009 we recorded an asset impairment charge of $2.5 million.

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

Restructuring charges. During the first quarter of 2010, we implemented a plan to restructure our work force and reduce our cost structure after our acquisition of the BBA product line. Subsequently, during the third quarter of 2010, we implemented a restructuring plan in order to better align our operating expenses with our revised revenue forecast and to reallocate sufficient engineering resources to the continued development of our broadband technology and products. In addition, we closed three overseas offices. In addition, we closed three overseas offices. Total restructuring costs for 2010 amounted to $5.8 million of which $4.7 million related to severance costs, $0.4 million to facilities and $0.7 million to software tools. As of January 2, 2011, we have substantially completed our restructuring activities and expect to pay out all remaining liabilities during 2011.

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

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, which are partially offset other non-operating expenses. Interest income and other, net was $0.1 million in 2010 as compared to $0.7 million in 2009 and $2.1 million in 2008. The decline in interest income over the three-year period reflects a decline in our cash and investment balances as well as lower interest rates.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. During 2010 we recognized a net income tax benefit of $0.4 million due to changes in foreign deferred tax assets and liabilities. This compared to provisions for income taxes of $0.2 million in 2009 and $0.2 million in 2008, primarily relating to foreign income taxes.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of January 2, 2011 is approximately $7.0 million.

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

During 2009, we experienced a change in ownership within the meaning of Internal Revenue Code Section 382. As a result, all unutilized net operating loss carryforwards from prior years expired.

Net Loss

As a result of the above factors, we reported a net loss of $49.8 million in 2010 compared to net losses of $37.1 million in 2009 and $41.1 million in 2008. We have incurred net losses throughout most of our history. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs. Over the long term it is our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles.

Liquidity and Capital Resources

Cash and investments increased by $2.7 million to $30.9 million as of January 2, 2011 compared to $28.2 million as of January 3, 2010. We have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and other costs. We believe there will be additional working capital requirements needed to fund and operate our business. In the near future we expect to finance our operations primarily through existing cash and investment balances. If we should need additional funds, we believe that we will secure such funds either through our line of credit or by issuing additional equity.

The following table summarizes our statement of cash flows (in millions):

	2010	2009	2008
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$13.3	$27.2	$65.1
Net cash used in operating activities	(7.9)	(21.0)	(3.0)
Net cash provided (used) by investing activities	9.8	(32.2)	(30.6)
Net cash provided (used) by financing activities	13.7	39.3	(4.3)

Cash and cash equivalents—end of year	$28.9	$13.3	$27.2

Operating Activities

During 2010, we used $7.9 million in net cash from operating activities while incurring a loss of $49.8 million. Included in the net loss were non-cash charges amounting to $35.7 million that resulted from amortization of intangibles and acquired technology of $6.5 million, stock-based compensation of $3.3 million, depreciation and amortization of $4.2 million and asset impairments of $21.4 million, and loss on property and equipment included in restructuring of $0.4 million. Cash flow from reductions in accounts receivable of $10.8 million and inventory of $18.0 million were partially offset by a reductions in accounts payable and accrued liabilities of $22.6 million. The decrease in inventory includes a net write-down of $16.8 million, the majority of which was purchased in 2010. The decrease in accounts receivable and inventory reflect a reduction in 2010 fourth quarter sales to $37.1 million versus $58.2 million in the comparable 2009 period.

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

During 2008, we used $3.0 million in net cash from operating activities while incurring a loss of $41.1 million. Included in the net loss were non-cash charges amounting to $42.3 million that resulted from asset impairments of $12.5 million, stock-based compensation of $10.5 million, depreciation and amortization of $6.7 million, amortization of intangibles and acquired technology of $6.2 million and an investment impairment of $6.1 million. Reductions in accounts receivable of $4.7 million and inventory of $3.4 million were not enough to offset the decrease in accounts payable and accrued liabilities of $12.4 million. The reductions in inventory, accounts receivable and accounts payable and accrued liabilities were directly related to decline in business activity beginning in the third quarter and continuing through the fourth quarter of 2008. Fourth quarter revenue in 2008 was $22.8 million compared to $29.9 million in the comparable 2007 period.

Investing Activities

In 2010 net investing activities provided $9.8 million primarily the result of sales and maturities of investments of $14.1 million offset by fixed asset purchases of $4.3 million. We used net cash of $32.2 million in investing activities in 2009 primarily as a result of our purchase of Conexant’s BBA product line for $53.1 million, which was partially offset by the net sales and maturities of our investments of $23.3 million. During the year, we also had capital expenditures of $1.1 million. We used net cash of $30.6 million in investing activities in 2008 primarily from the net purchases of short-term investments of $17.1 million, our acquisition of Centillium Communications, Inc.’s DSL technology and assets for $11.9 million and capital expenditures of $1.6 million.

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

Financing Activities

On October 25, 2010, we filed with the SEC a shelf registration statement on Form S-3 which was declared effective on November 1, 2010. Under this registration statement the Company may offer and sell from time to time in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. In November and December 2010, we sold a total of 12.8 million shares of our common stock resulting in net proceeds of $12.5 million after deducting underwriting discount and offering expenses of $1.0 million. We also received $0.3 million from the issuance of common stock on the exercise of stock options and $0.9 million from the issuance of common stock under our employee stock purchase plan.

Additionally, on February 11, 2011, we completed a loan and security agreement which provides for a $15.0 million senior secured revolving credit facility under which we may borrow or have the bank issue letters of credit up to 80% of eligible accounts receivable at any time until February 11, 2013. Loans made under the Agreement will bear interest either at the bank prime plus 150 basis points or LIBOR plus 350 basis points, subject to certain adjustments. We have paid a non-refundable commitment fee of $0.1 million and have agreed to pay a fee in an amount equal to 0.5% per year of the average unused portion of the line of credit. Our obligations under the Loan Agreement will be secured by a lien on substantially all the Company’s tangible and intangible assets, subject to certain exceptions.

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

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend on many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The lease on our Red Bank, N.J. facility expires on July 31, 2011. The lease will either be renewed or replaced with another location. The following table summarizes our contractual obligations as of January 2, 2011 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2011	2012 and 2013	2014 and 2015
Operating lease payments	$6.8	$2.7	$2.5	$1.6
CAD software tools	4.0	2.6	1.4	—
Technology license agreement	1.0	1.0	—	—
Inventory purchase obligations	2.8	2.8	—	—

	$14.6	$9.1	$3.9	$1.6

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

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. As of January 2, 2011 our investments consist of auction rate securities and are carried at market value.

As of January 2, 2011, we had cash, cash equivalents and short-term investments totaling $30.9 million. These amounts were invested primarily in money market funds and short-term investments that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be de minimis.

Investment Risk

Our marketable securities portfolio as of January 2, 2011 was $2.0 million consisting entirely of auction rate securities. The auction rate securities, which have a book value of $0.7 million and face value of $5.0 million, have failed at auction for over a year. We received a quoted price of $2.0 million for our auction rate securities. Accordingly, as of January 2, 2011 we reclassified the securities from other assets to short-term investments on the balance sheet with a fair market value of $2.0 million. We recorded the $1.3 million difference between our book value of $0.7 million and the market value of $2.0 million as accumulated other comprehensive income on the Balance Sheet. On January 31, 2011 the auction rate securities were sold for $2.0 million. The income of $1.3 million will be recognized in the first quarter of 2011.

Foreign Currency Risk

Our revenue and cost of revenue are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, the Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to increase/decrease income by approximately $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at January 2, 2011 and January 3, 2010, and the results of their operations and their cash flows for each of the three years in the period ended January 2, 2011 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 2, 2011, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
March 10, 2011

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 2, 2011	January 3, 2010
Assets
Current assets:
Cash and cash equivalents	$28,950	$13,317
Short-term investments	2,000	14,223
Accounts receivable, net of allowances of $72 and $10, respectively	24,147	34,995
Inventory	17,046	35,050
Prepaid expenses and other current assets	2,096	2,155

Total current assets	74,239	99,740
Property and equipment, net	8,214	7,502
Intangible assets, net	6,102	25,359
Goodwill	—	8,633
Other assets	1,142	1,766

	$89,697	$143,000

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$10,401	$26,641
Accrued liabilities	13,297	17,050

Total current liabilities	23,698	43,691

Long-term liabilities	478	2,193

Total liabilities	24,176	45,884

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 and 0.001 share issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 99,000 and 50,000 shares authorized, respectively; 68,835 and 54,575 issued, respectively, and 68,111 and 54,002 outstanding, respectively	68	54
Additional paid-in capital	327,208	310,265
Warrants	7,567	7,567
Accumulated other comprehensive income	1,295	84
Accumulated deficit	(270,617)	(220,854)

Total stockholders’ equity	65,521	97,116

	$89,697	$143,000

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Revenue	$191,677	$130,688	$106,505
Cost of revenue(1)	126,692	85,019	61,827

Gross profit	64,985	45,669	44,678

Operating expenses:
Research and development(2)	60,769	49,805	43,231
Selling, general and administrative(3)	27,239	30,974	25,823
Operating asset and goodwill impairments	21,378	2,460	12,496
Restructuring charges(4)	5,794	1,338	—
Total operating expenses	115,180	84,577	81,550

Loss from operations	(50,195)	(38,908)	(36,872)
Investment gain (impairment)	—	1,238	(6,166)
Interest income and other, net	51	727	2,145

Loss before provision for income taxes	(50,144)	(36,943)	(40,893)
Provision for (benefit from) income taxes	(381)	158	220

Net loss	$(49,763)	$(37,101)	$(41,113)

Basic and diluted net loss per share	$(0.88)	$(0.97)	$(1.41)

Weighted average number of shares (basic and diluted)	56,713	38,098	29,084

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$106	$313	$305
(2) Research and development	1,684	3,261	5,258
(3) Selling, general and administrative	1,480	2,346	4,923
(4) Restructuring charges	111	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 30, 2007	29,412	$29	$267,662	$—	$(118)	$(142,640)	$124,933
Net loss	—	—	—	—	—	(41,113)	(41,113)	$(41,113)
Unrealized gain on marketable securities	—	—	—	—	410	—	410	410

Comprehensive loss								$(40,703)

Stock-based compensation	—	—	10,486	—	—	—	10,486
Net issuance of common stock under stock option plans	1,182	1	4	—	—	—	5
Repurchase of common stock & held in treasury	(573)	—	(2,055)	—	—	—	(2,055)
Repurchase of common stock & retired	(1,000)	(1)	(3,149)	—	—	—	(3,150)

Balance at December 28, 2008	29,021	29	272,948	—	292	(183,753)	89,516
Net loss	—	—	—	—	—	(37,101)	(37,101)	$(37,101)
Unrealized gain on marketable securities	—	—	—	—	(208)	—	(208)	(208)

Comprehensive loss								$(37,309)

Tallwood Investment, net of issuance costs	24,000	24	31,191	7,567	—	—	38,782
Stock-based compensation	—	—	5,920	—	—	—	5,920
Net issuance of common stock under stock option plans	901	1	144	—	—	—	145
Vesting of restricted stock	80	—	62	—	—	—	62

Balance at January 3, 2010	54,002	54	310,265	7,567	84	(220,854)	97,116
Net loss	—	—	—	—	—	(49,763)	(49,763)	$(49,763)
Unrealized gain on marketable securities	—	—	—	—	1,211	—	1,211	1,211

Comprehensive loss								$(48,552)

Stock-based compensation	—	—	3,381	—	—	—	3,381
Net issuance of common stock from public offering	12,815	13	12,451	—	—	—	12,464
Net issuance of common stock under stock option plans	1,125	1	1,111	—	—	—	1,112
Vesting of restricted stock	169	—	—	—	—	—	—

Balance at January 2, 2011	68,111	$68	$327,208	$7,567	$1,295	$(270,617)	$65,521

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Cash flows from operating activities:
Net loss	$(49,763)	$(37,101)	$(41,113)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,207	5,135	6,735
Loss on property and equipment included in restructuring charges	314	—	—
Stock-based compensation expense	3,270	5,920	10,486
Operating asset and goodwill impairments	21,378	2,460	18,972
Amortization of intangible assets and acquired technology	6,512	8,208	6,154
Gain on sale of auction rate securities	—	(1,238)	—
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	10,848	(22,635)	4,721
Inventory	18,004	(2,016)	3,387
Prepaid expenses and other assets	(22)	(892)	36
Accounts payable and accrued liabilities	(22,544)	21,210	(12,368)

Net cash used by operating activities	(7,796)	(20,949)	(2,990)

Cash flows from investing activities:
Purchases of property and equipment	(4,421)	(1,058)	(1,624)
Purchases of investments	—	(6,610)	(283,596)
Maturities and sales of investments	14,139	29,866	266,533
Acquisitions	—	(54,440)	(11,918)

Net cash provided (used) by investing activities	9,718	(32,242)	(30,605)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	—	507	—
Net proceeds from private stock offering	13,711	38,782	893
Repurchases of common stock	—	—	(5,205)

Net cash provided (used) by financing activities	13,711	39,289	(4,312)

Net increase (decrease) in cash and cash equivalents	15,633	(13,902)	(37,907)
Cash and cash equivalents at beginning of year	13,317	27,219	65,126

Cash and cash equivalents at end of year	$28,950	$13,317	$27,219

Supplemental disclosure of cash flow information:
Cash paid for income taxes	339	188	199
Purchases of equipment included in Accounts payable and accrued liabilities	701	—	—

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple-play broadband. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home and have been deployed by service providers in Asia, Europe and North America.

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred a net loss of $49.8 million for the year ended January 2, 2011 and had an accumulated deficit of $270.6 million as of January 2, 2011. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents and short-term investments are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There were 53 weeks in fiscal year 2010.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with generally accepted accounting principles (GAAP) requires management to make certain estimates, judgments and assumptions for example relating to bad debt expense impairments . The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

Summary of Significant Accounting Policies

Revenue Recognition

In accordance with authoritative guidance revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable and collection of the resulting receivable is reasonably assured.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. In accordance with authoritative guidance, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination is made. Due to economic events that occurred during the third quarter of 2010, the Company performed an assessment for impairment and wrote down goodwill and intangibles by $8.6 million and $12.8 million, respectively. During the fourth quarter of 2010 the Company performed its annual review of intangible assets. There was no further impairment. During the fourth quarter of 2009, the Company performed its annual goodwill assessment. There was no impairment of goodwill. Due to economic events that occurred during the third quarter of 2008, the Company performed an assessment for impairment and wrote down goodwill and intangibles by $7.4 million and $1.1 million, respectively. See Note 3 – Asset Impairments.

Impairment of Long-Lived Assets

In accordance with authoritative guidance, the Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no impairment in 2010 or 2009. During the third quarter of 2008, the Company performed an evaluation of its long-lived assets and recorded an impairment charge of $4.0 million. See Note 3 – Asset Impairments.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 20%, 16% and 14% of accounts receivable at January 2, 2011. Four customers represented 18%, 15%, 10% and 10% of accounts receivable at January 3, 2010. Two customers represented 18% and 16% of revenue for the year ended January 2, 2011. Three customers accounted for 19%, 12%, and 11% of revenue for the year ended January 3, 2010. Four customers accounted for 25%, 23%, 21% and 11% of revenue for the year ended December 28, 2008.

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

Net Loss Per Share

In accordance with ASC 260-10-55, basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Net loss	$(49,763)	$(37,101)	$(41,113)

Weighted average shares outstanding	56,713	38,098	29,084

Basic and diluted net loss per share	$(0.88)	$(0.97)	$(1.41)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Anti-dilutive securities:
Warrants to purchase common stock	341	800	—
Weighted average restricted stock and restricted stock units	1,064	1,422	1,479
Weighted average options to purchase common stock	8,590	2,303	2,362

	9,995	4,525	3,841

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

IPR&D comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, in 2009, the Company recorded an operating asset impairment charge of $2.5 million leaving a balance of $2.5 million of IPR&D. In 2010 the remaining IPR&D was written off as part of the Company’s impairment of certain operating assets. (See Note 3.)

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

The amount of the BBA’s revenue included in Ikanos’ consolidated income statement for the year ended January 3, 2010 was $36.1 million. Disclosure of losses related to the acquisition of the BBA business is impracticable to determine because the business, departments and personnel have been integrated into the comparable departments of Ikanos Communications and is, therefore, omitted.

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

The acquisition was accounted for as a purchase business combination. Under the purchase method of accounting, the total estimated purchase price as shown in the table has been allocated to the net tangible and intangible assets acquired based on their estimated fair values as of the date of the acquisition. Subsequent to the acquisition, certain adjustments were made to the carrying value of certain tangible and intangible assets. Specifically, acquired inventory was reduced in value with a corresponding increase in goodwill and subsequently our goodwill was impaired as described in Note 3 – Asset Impairments. The allocation of the purchase price for this acquisition as of the date of closing was as follows (in thousands):

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

In addition, as part of and in conjunction with the impairment test, the Company determined that the carrying values of certain intangible assets were less than their fair values. Accordingly, the Company recorded a non-cash intangible asset impairment charge of $12.8 million as of October 3, 2010. The fair value calculation that leads to the impairment of the existing technology and customer relationship intangibles of $10.3 million was determined using a discounted cash flow method. The weighted average cost of capital used in the impairment was 25.4% with no perpetual growth rate. The Company also impaired the remaining $2.5 million of IPR&D related to the gateway line of business under the Conexant BBA product line that was acquired in August 2009, since it was determined to have no alternative use and was therefore abandoned.

Information regarding the nonrecurring fair value measurements completed during the quarter ended October 3, 2010 was (in thousands):

		Fair Value Measurement Using*
	Fair Value as of Measurement Date	Level 1	Level 2	Level 3	Impairment Charge
Goodwill	$—	$—	$—	$—	$8,633

Existing technology	$$3,834	$—	$—	$3,834	$4,927
Customer relationships	1,458	—	—	1,458	5,343
In-process research and development	1,435	—	—	1,435	2,475

	$6,727	$—	$—	$6,727	$12,745

*	Note 2 – See Investments and Fair Value Measurements for explanation of Levels 1, 2, and 3.

In 2009 when the Company acquired the Conexant BBA product line in August 2009, it assigned a value of $4.9 million to IPR&D. IPR&D comprised effectively two projects that were in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, the Company recorded an operating asset impairment charge of $2.5 million for the year ended January 3, 2010.

For the year ended December 28, 2008, the Company recorded impairment charges totaling $12.5 million of which $7.4 million related to goodwill, $1.1 million related to intangibles and $4.0 million related to prepaid license fees. The Company also determined that its investment in auction rate securities was impaired (see Note 4), resulting in an additional charge of $6.2 million included in investment gain (impairment) on the Consolidated Statements of Operations.

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

The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 30, 2007	$6,247
Additions in 2008	1,150
Impairment	(7,397)

Goodwill as of December 28, 2008	—
Acquisition of BBA Product Line	8,633

Goodwill as of January 3, 2010	8,633
Impairment	(8,633)

Goodwill as of January 2, 2011	$—

Note 4 – Investments and Fair Value Measurements

The following is a summary of the Company’s investments (in thousands):

		January 2, 2011
	Cost	Gross Unrealized Gain	Estimated Fair Value
Total short-term investments—auction rate securities	$705	$1,295	$2,000

		January 3, 2010
	Cost	Gross Unrealized Gain	Estimated Fair Value
U.S. government agencies	$11,988	$82	$12,070
Corporate bonds and notes	2,151	2	2,153

Total short-term investments	$14,139	$84	$14,223

Long-term investments—auction rate securities*	$705	$—	$705

*	Included in Other assets on the Balance Sheet

The contractual maturities of investments held at January 2, 2011 are as follows (in thousands):

	January 2, 2011
	Cost	Estimated Fair Value
Due within one year	$705	$2,000

There were no unrealized losses on investments aggregated by category as of January 2, 2011 and as of January 3, 2010.

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

A portion of the Company’s available-for-sale portfolio is composed of auction rate securities. Beginning in the third quarter of 2007, auction rate securities of $7.2 million failed to sell at auction. During 2008, upon determining that the decline in market value was other-than-temporary, the Company wrote down the investments in auction rate securities to their estimated realizable fair value of $1.0 million and recorded an investment impairment charge of $6.2 million. During 2009 the Company sold auction rate securities with a face value of $2.2 million and with a cost basis of $0.3 million for $1.5 million, realizing a gain of $1.2 million.

As of January 2, 2011, the Company found a market outside the auction process for its auction rate securities. The auction rate securities have a book value of $0.7 million and face value of $5.0 million. The Company reviewed the marketability of its auction rate securities and received a quoted price of $2.0 million. Accordingly, as of January 2, 2011 the Company reclassified the securities from other assets to short-term investments on the balance sheet and assigned a fair market value of $2.0 million. The Company recorded the $1.3 million difference between its book value of $0.7 million and the market value of $2.0 million as accumulated other comprehensive income on the Balance Sheet. On January 31, 2011 the auction rate securities were sold for $2.0 million. The Company will recognize $1.3 million as investment income in the first quarter of 2011.

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

The Company’s cash and investment instruments are classified within all three levels of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of as of January 2, 2011 and January 3, 2010 is as follows (in thousands):

	January 2, 2011
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$2,000	$—	$2,000

	January 3, 2010
	Level 1	Level 2	Level 3	Total
Money market funds (1)	$43	$—	$—	$43
U.S. government agencies	—	12,070	—	12,070
Corporate bonds and notes	—	2,153	—	2,153
Auction rate securities	—	—	705	705

	$43	$14,223	$705	$14,971

(1)	Commercial paper and money market funds are classified as cash equivalents

In 2008 and 2009, the Company valued the auction rate securities using a DCF model. Assumptions used in valuing each of the auction rate securities include the stated maturity dates between the years 2025 and 2050, the stated coupon rate and an estimated discount rate. The discount rate is an estimate of what the Company believes the security must be discounted to in order to sell today. It is based on a number of factors, including the credit rating of the issuer and the insurance provider for the security. During the year ended December 28, 2008, the Company recorded a charge of $6.2 million as a result of the DCF analysis.

During 2010 there has been a market for auction rate securities outside the auction rate process. Based on quotation received , the Company reclassified the auction rate securities from Level 3 to Level 2. (See discussion above.)

Changes in our Level 3 securities for the year ended January 2, 2011 and January 3, 2010 are as follows (in thousands):

	Year Ended
	January 2, 2011	January 3, 2010
Beginning balance	$705	$1,034
Book value of securities sold	—	(329)
Increase in market value based on quoted prices	1,295	—
Reclassified to Level 2	(2,000)

Ending balance	$—	$705

Note 5 – Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2010	$10	$354	$(292)	$72
2009	7	3	—	10
2008	64	(38)	(19)	7

Note 6 – Inventory

Inventory consisted of the following (in thousands):

	January 2, 2011	January 3, 2010
Finished goods	$11,629	$11,015
Work-in-process	4,758	22,470
Purchased parts and raw materials	659	1,565

	$17,046	$35,050

As a result of reductions in the Company’s revenue forecast, the Company wrote down inventory by $16.8 million during the year ended January 2, 2011. During the year ended January 3, 2010, we recovered and sold $1.6 million of inventory previously written down during the year ended December 28, 2008.

Note 7 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 2, 2011	January 3, 2010
Machinery and equipment	$17,968	$19,386
Software	6,294	4,161
Computer equipment	4,777	4,483
Furniture and fixtures	870	888
Leasehold improvements	960	677
Construction in progress	994	137

	31,863	29,732
Less: Accumulated depreciation and amortization	(23,649)	(22,230)

	$8,214	$7,502

Depreciation expense for property and equipment was $4.2 million, $5.1 million and $6.7 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Note 8 – Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	January 2, 2011			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$13,390	$(10,056)	$3,334	3
Customer relationships	8,216	(6,883)	1,333	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(16,939)	$6,102

	January 3, 2010			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$23,184	$(10,938)	$12,246	3
Customer relationships	13,946	(4,743)	9,203	4
In-process research and development	3,910	—	3,910	*

	$41,040	$(15,681)	$25,359

*	Technical feasibility of the IPR&D has not been reached and, therefore, a useful life has not been determined.

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For the years ended January 2, 2011, January 3, 2010 and December 28, 2008, the amortization of intangible assets was $6.5 million, $8.2 million and $6.2 million, respectively. During the years ended January 2, 2011, January 3, 2010 and December 28, 2008 there were an intangible asset impairment charges of $12.8 million, $2.5 million and $1.1 million, respectively. The estimated future amortization of purchased intangible assets as of January 2, 2011 is $2.5 million in 2011, $1.8 million in 2012 and $0.4 million in 2013.

Note 9 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 2, 2011	January 3, 2010
Accrued compensation and related benefits	$3,289	$6,344
Accrued royalties	2,236	1,200
Accrued rebates	2,216	1,983
Restructuring	1,041	298
Excess lease liability	873	1,496
Warranty accrual	895	660
Other accrued liabilities	2,747	5,069

	$13,297	$17,050

The following table summarizes the activity related to the warranty accrual (in thousands):

	January 2, 2011	January 3, 2010
Balance, beginning of year	$660	$745
Provision	324	437
Usage	(89)	(522)

Balance, end of year	$895	$660

Note 10 – Restructuring Charges

During the first quarter of 2010, the Company implemented a plan to restructure its work force and reduce its cost structure after its acquisition of the BBA product line. Subsequently, during the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. In addition, the Company closed three overseas offices. Total restructuring costs for 2010 amounted to $5.8 million of which $4.7 million related to severance costs, $0.4 million to facilities and $0.7 million to software tools. As of January 2, 2011, the Company has substantially completed its restructuring activities and expects to pay out all remaining liabilities during 2011.

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

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of December 30, 2007	$132	$—	$1,528	$1,660
Cash payments	(132)	—	(1,338)	(1,470)

Balance as of December 28, 2008	—	—	190	190
Restructuring charges	1,338	—	—	1,338
Cash payments	(1,040)	—	(190)	(1,230)

Balance as of January 3, 2010	298	—	—	298
Restructuring charges	4,652	449	693	5,794
Cash payments	(4,386)	(95)	(256)	(4,737)
Other non-cash adjustments *	(111)	(203)	—	(314)

Balance as of January 2, 2011	$453	$151	$437	$1,041

*	Non-cash adjustments relate to stock-based compensation expense and fixed asset dispositions.

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

In November 2010 Tallwood participated in the Company’s stock issuance (see Note 12 below) and purchased an additional 5.6 million shares. Assuming the exercise of the Warrants and the shares outstanding as of January 2, 2011, the Tallwood Investors would own 49% of the Company’s outstanding common stock post closing. Subsequent to this purchase, the voting restrictions discussed in the prior paragraph still remain in effect.

Note 12 – Equity Plans and Related Equity Activity

Common Stock Issuance

On October 25, 2010, the Company filed with the SEC a shelf registration statement on Form S-3 which was declared effective on November 1, 2010. Under this registration statement the Company may offer and sell from time to time in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. In November and December 2010, we sold a total of 12.8 million shares of our common stock resulting in net proceeds of $12.5 million after deducting underwriting discount and offering expenses of $1.0 million.

Common Stock Reserved

As of January 2, 2011, the Company has reserved 18.4 million shares of common stock for future issuance under its various stock plans.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors and terminate ten years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of January 2, 2011, the Company had 0.2 million options outstanding under the 1999 Plan.

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

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. In addition, in August 2009, our stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved for issuance under the 2004 Plan by 5.5 million shares in connection with the BBA acquisition. As of January 2, 2011, the Company had 10.8 million options and awards outstanding and 4.7 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of January 2, 2011, the Company had 2.6 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by Ikanos or any participating subsidiary for at least 20 hours per week. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of January 2, 2011, the Company has reserved no shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Performance Stock Option Agreement for John H. Quigley

In addition to the 600,000 stock options previously granted to Mr. Quigley, in October 2010 the Company granted him an additional 300,000 stock options in connection with his promotion to Chief Executive Officer,. The grant will have a one year vesting schedule that begins upon exceeding certain stock price goals for a period of twenty consecutive days: 100,000 shares begin vesting at a $3.00 average closing price; 100,000 shares begin vesting at a $4.00 average closing stock price and 100,000 shares begin vesting at a $5.00 average closing stock price. The shares will vest in equal quarterly installments over the one year vesting period. The strike price is $1.21 per share, the fair market value of the stock price at the grant date. The term of the grant is ten years. Vesting and price targets are subject to change of control conditions. Mr. Quigley’s options were valued using the Monte Carlo model to simulate future stock price movements in order to determine the fair values of a performance option grant. The simulations account for the vesting and exercise provisions of the grant.

Stock-Based Compensation

Stock-based compensation expense related to all stock-based compensation awards was $3.4 million, $5.9 million, and $10.5 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

As of January 2, 2011, there was $8.4 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.2 years

Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2010	2009	2008
Option Grants:
Expected volatility	62-66%	61-70%	61-65%
Expected dividends	—	—	—
Expected term of options (in years)	3.3-4.6	4.3-5.3	4.5-6.1
Risk-free interest rate	1.0-2.4%	2.0-2.3%	2.7-3.8%
ESPP:
Expected volatility	60-85%	62-85%	42-75%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2-1.1%	0.2-1.5%	1.1-3.9%

Expected volatility: The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility.

Expected term: The expected term is based on several factors including historical observations of employee exercise patterns during the Company’s history, peer company employee exercise behavior and expectations of employee exercise behavior in the future giving consideration to the contractual terms of the stock-based awards. The expected term of options granted is derived from the average midpoint between vesting and the contractual term.

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 3, 2010	1,095	$5.30
Granted	7,476	1.60
Exercised	(238)	1.38
Forfeited or expired	(5,139)	2.34

Outstanding at January 2, 2011	10,869	$1.83	5.86	$777

Exercisable at January 2, 2011	2,093	$2.93	3.54	$60

The weighted average grant date fair value of options granted during the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $0.85, $0.86, and $1.68, respectively. The total intrinsic value of options exercised during the years ended January 2, 2011, January 3, 2010, and December 28, 2008 was $0.3 million, insignificant and $0.6 million, respectively.

The following table summarizes information about stock options as of January 2, 2011 (in thousands, except per share):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.48 to $1.16	396	5.5	$0.95	71	$0.48
$1.18 to $1.18	3,514	6.7	1.18	—	—
$1.19 to $1.74	1,337	6.8	1.51	57	1.64
$1.77 to $18.36	5,622	5.2	2.38	1,965	3.05

	10,869	5.9	1.83	2,093	2.93

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 3, 2010	499	$2.73
Granted	7	2.54
Vested	(185)	4.88
Forfeited	(206)	1.98

Restricted stock units outstanding at January 2, 2011	115	1.82

The weighted average grant date fair value per restricted stock units granted was $2.54, $1.71, and $4.23 during the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively. The total fair values of restricted stock units that vested were $0.9 million, $4.0 million, and $7.1 million during the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2014. Tax related withholdings of restricted stock units totaled $0.1 million, $1.1 million, and $0.9 million during the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at January 3, 2010	833	$1.68
Granted	60	1.50
Vested	(169)	1.63

Restricted stock outstanding at January 2, 2011	724	1.67

The total fair value of restricted stock that vested was $0.3 million, $0.5 million and $0.6 million during the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively. The restricted stock has three years vesting terms and is scheduled to vest through 2013.

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

The fair value of the SARs was estimated on the date of grant using the Monte-Carlo Simulation model with the assumptions of an expected volatility of 64.3%, expected term of seven years, no expected dividends, a risk free interest rate of 2.9%, that exercise of vested SARs occur uniformly on the interval of the vesting date and that the future stock price paths has been simulated by pulling a “Random Draw” from a uniform distribution on the interval of [0, 1]. The weighted average grant date fair value of the SARS was $0.90. No SARs vested during fiscal 2009 or 2010. The grant was cancelled in fiscal 2010 due to his termination.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $1.2 million, $0.5 million and $0.5 million for the years ended January 2, 2011, January 3, 2010, and December 28, 2008, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended January 2, 2011, January 3, 2010, and December 28, 2008.

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

Note 14 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended January 2, 2011, January 3, 2010 and December 28, 2008 was $2.9 million, $2.0 million, and $1.4 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.

Future minimum lease payments as of January 3, 2010 under non-cancelable leases with original terms in excess of one year are $2.7 million in 2011; $1.3 million in 2012; $1.2 million in 2013; $1.0 million in 2014 and $0.6 million in 2015 and thereafter.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. A briefing schedule for the appeal has not yet been scheduled. The Company cannot predict the likely outcome of the appeal, and an adverse result in the litigation could have a material effect on its financial statements.

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

Note 15 – Income Taxes

The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
United States	$(10,853)	$(5,480)	$(41,701)
Foreign	(39,291)	(31,463)	808

	$(50,144)	$(36,943)	$(40,893)

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Current :
Federal	$(11)	$(57)	$48
State and local	5	2	2
Foreign	(116)	639	170

	(122)	584	220
Deferred—Foreign	(259)	(426)	—

	$(381)	$158	$220

The reconciliation between the provision for (benefit from) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	January 2, 2011	January 3, 2010	December 28, 2008
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	27	30	—
Change in valuation allowance	8	17	34
Gain from sale of inventory to foreign subsidiaries	2	(7)	—
Licensing technology to foreign subsidiaries	—	(6)	—
Stock-based compensation	1	6	2
Tax credits	(2)	—	—
Non-deductible expenses	—	(4)	—

	1%	1%	1%

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended
	January 2, 2011	January 3, 2010
Deferred tax assets :
Net operating loss carry forwards	$2,556	$346
Depreciation and amortization	649	336
Research and development and other credits	1,261	226
Accrued reserves and other	2,816	3,673
Stock-based compensation	2,533	2,724
Acquired intangibles	5,808	4,312

	15,623	11,617
Valuation allowance	(14,937)	(11,191)

	$686	$426

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the deferred tax assets will not be realizable in future periods. The valuation allowance for deferred tax assets increased marginally by $3.7 million as of January 2, 2011 versus an increase of $0.4 million as of January 3, 2010.

As of January 2, 2011, the Company had net operating loss carryforwards for federal and state of California tax purposes of $4.7 million and $15.0 million respectively. The net operating loss carryforwards will begin to expire beginning in 2030 for federal and 2032 for California, if not utilized. The Company has research and development tax credits of approximately $1.1 million and $0.2 million for federal and California income tax purposes, respectively. If not utilized, the federal credit carry forward will begin to expire in 2030. The California credit can be carried forward indefinitely.

The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits, in a separate memo account pursuant to ASC 718. Therefore, these amounts are no longer included in the Company gross or net deferred tax assets. Pursuant to ASC 718, the benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts recorded in the memorandum account as of January 2, 2011 are not material for both federal and state tax purposes.

Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested. The amount of unremitted earnings as of January 2, 2011 is approximately $7.0 million.

The Company’s Indian subsidiary operates in two locations, one in Bangalore and the other in Noida. The Bangalore unit enjoys a special tax holiday under provisions of Section 10A of the Indian Income Tax Act, 1961; and this tax exemption is available until March 31, 2011 under the existing provisions of the Act. The Noida unit does not enjoy this tax exemption and its net income will be taxed at the current rate of 33.22%

The Company adopted the provisions of ASC 740 as of January 1, 2007. A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2010	2009	2008
Balance at beginning of year	$109	$3,900	$3,800
Changes for tax positions of prior years	65	(3,800)	100
Additions for tax positions of prior years	4	9	—

Balance at end of year	$178	$109	$3,900

The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. Amounts of accrued interest and penalty recorded were not material as of January 2, 2011.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by income taxing authorities at this time. The Company’s tax years starting from 1999 to 2010 remain open in various tax jurisdictions.

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

Note 16 – Significant Customer Information and Segment Reporting

In ASC 280, the FASB establishes standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	January 2, 2011		January 3, 2010		December28, 2008
China	$53,560	28%	$20,165	15%	$1,149	1%
Japan	29,833	16	30,328	23	51,361	48
France	46,442	24	27,625	21	25,239	24
United States	4,672	2	10,740	8	8,420	8
Other	57,170	30	41,830	33	20,336	19

	$191,677	100%	$130,688	100%	$106,505	100%

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

	January 2, 2011		January 3, 2010		December 28, 2008
Broadband DSL	$115,723	60%	$86,126	66%	$89,374	84%
Communication Processors	45,129	24	35,701	27	17,131	16
Other	30,825	16	8,861	7	—	—

	$191,677	100%	$130,688	100%	$106,505	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) was as follows (in thousands):

	January 2, 2011	January 3, 2010
United States	$6,295	$4,881
Asia, predominantly India	1,914	2,531
Other	5	90

	$8,214	$7,502

Note 17 – Subsequent Event

On February 11, 2011, the Company completed a loan and security agreement which provides for a $15.0 million senior secured revolving credit facility under which the Company may borrow or have the bank issue letters of credit up to 80% of eligible accounts receivable at any time until February 11, 2013. Loans made under the Agreement will bear interest either at the bank prime plus 150 basis points or LIBOR plus 350 basis points, subject to certain adjustments. The Company has paid a non-refundable commitment fee of $75 thousand and has agreed to pay a fee in an amount equal to 0.5% per year of the average unused portion of the line of credit. The Company’s obligations under the Loan Agreement will be secured by a lien on substantially all the company’s tangible and intangible assets, subject to certain exceptions.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	March 29, 2009	June 28, 2009	Sept. 27, 2009	Jan. 3, 2010	April 4 2010	July 4, 2010	October 3, 2010	Jan. 2, 2011
Revenue	$20,734	$22,429	$29,334	$58,191	$57,383	$55,615	$41,536	$37,143
Cost of revenue (a)	12,254	13,139	19,036	40,590	35,438	42,456	28,575	20,223

Gross margin	8,480	9,290	10,298	17,601	21,945	13,159	12,961	16,920

Operating expenses:
Research and development	8,863	9,591	13,290	18,061	17,072	16,144	14,757	12,796
Selling, general and administrative	5,638	6,042	9,615	9,679	7,787	7,691	6,467	5,294
Asset impairments	—	—	2,460	—	—	—	21,378	—
Restructuring charges	267	279	502	290	1,483	—	3,757	554

Total operating expenses	14,768	15,912	25,867	28,030	26,342	23,835	46,359	18,644

Loss from operations	(6,288)	(6,622)	(15,569)	(10,429)	(4,397)	(10,676)	(33,398)	(1,724)
Investment gain	—	—	—	1,238	—	—	—	—
Interest income, net	237	220	146	124	62	(7)	8	(12)

Loss before provision for income taxes	(6,051)	(6,402)	(15,423)	(9,067)	(4,335)	(10,683)	(33,390)	(1,736)
Provision for (benefit from) income taxes	37	43	31	47	68	42	(129)	(362)

Net loss	$(6,088)	$(6,445)	$(15,454)	$(9,114)	$(4,403)	$(10,725)	$(33,261)	$(1,374)

Basic and diluted net loss per share:	$(0.21)	$(0.22)	$(0.40)	$(0.17)	$(0.08)	$(0.20)	$(0.61)	$(0.02)

Weighted average number of shares (basic and diluted)	29,094	29,397	38,802	53,883	54,063	54,511	54,904	63,025

(a)	The cost of revenue for the quarter ended January 2, 2011 includes a net adjustment of $0.8 million primarily related to certain overhead charges that were not expensed in the associated 2010 quarters when their related capitalized inventory was written down. The net adjustment was not material to our consolidated financial statements as issued on our previously filed quarterly reports on Form 10-Q and had no impact on our fiscal 2010 annual results.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 2, 2011. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of January 2, 2011, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended January 2, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the Proxy Statement) for our 2011 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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

The information included under the following captions in our Proxy Statement is incorporated herein by reference: Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in 2010, Outstanding Equity Awards at 2010 Year End, Option Exercises and Stock Vested in 2010, Nonqualified Deferred Compensation, Potential Payments upon Termination or Change in Control, Director Compensation and Compensation Committee Interlocks and Insider Participation. The information included under the heading Compensation Committee Report in our Proxy Statement is incorporated herein by reference; however, this information shall not be deemed to be “soliciting material” or to be “filed” with the Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Exchange Act.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from Share Ownership by Principal Stockholders and Management in our Proxy Statement.

Equity Compensation Plan Information

The following table provides information as of January 2, 2011 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan (2004 ESPP) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	10,983,785	$1.83	7,262,894	(4)
Equity compensation plans not approved by security holders	—	—	149,215	(5)

Total	10,983,785	1.83	7,412,109

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 10,869,052 shares (ii) shares of common stock issuable upon the vesting of restricted stock units for 114,733 shares.

(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.

(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Includes 4,655,836 shares available for future issuance under the 2004 Plan and 2,607,058 shares available for future issuance under the 2004 ESPP.

(5)	Shares available for future issuance under the Doradus Plan.

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

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
3.1	Form of Certificate of Incorporation, as amended, June 16, 2008. Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2009 .

3.2	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Statement on Form 10-K filed with the SEC on November 11, 2009.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006. .

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.7	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8

Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.10*	Separation and Release Agreement with Michael Gulett dated as of April 30, 2010. Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.11*	Separation and Release Agreement with Craig Garen dated as of April 1, 2010. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2010.

10.12*	Separation and Release Agreement with Cory J. Sindelar. Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.13*	Offer letter with Dennis Bencala dated as of August 2, 2010. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.14*	Offer letter with John Quigley dated as of August 3, 2010. Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.

TRADEMARKS

Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale Vectoring, Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications, Inc..

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

March 10, 2011	/S/ JOHN H. QUIGLEY
John H. Quigley President and Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints John H. Quigley and Dennis Bencala, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date
/S/ JOHN H. QUIGLEY John H. Quigley	President and Chief Executive Officer (Principal Executive Officer)	March 10, 2011

/S/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	March 10, 2011

/S/ DIOSDADO BANATAO Diosdado Banatao	Chairman of the Board and Director	March 10, 2011

/S/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	March 10, 2011

/S/ FREDERICK M. LAX Frederick M. Lax	Director	March 10, 2011

/S/ R. DOUGLAS NORBY R. Douglas Norby	Director	March 10, 2011

/S/ GEORGE PAVLOV George Pavlov	Director	March 10, 2011

/S/ JAMES SMAHA James Smaha	Director	March 10, 2011

Exhibit Index

Exhibit Number	Description
3.1	Form of Certificate of Incorporation, as amended, June 16, 2008. Incorporated by reference to Exhibit 3.1 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 11, 2009 .

3.2	Form of Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Statement on Form 10-K filed with the SEC on November 11, 2009.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006. .

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease Agreement, dated as of February 7, 2006, between Registrant and ProLogis, and addendums thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.7	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.10*	Separation and Release Agreement with Michael Gulett dated as of April 30, 2010. Incorporated by reference to Exhibit 10.6 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.11*	Separation and Release Agreement with Craig Garen dated as of April 1, 2010. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2010.

10.12*	Separation and Release Agreement with Cory J. Sindelar. Incorporated by reference to Exhibit 10.7 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.13*	Offer letter with Dennis Bencala dated as of August 2, 2010. Incorporated by reference to Exhibit 10.8 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

10.14*	Offer letter with John Quigley dated as of August 3, 2010. Incorporated by reference to Exhibit 10.9 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 11, 2010.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Indicates a management contract or compensatory plan or arrangement.