Form 10-Q
period 2011-04-03
IKANOS COMMUNICATIONS
filed 2011-05-05
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 3, 2011

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

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) had been subject to such filing requirements for the past 90 days.    Yes   ☒    No   ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $0.001 par value, was 68,185,912 as of April 29, 2011.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	April 3, 2011	January 2, 2011
Assets

Current assets:
Cash and cash equivalents	$34,859	$28,950
Short-term investments	—	2,000
Accounts receivable	19,214	24,147
Inventory	15,109	17,046
Prepaid expenses and other current assets	2,266	2,096

Total current assets	71,448	74,239
Property and equipment, net	7,340	8,214
Intangible assets, net	5,477	6,102
Other assets	1,839	1,142

	$86,104	$89,697

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,574	$10,401
Accrued liabilities	12,985	13,297

Total current liabilities	22,559	23,698
Long-term liabilities	478	478

	23,037	24,176
Commitments and contingencies (Note 8)
Stockholders’ equity	63,067	65,521

	$86,104	$89,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Revenue	$31,672	$57,383
Cost of revenue (1)	15,151	35,438

Gross profit	16,521	21,945

Operating expenses:
Research and development (2)	13,656	17,072
Selling, general and administrative (3)	6,145	7,787
Restructuring charges	47	1,483

Total operating expenses	19,848	26,342

Loss from operations	(3,327)	(4,397)
Gain on sale of marketable securities	1,295	—
Interest income and other, net	68	62

Loss before provision for income taxes	(1,964)	(4,335)
Provision for income taxes	99	68

Net loss	$(2,063)	$(4,403)

Basic and diluted net loss per share	$(0.03)	$(0.08)

Weighted average number of shares (basic and diluted)	68,186	54,063

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$42	$36
(2) Research and development	408	681
(3) Selling, general and administrative	425	601

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	April 3, 2011	April 4, 2010
Cash flows from operating activities:
Net loss	$(2,063)	$(4,403)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,181	744
Stock-based compensation expense	875	1,318
Amortization of intangible assets and acquired technology	625	2,344
Gain on sale of marketable securities	(1,295)	—
Changes in assets and liabilities:
Accounts receivable, net	4,933	(3,844)
Inventory	1,937	2,362
Prepaid expenses and other assets	(867)	(267)
Accounts payable and accrued liabilities	(701)	(3,602)

Net cash provided (used) by operating activities	4,625	(5,348)

Cash flows from investing activities:
Purchases of property and equipment	(747)	(463)
Maturities and sales of investments	2,000	5,510

Net cash provided by investing activities	1,253	5,047

Cash flows from financing activities:
Net proceeds from exercise of stock options	31	—

Net increase in cash and cash equivalents	5,909	(301)
Cash and cash equivalents at beginning of period	28,950	13,317

Cash and cash equivalents at end of period	$34,859	$13,016

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and software for interactive triple play broadband. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services to the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by service providers in Asia, Europe and North America.

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred a net loss of $2.1 million for the three months ended April 3, 2011 and had an accumulated deficit of $272.7 million as of April 3, 2011. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash and cash equivalents, which include money market funds, and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in our Annual Report on Form 10-K filed with the SEC on March 10, 2011 (Annual Report).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended April 3, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012 or for any other future period.

Use of Estimates

The preparation of the Company’s unaudited condensed consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would be affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require the Company’s management’s judgment in its application. There are also areas in which the Company’s management’s judgment in selecting any available alternative would not produce a materially different result.

Recent Accounting Pronouncements

In January 2010, the Financial Accounting Standards Board (FASB) issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim and annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The implementation of this guidance had no impact and is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 2, 2011, included in our Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are credit worthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments have included a diversified portfolio of commercial paper and government agency bonds. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Four customers represented 27%, 18%, 11% and 10% of accounts receivable at April 3, 2011. Three customers represented 26%, 21% and 18% of accounts receivable at January 2, 2011. Two customers accounted for 24% and 17% of revenue for the three months ended April 3, 2011. Three customers accounted for 16%, 12%, and 11% of revenue for the three months ended April 4, 2010.

Concentration of Suppliers

The Company subcontracts all of the manufacturing, assembly and testing of its products to third parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources with whom the Company has no long-term contracts manufacture, assemble and test the Company’s products. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Net loss	$(2,063)	$(4,403)
Other comprehensive loss–unrealized loss on marketable securities	—	(51)

	$(2,063)	$(4,454)

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 3, 2011	April 4, 2010
Net loss	$(2,063)	$(4,403)
Weighted average number of shares	68,186	54,063

Basic and dilutive net loss per share	$(0.03)	$(0.08)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Anti-dilutive securities:
Warrants to purchase common stock	3,033	2,340
Weighted average restricted stock units	827	1,230
Weighted-average options to purchase common stock	10,814	8,718

	14,674	12,288

Note 2 – Investments and Fair Value Measurements

As of April 3, 2011, the Company has no short-term investments. During the first quarter of 2011, the Company sold its auction rate securities for $2.0 million and recognized a gain of $1.3 million. The Company has invested the $2.0 million of proceeds in money market funds. Money market funds are considered cash equivalents and included in cash and cash equivalents on the balance sheet.

The following is a summary of the Company’s investments as of January 2, 2011 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
Total short-term investments—auction rate securities	$705	$1,295	$2,000

There were no unrealized losses on investments aggregated by category as of January 2, 2011.

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

Fair Value Measurements

Accounting Standards Codification (ASC) 820-20 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments are classified within Levels 1 and 2 of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper, corporate bonds and notes and auction rate securities. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of April 3, 2011 and January 2, 2011 was (in thousands):

	April 3, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$2,001	$—	$—	$2,001

	January 2, 2011
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$2,000	$—	$2,000

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	April 3, 2011	January 2, 2011
Finished goods	$8,509	$11,629
Work-in-process	5,817	4,758
Purchased parts and raw materials	783	659

	$15,109	$17,046

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 3, 2011	January 2, 2011
Machinery and equipment	$18,066	$17,968
Software	7,095	6,294
Computer equipment	4,811	4,777
Furniture and fixtures	870	870
Leasehold improvements	964	960
Construction in progress	364	994

	32,170	31,863
Less: Accumulated depreciation and amortization	(24,830)	(23,649)

	$7,340	$8,214

Depreciation and amortization expense for property and equipment was $1.2 million and $0.7 million for the three months ended April 3, 2011 and April 4, 2010, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	April 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(10,556)	$2,834	3
Customer relationships	8,216	(7,008)	1,208	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(17,564)	$5,477

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(10,056)	$3,334	3
Customer relationships	8,216	(6,883)	1,333	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(16,939)	$6,102

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended April 3, 2011 and April 4, 2010, the amortization of intangible assets was $0.6 million and $2.3 million, respectively. The estimated future amortization of purchased intangible assets as of April 3, 2011 is $1.8 million for the remainder of 2011, 1.8 million in 2012 and $0.4 million in 2013.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 3, 2011	January 2, 2011
Accrued compensation and related benefits	$3,057	$3,289
Accrued royalties	2,517	2,236
Accrued rebates	2,085	2,216
Warranty accrual	741	895
Restructuring	582	1,041
Excess lease liability	499	873
Other accrued liabilities	3,504	2,747

	$12,985	$13,297

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	April 3, 2011	April 4, 2010
Balance, beginning of period	$895	$660
Provision (benefit)	(135)	175
Usage	(19)	(8)

Balance, end of period	$741	$827

Note 7 – Restructuring Charges

During the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. The Company expects the remaining severance and benefit costs to be paid in 2011. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 2, 2011	$453	$151	$437	$1,041
Restructuring charges	47	—	—	47
Cash payments	(388)	(9)	(109)	(506)

Balance as of April 3, 2011	$112	$142	$328	$582

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended April 3, 2011 and April 4, 2010 was $0.6 million and $0.7 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of April 3, 2011 under non-cancelable leases with original terms in excess of one year are $1.4 million for the remainder of 2011, $2.5 million in 2012, $2.7 million in 2013, $2.4 million in 2014 and $5.3 million in 2015 and thereafter.

Purchase Commitments

As of April 3, 2011, the Company had $2.5 million of inventory purchase obligations with various suppliers.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to its contractual indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with authoritative guidance.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any costs under these indemnity agreements or provisions.

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. The Company opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. The Company will file its opposition brief by June 17, 2011. The Company cannot predict the likely outcome of its opposition brief, and an adverse result in the litigation could have a material effect on its financial statements.

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than as set forth above, the Company does not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on its results of operations, cash flows or financial position.

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sale of semiconductors.

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended
	April 3, 2011		April 4, 2010
China	$3,865	12%	$13,542	24%
Japan	8,235	26	8,331	15
France	8,566	27	8,796	15
Hong Kong	1,314	4	7,755	14
Taiwan	4,362	14	4,690	8
United States	313	1	1,668	3
Other	5,017	16	12,601	21

	$31,672	100%	$57,383	100%

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two product families. Revenue and percentage of revenue by product family is as follows (in thousands):

	Three Months Ended
	April 3, 2011		April 4, 2010
Broadband DSL	$16,765	53%	$33,681	59%
Communications Processors	9,875	31	15,904	28
Other	5,032	16	7,798	13

	$31,672	100%	$57,383	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	April 3, 2011	January 2, 2011
United States	$4,960	$6,295
Asia, predominantly India	1,657	1,914
Other	723	5

	$7,340	$8,214

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, expected benefits or our corporate restructuring, our ability to operate internationally and fluctuations in our stock price are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

These risks are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could adversely impact our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the fiscal year ended

January 2, 2011, contained in our Annual Report on Form 10-K filed on March 10, 2011.

In this quarterly report on Form 10-Q, references to “Ikanos,” “we,” “us,” “our” or the “Company” means Ikanos Communications, Inc. and its subsidiaries except where it is made clear that the term means only the parent company.

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

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to the service provider market.

We have not been profitable for five years. We incurred a net loss of $2.1 million for the fiscal quarter ended April 3, 2011 and had an accumulated deficit of $272.7 million as of April 3, 2011. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under the Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

We were incorporated in April 1999 and, through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three fiscal years, our revenue was $106.5 million in fiscal year 2008, $130.7 million in fiscal year 2009 and $191.7 million in fiscal year 2010.

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

Furthermore, our future revenue growth depends upon new service providers’ beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. However we believe our team of engineers, DSL products, technology, patents and other intellectual property will allow us to create products which will allow us to extend our market leadership and enable us to implement our digital home initiatives and next generation VDSL2 development.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, and have not changed materially as of April 3, 2011.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Depending on the distributor, product sales to the distributor are recognized either based on contract terms or when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Revenue declined by $25.7 million, or 45%, to $31.7 million for the three months ended April 3, 2011 from $57.4 million in the three months ended April 4, 2010. Revenue decreased throughout 2010 from $57.4 million in the first quarter to $55.6 million in the second quarter, to $41.5 in the third quarter and to $37.1 million in the fourth quarter. The decline in first quarter revenue reflects Ikanos’ move away from lower margin segments of the ADSL market, and our customers’ desire to have multiple sources of supply for VDSL components. We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. However, customer concentration may diversify across more carrier customers as we expect more service providers world-wide to begin deployments of our broadband solutions.

The following direct customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

	Three Months Ended
Our Direct Customer	April 3, 2011	April 4, 2010
Sagemcom	24%	12%
Paltek Corporation	17	*
Flextronics International Ltd.	*	16
ZTE Corporation	*	11

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	April 3, 2011	April 4, 2010
China	12%	24%
Japan	26	15
France	27	15
Hong Kong	4	14
Taiwan	14	8
United States	1	3
Other	16	21

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Revenue from China in the first quarter of 2011 was $3.9 million, a decline of $9.6 million from the $13.5 million of revenue recognized in the first quarter of 2010. Compared to the fourth quarter of 2010, Chinese revenue fell by $0.6 million or 14% from $4.5 million to $3.9 million. Japanese first quarter revenue of $8.2 million was flat versus $8.3 million in the first quarter of 2010 and was greater than fourth quarter 2010 revenue of $6.4 million. Although French revenue of $8.6 million in the first quarter of 2011 was only marginally lower than the $8.8 million of revenue in the first quarter of 2010, French revenue was substantially lower than the $12.7 million recognized in the fourth quarter of 2010. Other includes Italy, the Netherlands and South Korea, all of whose revenue declined from the first quarter of 2010 to the first quarter of 2011.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	April 3, 2011	April 4, 2010
Broadband DSL	53%	59%
Communications Processors	31	28
Other	16	13

The change in mix reflects the decline in our ADSL business and our continuing migration away from lower margin products.

Cost and Operating Expenses

	Three Months Ended
	April 3, 2011	April 4, 2010	% Change
	(In millions)
Cost of revenue	$15.2	$35.4	(57)%
Research and development	13.7	17.1	(20)
Sales, general and administrative	6.1	7.8	(22)
Restructuring charges	—	1.5	*

*	Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	April 3, 2011	April 4, 2010
Cost of revenue	48%	62%
Research and development	43	30
Sales, general and administrative	19	14
Restructuring charges	—	3

Cost of Revenue

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

Cost of revenue decreased 57% to $15.2 million for the three months ended April 3, 2011 compared to $35.4 million for the three months ended April 4, 2010. The decrease in cost of revenue is directly attributable to our first quarter 2011 sales decline particularly in China and Hong Kong of 2010. Our gross margins were 52% for the three months ended April 3, 2011 as compared to 38% for the year ago period. The increase in gross margin is attributable to the lower intangible amortization charges of $1.0 million, the 2010 amortization of the fair value adjustment of inventory acquired of $1.5 million related to a prior acquisition and the revenue recognized in the first quarter of 2011 from the sale of previously written off inventory of $1.7 million.

Research and development

All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses decreased $3.4 million, or 20%, to $13.7 million for the three months ended April 3, 2011 compared to $17.1 million for the three months ended April 4, 2010. Personnel costs declined by $1.8 million as a result of our restructurings in the first quarter of 2010 to better align the Company after the 2009 Broadband Acquisitions product line and in third quarter of 2010 to reflect the decline in our sales forecasts related to declining ADSL sales and our moving away from lower margin products. Other reductions included $0.3 million of lower stock-based compensation related to personnel reduction, $0.6 million related to lower software and licensing fees, and $0.5 million related to lower backend costs, resulting, in part, from moving from gold to copper for wafers.

The majority of our R&D personnel are located in the United States or India. As of April 3, 2011, we had 241 people engaged in research and development, of whom 84 were located in India and 152 were located in the United States. As of April 4, 2010, we had 332 people engaged in research and development, of whom 127 were located in India and 158 were located in the United States.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $1.7 million for the three months ended April 3, 2011, or 22%, to $6.1 million compared to $7.8 million for the three months ended April 4, 2010. The decline in SG&A expense includes lower personnel costs of $0.9 million which was the result of our first and third quarter 2010 restructuring efforts; lower stock compensation costs of $0.2 million and lower amortization of acquired intangibles of $0.8 million which was the result of our impairment of intangible assets taken in the third quarter of 2010.

As of April 3, 2011, SG&A headcount was 80 compared to 108 at April 4, 2010.

Restructuring charges

During the first quarter of 2010, we implemented a plan to restructure our work force and reduce our cost structure subsequent to our 2009 acquisition of the Conexant BBA product line. Restructuring charges, consisting of severance and benefits costs, were $1.5 million. The remaining severance and benefit costs related to this restructuring were generally paid in fiscal year 2010.

During the first quarter of 2011, we incurred an additional $47 thousand related to our third quarter 2010 restructuring. There is no outstanding liability from our first quarter 2010 restructuring plan. We expect the remaining severance related to the third quarter 2010 restructuring plan to be paid out in 2011 and the remaining facilities and tooling costs from our third quarter 2010 restructuring plan to be paid during the fiscal years of 2011 through 2013.

Gain on sale of marketable securities

In the first quarter of 2011 we sold our auction rate securities for $2.0 million and recognized a gain of $1.3 million.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash and cash equivalents (which includes money market funds) and is partially offset by other non-operating expenses. For the three months ended April 3, 2011 and the three months ended April 4, 2010, interest income and other, net was $0.1 million.

Provision for income taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. Tax expense was marginally higher in the first quarter of 2011 versus the first quarter of 2010 due in part to the expiration of our Indian subsidiary’s tax holiday during the current year. Federal income taxes have not been provided for on a portion of the unremitted earnings of foreign subsidiaries because such earnings are intended to be permanently reinvested.

Net loss

As a result of the above factors, we had a net loss of $2.1 million for the three months ended April 3, 2011 compared to a net loss of $4.4 million for the three months ended April 4, 2010. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and investments increased by $3.9 million to $34.9 million as of April 3, 2011 versus $31.0 million as of January 3, 2010.

As of April 3, 2011, we have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended April 3, 2011 and April 4, 2010 (in millions):

	2011	2010
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$29.0	$13.3
Net cash used by operating activities	4.6	(5.3)
Net cash provided by investing activities	1.3	5.0

Cash and cash equivalents - end of period	$34.9	$13.0

Operating Activities

For the three months ended April 3, 2011, we generated $4.6 million of net cash from operating activities while incurring a net loss of $2.1 million. Included in the net loss was approximately $2.7 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $4.9 million and inventory of $1.9 million slightly offset by an increase in prepaid expenses and other assets of $0.9 million and a decrease in accounts payable and accrued liabilities of $0.7 million. In addition, our $1.3 million gain on the sale of auction rate securities is a reduction to cash from operating activities, but the proceeds from the sale are included in cash from investing activities.

For the three months ended April 4, 2010, we used $5.3 million of net cash in operating activities, while incurring a net loss of $4.4 million. Included in the net loss was approximately $4.4 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in inventory of $2.4 million offset by an increase in accounts receivable of $3.8 million and a $3.6 million decrease in accounts payable and accrued liabilities. Accounts receivable increased as we recognized a majority of our revenue for three months ended April 4, 2010 in the last fiscal month. Accounts payable decreased as our vendors used the tightness in the supply chain to ensure timely payment of invoices.

Investing Activities

Investing activities provided $1.3 million for the three months ended April 3, 2011, primarily consisting of $2.0 million in proceeds from the sale of our auction rate securities, offset by capital expenditures of $0.7 million.

Investing activities provided $5.0 million for the three months ended April 4, 2010, primarily consisting of $5.5 million from the sales of short-term investments, offset by capital expenditures of $0.5 million.

We currently have no investments. Previously, we have classified our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. We have used cash to invest in technologies that enhance and expand our product offering and, we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

There was minimal financing activity for each of the three month periods ending April 3, 2011 and April 4, 2010.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and Off-Balance Sheet Arrangements

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of April 3, 2011, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and thereafter
Operating lease payments	$14.3	$1.4	$5.2	$4.4	$3.3
CAD software tools	4.1	2.8	1.3	—	—
Inventory purchase obligations	2.5	2.5	—	—	—

	$20.9	$6.7	$6.5	$4.4	$3.3

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

Recent Accounting Pronouncements

Recent accounting pronouncements are detailed above and in Note 1 to our Consolidated Financial Statements included in our Annual Report on Form 10-K filed with the SEC on March 10, 2011.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of April 3, 2011, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments currently consist primarily of money market funds and are carried at market value.

As of April 3, 2011, we had cash and cash equivalents totaling $34.9 million. Money market funds are considered cash equivalents and accounted for $2.0 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Investment Risk

Our marketable securities portfolio as of April 3, 2011 was $2.0 million and consisted entirely of money market funds. Our money market funds are considered cash equivalents and included in the line item cash and cash equivalents on our balance sheet. Investment risk is minimal.

Foreign Currency Risk

Our revenue and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change fiscal year 2011 projected operating expenses by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this quarterly report on Form 10-Q. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on their evaluation, our certifying officers concluded that these disclosure controls and procedures were effective at the reasonable assurance level.

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within Ikanos have been detected. There was no change in our internal control over financial reporting during the quarter ended April 3, 2011 that our certifying officers concluded materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We will file our opposition brief by June 17, 2011. We cannot predict the likely outcome of our opposition brief, and an adverse result in the litigation could have a material effect on our financial statements.

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. Based on current available information, other than as set forth above, we do not expect that the ultimate outcome of any currently pending unresolved matters, individually or in the aggregate, will have a material adverse effect on our results of operations, cash flows or financial position.

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

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, often connected with or in anticipation of, maturing product cycles and declines in general economic conditions. To respond to these downturns, some service providers have decreased their capital expenditures, changed their purchasing practices to use refurbished rather than purchasing new equipment, canceled or delayed new developments, and taken a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, has reduced the demand for new semiconductors by our direct customers which could result in significant fluctuations of revenue as the economy changes.

Any future downturns may reduce our revenue and result in us having excess inventory. By contrast, any upturn in the semiconductor industry could result in increased demand and competition for limited production capacity, which may affect our ability to ship products and prevent us from benefiting from such an upturn. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

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

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. In addition, the acquisition of other businesses can generate extraordinary expenses, such as our acquisition of the Broadband Access, or BBA, product line from Conexant Systems, Inc. in 2009. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

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

Since our inception, we have only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past five fiscal years. We have an accumulated deficit of $272.7 million as of April 3, 2011. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds received by us from our public offering in fiscal year 2010 will be sufficient to meet our anticipated cash needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities. The sale of additional equity securities could result in additional dilution to our stockholders. The incurrence of indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” At any given time, we are competing for one or more of these design wins and we often incur significant expenditures over multiple fiscal quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM’s equipment that we are designed into will be marketed, sold or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time to time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.

If we are unable to develop, introduce or achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our industry is characterized by rapid technological innovation and intense competition. Our future success will depend on our ability to continue to predict what new products are needed to meet the demand of the broadband, communication processor or other markets addressable by our products and then introduce, develop and distribute such products in a timely and cost-effective manner. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. We have in the past invested substantial resources in developing and purchasing emerging technologies that did not achieve the market acceptance that we had expected.

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

If we do not successfully manage our inventory in the transition process to next generation semiconductor products, our operating results may be harmed.

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

Our product margins vary widely by product. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product family can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we forecast a quarter’s product mix, actual results can be materially different than our forecast, which could negatively impact our revenue and margins.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. The following customers accounted for more than 10% of our revenue in the periods indicated below:

	Year Ended		Quarter Ended April 3, 2011
Direct Customer	January 3, 2010	January 2, 2011
Sagemcom	19%	16%	24%
Paltek Corporation	12	*	17
Flextronics International Ltd.	*	*	*
NEC Corporation of America	11	*	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

Since April 2010, a majority of our senior management have resigned or been replaced. In April 2010, our President and Chief Executive Officer resigned and, in June 2010, our Chief Financial Officer resigned. Our Chairman of the Board served as our interim President and Chief Executive Officer while we searched for a permanent replacement. Our Board of Directors appointed a new Chief Financial Officer in June 2010 and a new President and Chief Executive Officer in August 2010. In March 2011, our Vice President of Operations, resigned. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to successfully integrate our new members of senior management, our business could be negatively affected.

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

In addition, in the third quarter of 2010 we implemented a corporate restructuring plan that included a reduction in work force of approximately 20% and the closure of three of our overseas offices. That restructuring is predominantly complete. The changes in senior management and the multiple restructurings and reductions in force over the past year have had and may continue to have a negative effect on employee morale.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In April 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of May 5, 2011. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 49% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Investors’ ownership of our outstanding common stock on the trading activity in and market price of our common stock. Pursuant to the stockholder agreement, we have granted the Tallwood Investors and their permitted transferees registration rights for the resale of the shares of our common stock and shares of our common stock underlying the warrants. Under the terms of the registration rights, we have filed a registration statement that permits the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future or the failure of such technology would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including the memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. In addition, the third party intellectual property could also expose us to liability and, while we have not experienced material warranty costs in any period as a result of third party intellectual property, there can be no assurance that we will not experience such costs in the future.

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

Our revenue currently is dependent upon the increase in demand for service provider services that use broadband technology and integrated residential gateways. Besides xDSL and other DMT-based technologies, service providers can decide to deploy PON or fiber and there would be reduced need for our products. For example, a major service provider in Korea announced its intention to use more FTTH deployments in the future, which could be in lieu of xDSL products. If more service providers decide to use FTTH deployments, it could harm our xDSL business if our products are not needed. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster or less expensive than, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

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

Failure to maintain adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act (SOX) could harm our operating results, our ability to operate our business and our investors’ view of Ikanos.

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

Our international operations subject us to risks not faced by companies without international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China and India. In addition, 99% of our revenue for the three months ended April 3, 2011 and 98% of our revenue for the fiscal year ended January 2, 2011 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Several of our subcontractors’ facilities that manufacture, assemble and test our products and five of our wafer foundries are located in Malaysia, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past, including a recent major earthquake and tsunami in Japan, and could be subject to additional seismic activities. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to April 3, 2011 ranged from a low of $0.86 to a high of $9.34.

In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We will file our opposition brief by June 17, 2011.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We have lost all the securities research coverage with the exception of one analyst. If this analyst issues an adverse opinion regarding our common stock, the stock price would likely decline. If the analyst ceases coverage of us or fails to regularly publish reports on us, we could lose further visibility to the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

Takeover attempts that stockholders may consider favorable may be delayed or discouraged due to our corporate charter and bylaws which contain anti-takeover provisions, Delaware law, or the Tallwood Investors.

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

Due to the significant number of shares of our common stock that the Tallwood Investors hold as discussed above, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including a takeover attempt, and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K filed with the SEC on August 25, 2009.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: May 5, 2011	By:	/s/ John H. Quigley
John H. Quigley
President and Chief Executive Officer
(Principal Executive Officer)

Dated: May 5, 2011	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 3, 2011

Exhibit Number	Description
3.1	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s current report on Form 8-K filed with the SEC on August 25, 2009.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.