Form 10-Q
period 2011-07-03
IKANOS COMMUNICATIONS
filed 2011-08-04
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 3, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 68,754,161 as of July 29, 2011.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	July 3, 2011	January 2, 2011
Assets

Current assets:
Cash and cash equivalents	$34,875	$28,950
Short-term investments	—	2,000
Accounts receivable, net	19,229	24,147
Inventory	11,411	17,046
Prepaid expenses and other current assets	2,683	2,096

Total current assets	68,198	74,239
Property and equipment, net	7,570	8,214
Intangible assets, net	4,852	6,102
Other assets	1,763	1,142

	$82,383	$89,697

Liabilities and Stockholders’ Equity

Current liabilities:
Accounts payable	$9,928	$10,401
Accrued liabilities	11,501	13,297

Total current liabilities	21,429	23,698
Long-term liabilities	478	478

Total liabilities	21,907	24,176
Commitments and contingencies (Note 8)
Stockholders’ equity	60,476	65,521

	$82,383	$89,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Revenue	$34,056	$55,615	$65,728	$112,998
Cost of revenue (1)	17,647	42,456	32,798	77,894

Gross profit	16,409	13,159	32,930	35,104

Operating expenses:
Research and development (2)	14,669	16,144	28,325	33,216
Selling, general and administrative (3)	5,659	7,691	11,804	15,478
Restructuring charges	(156)	—	(109)	1,483

Total operating expenses	20,172	23,835	40,020	50,177

Loss from operations	(3,763)	(10,676)	(7,090)	(15,073)
Gain on sale of marketable securities	—	—	1,295	—
Interest income and other, net	21	(7)	89	55

Loss before provision for income taxes	(3,742)	(10,683)	(5,706)	(15,018)
Provision for income taxes	87	42	186	110

Net loss	$(3,829)	$(10,725)	$(5,892)	$(15,128)

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.09)	$(0.28)

Weighted average number of shares (basic and diluted)	68,474	54,511	68,319	54,287

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$14	$26	$56	$62
(2) Research and development	739	445	1,147	1,126
(3) Selling, general and administrative	101	476	526	1,077

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	July 3, 2011	July 4, 2010
Cash flows from operating activities:
Net loss	$(5,892)	$(15,128)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,361	1,933
Stock-based compensation expense	1,729	2,265
Amortization of intangible assets and acquired technology	1,250	4,345
Gain on sale of marketable securities	(1,295)	—
Changes in assets and liabilities:
Accounts receivable, net	4,918	(3,970)
Inventory	5,635	7,254
Prepaid expenses and other assets	(1,208)	(2,277)
Accounts payable and accrued liabilities	(2,140)	(3,263)

Net cash provided by (used in) operating activities	5,358	(8,841)

Cash flows from investing activities:
Purchases of property and equipment	(1,846)	(1,803)
Maturities and sales of investments	2,000	12,628

Net cash provided by investing activities	154	10,825

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	413	942

Net increase in cash and cash equivalents	5,925	2,926
Cash and cash equivalents at beginning of period	28,950	13,317

Cash and cash equivalents at end of period	$34,875	$16,243

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

Since its inception, the Company has only been profitable in the third and fourth quarters of 2005. The Company incurred net losses of $3.8 million and $5.9 million for the three and six months ended July 3, 2011 and had an accumulated deficit of $276.5 million as of July 3, 2011. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents, short-term investments and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for at least the next twelve months.

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

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on March 10, 2011 (Annual Report).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three- and six-month periods ended July 3, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012 or for any other future period.

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

Recent Accounting Pronouncements

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The Company does not have any Level 3 financial instruments and, therefore, the implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 2, 2011, included in its Annual Report on Form 10-K. These accounting policies have not significantly changed.

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

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. Three customers represented 32%, 26% and 10% of accounts receivable at July 3, 2011. Three customers represented 20%, 16% and 14% of accounts receivable at January 2, 2011. Two customers accounted for 26% and 21% of revenue for the three months ended July 3, 2011. Three customers accounted for 25%, 13% and 12% of revenue for the six months ended July 3, 2011. Three customers accounted for 20%, 13% and 11% of revenue for the three months ended July 4, 2010. Three customers accounted for 18%, 13% and 10% of revenue for the six months ended July 4, 2010.

Concentration of Suppliers

The Company subcontracts the manufacturing, assembly and testing of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources manufacture, assemble and test the Company’s products. The Company does not have long-term contracts. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs and, therefore, could have a material adverse effect on the Company’s financial position and results of operations.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net loss	$(3,829)	$(10,725)	$(5,892)	$(15,128)
Other comprehensive loss–unrealized loss on marketable securities	—	(31)	—	(82)

Comprehensive loss	$(3,829)	$(10,756)	$(5,892)	$(15,210)

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Net loss	$(3,829)	$(10,725)	$(5,892)	$(15,128)

Weighted average number of shares, basic and diluted outstanding	68,474	54,511	68,319	54,287

Basic and diluted net loss per share	$(0.06)	$(0.20)	$(0.09)	$(0.28)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Anti-dilutive securities:
Warrants to purchase common stock	2,781	2,016	2,864	2,016
Weighted average restricted stock units	807	1,147	817	1,218
Weighted-average options to purchase common stock	10,008	8,169	10,411	8,443

	13,596	11,332	14,092	11,677

Note 2 – Investments and Fair Value Measurements

As of July 3, 2011, the Company has no short-term investments or marketable securities. During the first quarter of 2011, the Company sold its auction rate securities for $2.0 million and recognized a gain of $1.3 million. The Company invested the $2.0 million of proceeds in money market funds. Money market funds are considered cash equivalents and are included in cash and cash equivalents on the balance sheet.

The following is a summary of the Company’s investments as of January 2, 2011 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
Total short-term investments—auction rate securities	$705	$1,295	$2,000

There were no unrealized losses on investments aggregated by category as of January 2, 2011.

Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature. As noted above, as of July 3, 2011, the Company had no marketable securities.

Fair Value Measurements

Fair value is an exit price which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (Level 1); inputs other than the quoted prices in active markets that are observable either directly or indirectly (Level 2); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (Level 3). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments at July 3, 2011 and January 2, 2011 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper, corporate bonds and notes and auction rate securities. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of July 3, 2011 and January 2, 2011 was (in thousands):

	July 3, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$12,000	$—	$—	$12,000

	January 2, 2011
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$2,000	$—	$2,000

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	July 3, 2011	January 2, 2011
Finished goods	$7,719	$11,629
Work-in-process	2,884	4,758
Purchased parts and raw materials	808	659

	$11,411	$17,046

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 3, 2011	January 2, 2011
Machinery and equipment	$18,129	$17,968
Software	7,966	6,294
Computer equipment	5,104	4,777
Furniture and fixtures	870	870
Leasehold improvements	953	960
Construction in progress	550	994

	33,572	31,863
Less: Accumulated depreciation and amortization	(26,002)	(23,649)

	$7,570	$8,214

Depreciation and amortization expense for property and equipment was $1.2 million and $1.2 million for the three months ended July 3, 2011 and July 4, 2010, respectively. Depreciation and amortization expense for property and equipment was $2.4 million and $1.9 million for the six months ended July 3, 2011 and July 4, 2010, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	July 3, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(11,056)	$2,334	3
Customer relationships	8,216	(7,133)	1,083	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(18,189)	$4,852

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(10,056)	$3,334	3
Customer relationships	8,216	(6,883)	1,333	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(16,939)	$6,102

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended July 3, 2011 and July 4, 2010, the amortization of intangible assets was $0.7 million and $2.0 million, respectively. For the six months ended July 3, 2011 and July 4, 2010, the amortization of intangible assets was $1.3 million and $4.3 million, respectively. The estimated future amortization of purchased intangible assets as of July 3, 2011 is $1.2 million for the remainder of 2011, $1.8 million in 2012 and $0.4 million in 2013.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 3, 2011	January 2, 2011
Accrued compensation and related benefits	$2,775	$3,289
Accrued rebates	2,518	2,216
Deferred revenue	1,317	989
Excess lease liability	687	873
Warranty accrual	663	895
Accrued royalties	580	2,236
Restructuring	328	1,041
Other accrued liabilities	2,633	1,758

	$11,501	$13,297

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	July 3, 2011	July 4, 2010
Balance, beginning of period	$895	$660
Provision	(183)	360
Usage	(49)	(34)

Balance, end of period	$663	$986

Note 7 – Restructuring Charges

During the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. The adjustment to the excess facilities of $142 thousand resulted from the Company’s assigning the lease to a third party. The Company expects to make payments under the software tool license through 2012. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 2, 2011	$453	$151	$437	$1,041
Restructuring charges	47	—	—	47
Cash payments	(486)	(9)	(109)	(604)
Adjustments to provision	(14)	(142)	—	(156)

Balance as of July 3, 2011	$—	$—	$328	$328

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended July 3, 2011 and July 4, 2010 was $0.5 million and $0.8 million, respectively. Rent expense for the six months ended July 3, 2011 and July 4, 2010 was $1.0 million and $1.5 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of July 3, 2011 under non-cancelable leases with original terms in excess of one year are $1.0 million for the remainder of 2011, $2.6 million in 2012, $2.7 million in 2013, $2.4 million in 2014 and $5.4 million in 2015 and thereafter.

Purchase Commitments

As of July 3, 2011, the Company had $7.2 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2011.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. The Company opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. The Company filed its opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument before the District Court. The Company cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on its financial statements.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
China	$3,388	10%	$5,324	10%	$7,253	11%	$18,997	17%
France	10,000	29	13,707	25	18,567	28	22,503	20
Hong Kong	3,935	12	10.395	19	5,249	8	18,149	16
Japan	4,489	13	8,864	16	12,724	19	17,195	15
Taiwan	3,717	11	5,942	11	8,080	12	10,502	9
Netherlands	4,180	12	2,338	4	4,460	7	4,528	4
United States	269	1	1,336	2	582	1	3,004	3
Other	4,078	12	7,709	13	8,813	14	18,120	16

	$34,056	100%	$55,615	100%	$65,728	100%	$112,998	100%

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

	Three Months Ended				Six Months Ended
	July 3, 2011		July 4, 2010		July 3, 2011		July 4, 2010
Broadband DSL	$20,070	59%	$35,259	63%	$36,835	56%	$68,940	61%
Communications Processors	10,240	30	10,291	19	20,115	31	26,195	23
Other	3,746	11	10,065	18	8,778	13	17,863	16

	$34,056	100%	$55,615	100%	$65,728	100%	$112,998	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	July 3, 2011	January 2, 2011
United States	$5,161	$6,295
Asia, predominantly India	1,398	1,914
Other	1,011	5

	$7,570	$8,214

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel and maintain a consistent senior management team, our ability to integrate current and future senior management, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, expected benefits and completion of our corporate restructuring, our ability to operate internationally and fluctuations in our stock price are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

In this quarterly report on Form 10-Q, references to “Ikanos,” “we,” “us,” “our” or the “Company” means Ikanos Communications, Inc. and our subsidiaries except where it is made clear that the term means only the parent company.

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

We have not been profitable for five years. We incurred net losses of $3.8 million and $5.9 million, respectively, for the fiscal quarter and six months ended July 3, 2011 and we had an accumulated deficit of $276.5 million as of July 3, 2011. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under the Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

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

On June 14, 2011, John H. Quigley resigned as CEO and president and as a member of our board of directors, effective immediately. Diosdado P. Banatao, our executive chairman, has assumed the role of interim president and CEO while we search for a new CEO and president.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, and have not changed materially as of July 3, 2011.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to a distributor is recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or delay new broadband programs.

Revenue decreased by $21.5 million, or 39%, to $34.1 million in the three months ended July 3, 2011 from $55.6 million in the three months ended July 4, 2010. Revenue decreased by $47.3 million, or 42%, to $65.7 million in the six months ended July 3, 2011 from $113.0 million in the six months ended July 4, 2010. The decline in second quarter and six month revenue reflects Ikanos’ move away from lower margin segments of the ADSL market, and our customers’ desire to have multiple sources of supply for VDSL components. We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue. We expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more service providers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers each accounted for more than 10% of our revenue for the periods indicated.

	Three Months Ended		Six Months Ended
Our Direct Customer	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Sagemcom Tunisie	26%	13%	25%	13%
Flextronics International	21	20	13	18
Paltek Corporation	*	11	12	10

* Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
China	10%	10%	11%	17%
France	29	25	28	20
Hong Kong	12	19	8	16
Japan	13	16	19	15
Taiwan	11	11	12	9
Netherlands	12	4	7	4
United States	1	2	1	3
Other	12	13	14	16

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Although the percentage of revenue by country remained relatively stable, revenue in absolute dollars declined in virtually all countries.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Broadband DSL	59%	63%	56%	61%
Communications Processors	30	19	31	23
Other	11	18	13	16

The change in product mix reflects the decline in our ADSL business and our continuing migration away from the lower margin products.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	July 3, 2011	July 4, 2010	% Change	July 3, 2011	July 4, 2010	% Change
Cost of revenue	$17,647	$42,456	(59)	$32,798	$77,894	(58)
Research and development	14,669	16,144	(9)	28,325	33,216	(15)
Sales, general and administrative	5,659	7,691	(26)	11,804	15,478	(24)
Restructuring charges	(156)	—	nm	(109)	1,483	nm
nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	July 3, 2011	July 4, 2010	July 3, 2011	July 4, 2010
Cost of revenue	52%	76%	50%	69%
Research and development	43	29	43	29
Sales, general and administrative	17	14	18	14
Restructuring charges	nm	—	nm	1
nm—Not meaningful

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

Cost of revenue decreased to $17.6 million for the three months ended July 3, 2011 compared to $42.5 million for the three months ended July 4, 2010. Cost of revenue decreased to $32.8 million for the six months ended July 3, 2011 as compared to $77.9 million for the six months ended July 4, 2010. The decrease in cost of revenue for both the three and six month periods ended July 3, 2011 compared to the same period last year is directly attributable to our decreased sales volume as discussed above. Our gross margins were 48% for the three months ended July 3, 2011 as compared to 24% for the year ago period. Second quarter 2011 margins increased, in part, from sale of $1.2 million of previously scrapped net inventory. During the second quarter of 2010, we wrote off $12.9 million of inventory based on changes in our revenue forecast due to a sustained decline in the market for ADSL products. Our gross margins were 50% for the six months ended July 3, 2011 compared to 31% for the year ago period. This margin increase was primarily attributable to our selling $2.9 million of inventory previously written down during the first six months of 2011. During the six months ended July 4, 2010 gross margins were adversely affected by the $12.9 million inventory write down previously discussed. This inventory writedown adversely affected 2010 gross margins by 23% and 11%, for the three and six months ended July 4, 2010, respectively.

Research and development expenses

All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. These tape-out costs cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses decreased $1.4 million, or 9%, to $14.7 million for the three months ended July 3, 2011 compared to $16.1 million for the three months ended July 3, 2010. Personnel costs declined by $1.2 million as a result of our restructurings in the first quarter of 2010 to better align the Company after the 2009 acquisition of the Broadband Access product line from Conexant Systems, Inc. and in third quarter of 2010 to reflect the decline in our sales forecasts related to declining ADSL sales and our moving away from lower margin products. Tape out cost was $0.7 million lower in the quarter ending July 3, 2011 versus the comparable 2010 period. Software and licensing fees were $0.6 million lower in the second quarter of 2011 versus the comparable 2010 period. These lower costs were offset in part by higher sample costs of $0.5 million and higher stock-based compensation costs of $0.3 million.

R&D expenses decreased $4.9 million, or 15%, to $28.3 million for the six months ended July 3, 2011 compared to $33.2 million for the six months ended July 4, 2010. The decreased costs resulted from lower personnel costs of $3.2 million due to the cost reduction plans discussed above, lower tape out costs of $0.7 million and lower software and licensing fees of $0.9 million.

The majority of our R&D personnel are located in the United States or India. As of July 3, 2011, we had 235 people engaged in research and development of whom 82 were located in India and 150 were located in the United States. As of July 4, 2010, we had 329 people engaged in research and development of whom 116 were located in India and 169 were located in the United States.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $2.0 million for the three months ended July 3, 2011, or 26%, to $5.7 million compared to $7.7 million for the three months ended July 3, 2010. The decline in SG&A expense includes lower personnel costs of $1.1 million which was the result of our first and third quarter 2010 restructuring efforts; lower amortization of acquired intangibles of $0.8 million which was the result of our impairment of intangible assets taken in the third quarter of 2010; and lower deferred compensation costs of $0.4 million. Included in personnel costs are severance costs which were $0.5 million and $1.2 million for the for the three months ended July 3, 2011 and July 4, 2010, respectively. These costs were slightly offset by higher legal, auditing and recruiting costs of $0.3 million and lower non-income taxes, licenses and fees of $0.2 million.

SG&A expenses decreased by $3.7 million for the six months ended July 3, 2011, or 24%, to $11.8 million compared to $15.5 million for the six months ended July 4, 2010. The decrease in SG&A expenses is primarily attributable to lower personnel costs of $2.1 million resulting from lower employee levels after our first and third quarter 2010 restructuring efforts; lower amortization of acquired intangibles of $1.5 million which was the result of our impairment of intangible assets taken in the third quarter of 2010; lower stock compensation costs of $0.6 million. Included in personnel costs are severance costs which were $0.5 million and $1.2 million for the for the six months ended July 3, 2011 and July 4, 2010, respectively. These were offset by higher training auditing and recruiting costs of $0.8 million.

As of July 3, 2011, SG&A headcount was 78 compared to 105 at July 4, 2010.

Restructuring

For the three months ended July 3, 2011 and July 4, 2010, there were no restructuring charges. During the second quarter of 2011 we adjusted our restructuring liability and released $0.2 million related to severance and benefits and excess facilities as we were able to assign our lease to another party.

For the six months ended July 3, 2011 restructuring charges were not significant. Our remaining restructuring liability consists of $328 thousand for a software tool license. The Company expects to make payments under the software tool license through 2012.

During the first six months of 2010 we implemented a plan to restructure our work force and reduce our cost structure subsequent to our 2009 acquisition of the Broadband Access product line from Conexant Systems, Inc. Restructuring charges, consisting of severance and benefits costs, were $1.5 million. The remaining severance and benefit costs have been paid.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was less than $0.1 million for the three months ended July 3, 2011 and July 4, 2010, respectively. We recognized interest income and other, net of $0.1 million for each of the six month periods ending July 3, 2011 and July 4, 2010.

Provision for Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. We maintain a full valuation allowance for our tax assets as a result of recurring losses. The provision for income taxes was $0.1 million and $0.2 million for the three and six month periods ended July 3, 2011. The provision for income taxes was less than $0.1 million and $0.1 million for the three and six month periods ended July 4, 2010.

Net Loss

As a result of the above factors, we had net losses of $3.8 million and $5.9 million for the three and six month periods ended July 3, 2011, respectively, compared to net losses of $10.7 million and $15.1 million, respectively, for the three and six month periods ended July 4, 2010. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and investments increased by $3.9 million to $34.9 million as of July 3, 2011 versus $31.0 million as of January 2, 2011.

As of July 3, 2011, we have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the six months ended July 3, 2011 and July 4, 2010 (in millions):

	Six Months Ended
	July 3, 2011	July 4, 2010
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$29.0	$13.3
Net cash provided by operating activities	5.4	(8.8)
Net cash provided by investing activities	0.1	10.8
Net cash provided by financing activities	0.4	0.9

Cash and cash equivalents - end of period	$34.9	$16.2

Operating Activities

For the six months ended July 3, 2011, we generated $5.4 million of net cash from operating activities, while incurring a net loss of $5.9 million. Included in the net loss was approximately $5.4 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable and inventory of $4.9 million and $5.6 million, respectively. These were offset in part by increases in prepaid expenses and other assets of $1.2 million and decreases in accounts payable and accrued liabilities of $1.9 million. In addition, our $1.3 million gain on the sale of our auction rate securities is a reduction to cash from operating activities, but the proceeds of $2.0 million from the sale are included in cash from investing activities.

For the six months ended July 4, 2010, we used $8.8 million of net cash in operating activities, while incurring a net loss of $15.1 million. Included in the net loss was approximately $8.5 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Net inventory decreased $7.3 million. Cash flow from operating activities was adversely affected by increases in accounts receivable and prepaid and other assets of $4.0 million and $2.3 million, respectively, and a decrease in accounts payable and accrued liabilities of $3.3 million.

Investing Activities

Investing activities provided $0.2 million for the six months ended July 3, 2011, primarily consisting of $2.0 million in proceeds from the sale of our auction rate securities offset by capital expenditures of $1.8 million. Investing activities provided $10.8 million for the six months ended July 4, 2010, primarily consisting of the maturities and sales of short-term investments of $12.6 million offset by capital expenditures of $1.8 million.

We currently have no investments. Previously, we have classified our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. We have used cash to invest in technologies that enhance and expand our product offerings and, we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

Financing activities provided $0.4 million for the six month period ending July 3, 2011 due generally to the issuance of common stock in connection with our employee stock purchase plan. Financing activities provided $0.9 million for the six months ended July 4, 2010 primarily resulting from the purchase of stock under our employee stock purchase plan and from the exercise of employee stock options.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for at least the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We currently have a $15.0 million unused line of credit. Due to certain covenants in connection with our line of credit, there is no assurance that such financing or any other financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and Off-Balance Sheet Arrangements

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of July 3, 2011, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and thereafter
Operating lease payments	$14.1	$1.0	$5.3	$4.4	$3.4
CAD software tools	3.2	1.9	1.3	—	—
Inventory purchase obligations	7.2	7.2	—	—	—

	$24.5	$10.1	$6.6	$4.4	$3.4

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of July 3, 2011, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objectives of our investment activities are to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. We have invested in the past, and may invest in the future, in U.S. government notes and bonds, commercial paper and other similar financial instruments. All investments are carried at market value.

As of July 3, 2011, we had cash and cash equivalents totaling $34.9 million. Money market funds are considered cash equivalents and accounted for $12.0 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Investment Risk

Our marketable securities portfolio as of July 3, 2011 was $12.0 million and consisted entirely of money market funds. Our money market funds are considered cash equivalents and included in the line item cash and cash equivalents on our balance sheet. Investment risk is minimal.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, the effect would be to change 2011 projected operating expenses by approximately $0.7 million.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the three months ended July 3, 2011 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We filed our opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument before the District Court. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

Since our inception, we have only been profitable in the third and fourth quarter of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past five fiscal years. We have an accumulated deficit of $276.5 million as of July 3, 2011. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, anticipated cash flow from operations and the net proceeds received by us from our public offering in fiscal year 2010 will be sufficient to meet our anticipated cash needs for the next twelve months. We may, however, require additional cash resources due to changed business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

	Year Ended		Six Months Ended
Direct Customer	January 3, 2010	January 2, 2011	July 3, 2011
Sagemcom Tunisie	19%	15%	25%
Flextronics International	*	17	13
Paltek Corporation	12	*	12
NEC Corporation of America	11	*	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, most recently the resignation of our President and Chief Executive Officer in June 2011 and the resignation of our Vice President of Operations in March 2011. Our Executive Chairman is serving as our interim President and Chief Executive Officer while we search for a permanent replacement. Our Board of Directors also appointed a new Chief Financial Officer in June 2010. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

In April 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of July 29, 2011. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 49% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Inc., Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., MediaTek Inc., PMC-Sierra, Inc. and Realtek Semiconductor Corp.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China and India. In addition, 99% of our revenue for the six months ended July 3, 2011 and 98% of our revenue for the fiscal year ended January 2, 2011 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to July 3, 2011 ranged from a low of $0.86 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We filed our opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument before the District Court. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

IKANOS COMMUNICATIONS, INC.

Dated: August 4, 2011	By:	/s/ Diosdado Banatao
Diosdado Banatao
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 4, 2011	By:	/s/ Dennis Bencala
Dennis Bencala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 3, 2011

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended June 7, 2011

10.1	Amended and Restated 2004 Equity Incentive Plan.

10.2*	Separation Agreement with John H. Quigley dated as of June 14, 2011. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.