Form 10-Q
period 2011-10-02
IKANOS COMMUNICATIONS
filed 2011-11-03
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 2, 2011

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 68,861,559 as of October 28, 2011.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	October 2, 2011	January 2, 2011
Assets

Current assets:
Cash and cash equivalents	$36,264	$28,950
Short-term investments	—	2,000
Accounts receivable, net	15,596	24,147
Inventory	13,303	17,046
Prepaid expenses and other current assets	2,822	2,096

Total current assets	67,985	74,239
Property and equipment, net	7,109	8,214
Intangible assets, net	4,227	6,102
Other assets	1,832	1,142

	$81,153	$89,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,886	$10,401
Accrued liabilities	11,485	13,297

Total current liabilities	21,371	23,698
Long-term liabilities	478	478

Total liabilities	21,849	24,176
Commitments and contingencies (Note 9)
Stockholders’ equity	59,304	65,521

	$81,153	$89,697

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Revenue	$35,420	$41,536	$101,148	$154,534
Cost of revenue (1)	17,590	28,575	50,388	106,469

Gross profit	17,830	12,961	50,760	48,065

Operating expenses:
Research and development (2)	14,402	14,757	42,727	47,973
Selling, general and administrative (3)	5,528	6,467	17,332	21,945
Operating asset impairments	—	21,378	—	21,378
Restructuring charges (credits) (4)	—	3,757	(109)	5,240

Total operating expenses	19,930	46,359	59,950	96,536

Loss from operations	(2,100)	(33,398)	(9,190)	(48,471)
Gain on sale of marketable securities	—	—	1,295	—
Interest income and other, net	(311)	8	(222)	63

Loss before provision for income taxes	(2,411)	(33,390)	(8,117)	(48,408)
Benefit from income taxes	(261)	(129)	(75)	(19)

Net loss	$(2,150)	$(33,261)	$(8,042)	$(48,389)

Basic and diluted net loss per share	$(0.03)	$(0.61)	$(0.12)	$(0.89)

Weighted average number of shares (basic and diluted)	68,807	54,904	68,482	54,493

Includes stock-based compensation expense as follows:
(1) Cost of revenue	$11	$24	$67	$86
(2) Research and development	772	273	1,919	1,399
(3) Selling, general and administrative	194	168	720	1,245
(4) Restructuring charges (credits)	—	111	—	111

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	October 2, 2011	October 3, 2010
Cash flows from operating activities:
Net loss	$(8,042)	$(48,389)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	3,554	3,029
Loss on property and equipment included in restructuring charges	—	314
Stock-based compensation expense	2,706	2,730
Operating asset impairments	—	21,378
Amortization of intangible assets and acquired technology	1,875	5,887
Gain on sale of marketable securities	(1,295)	—
Changes in assets and liabilities:
Accounts receivable, net	8,551	4,955
Inventory	3,743	12,700
Prepaid expenses and other assets	(1,416)	(1,487)
Accounts payable and accrued liabilities	(1,680)	(12,591)

Net cash provided by (used in) operating activities	7,996	(11,474)

Cash flows from investing activities:
Purchases of property and equipment	(3,096)	(2,353)
Maturities and sales of investments	2,000	14,139

Net cash provided by (used in) investing activities	(1,096)	11,786

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	414	942

Net increase in cash and cash equivalents	7,314	1,254
Cash and cash equivalents at beginning of period	28,950	13,317

Cash and cash equivalents at end of period	$36,264	$14,571

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

The Company incurred net losses of $2.2 million and $8.0 million for the three and nine months ended October 2, 2011 and had an accumulated deficit of $278.7 million as of October 2, 2011. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash and cash equivalents and cash flows expected to be generated from future operations, if any, are expected to be sufficient to meet anticipated cash needs for the next twelve months.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three- and nine-month periods ended October 2, 2011 are not necessarily indicative of the results that may be expected for the fiscal year ending January 1, 2012 or for any other future period.

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

In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option of assessing qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit's fair value would not be required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit's carrying amount. The amendments are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 2, 2011, included in its Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents and accounts receivable. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s investments are creditworthy and, accordingly, minimal credit risk exists with respect to those investments. Short-term investments have included a diversified portfolio of commercial paper and government agency bonds. All investments are classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers in any particular reporting period. Four customers represented 27%, 24%, 15% and 10% of accounts receivable at October 2, 2011. Three customers represented 20%, 16% and 14% of accounts receivable at January 2, 2011.Three customers accounted for 21%, 14% and 10% of revenue for the three months ended October 2, 2011. Three customers accounted for 23%, 11% and 10% of revenue for the nine months ended October 2, 2011. Three customers accounted for 20%, 20% and 10% of revenue for the three months ended October 3, 2010. Three customers accounted for 16%, 15% and 10% of revenue for the nine months ended October 3, 2010.

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

Comprehensive Loss

Comprehensive loss is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. The components of comprehensive loss are as follows (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net loss	$(2,150)	$(33,261)	$(8,042)	$(48,389)
Other comprehensive loss–unrealized loss on marketable securities	—	(2)	—	(84)

Comprehensive loss	$(2,150)	$(33,263)	$(8,042)	$(48,473)

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Net loss	$(2,150)	$(33,261)	$(8,042)	$(48,389)

Weighted average number of shares, basic and diluted outstanding	68,807	54,904	68,482	54,493

Basic and diluted net loss per share	$(0.03)	$(0.61)	$(0.12)	$(0.89)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Anti-dilutive securities:
Warrants to purchase common stock	3,671	—	3,481	1,109
Weighted average restricted stock units	544	964	560	1,133
Weighted-average options to purchase common stock	11,791	7,794	10,871	8,227

	16,006	8,758	14,912	10,469

Note 2 – Investments and Fair Value Measurements

As of October 2, 2011, the Company has no short-term investments or marketable securities. During the first quarter of 2011, the Company sold its auction rate securities for $2.0 million and recognized a gain of $1.3 million. The Company invested the $2.0 million of proceeds in money market funds. Money market funds are considered cash equivalents and are included in cash and cash equivalents on the balance sheet.

The following is a summary of the Company’s investments as of January 2, 2011 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
Total short-term investments—auction rate securities	$705	$1,295	$2,000

There were no unrealized losses on investments aggregated by category as of January 2, 2011.

Marketable securities are classified as available-for-sale as of the balance sheet date and are reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity. Realized gains and losses and permanent declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. As noted above, as of October 2, 2011, the Company had no marketable securities.

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

The Company’s cash and investment instruments at October 2, 2011 and January 2, 2011 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments are valued based on quoted prices of identical or similar instruments in markets that are less than active or for which all inputs are observable. These include investment-grade U.S. government agencies, commercial paper, corporate bonds and notes and auction rate securities. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of October 2, 2011 and January 2, 2011 was (in thousands):

	October 2, 2011
	Level 1	Level 2	Level 3	Total
Money market funds	$12,000	$—	$—	$12,000

	January 2, 2011
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$2,000	$—	$2,000

Note 3 – Operating Asset Impairments

For the quarter and nine months ended October 2, 2011, there was no impairment charge.

For the quarter ended October 3, 2010, the Company recorded impairment charges totaling $21.4 million of which $8.6 million related to goodwill and $12.8 million related to other intangible assets.

The Company tests goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the Company’s single reporting unit below its carrying value. The Company issued financial guidance for the third quarter 2010 period and announced a company-wide restructuring to better align the Company’s overhead structure with lower expected revenues and subsequently experienced a sustained decline in market capitalization during the quarter ended October 3, 2010. Based on these indicators of potential impairment, the Company completed an impairment analysis of its goodwill as of October 3, 2010.

The Company performed the first step of the two-step impairment test and compared the fair value of the Company as a single reporting unit to its carrying value. Consistent with the Company’s approach in its annual impairment testing, in assessing the fair value of the reporting unit, the Company considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted stock price on the NASDAQ, the number of shares outstanding for the Company’s common stock and an estimated control premium. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of revenue and operating expenses, product penetration, growth and discount rates. Due to current market conditions and the number of significant assumptions required, the Company used the market approach. The market approach was lower, but both valuation approaches indicated that the fair value was less than the carrying value of the net assets and, therefore, the Company performed step two of the impairment test.

In step two of the impairment test, the Company determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. The Company allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. The Company determined fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. The Company’s step two analysis resulted in no implied fair value of goodwill, and therefore, the Company recognized an impairment charge of $8.6 million, representing a write off of the entire amount of the Company’s previously recorded goodwill (in thousands).

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

Information regarding the nonrecurring fair value measurements completed during the quarter ended October 3, 2010 was (in thousands):

		Fair Value Measurement Using*
	Fair Value as of Measurement Date	Level 1	Level 2	Level 3	Impairment Charge
Goodwill	$—	$—	$—	$—	$8,633

Existing technology	$$3,834	$—	$—	$3,834	$4,927
Customer relationships	1,458	—	—	1,458	5,343
In-process research and development	1,435	—	—	1,435	2,475

	$6,727	$—	$—	$6,727	$12,745

*	Note 2 – See Investments and Fair Value Measurements for explanation of Levels 1, 2, and 3.

Note 4 – Inventory

Inventory consisted of the following (in thousands):

	October 2, 2011	January 2, 2011
Finished goods	$7,181	$11,629
Work-in-process	4,991	4,758
Purchased parts and raw materials	1,131	659

	$13,303	$17,046

Note 5 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	October 2, 2011	January 2, 2011
Machinery and equipment	$18,162	$17,968
Software	8,378	6,294
Computer equipment	5,359	4,777
Furniture and fixtures	861	870
Leasehold improvements	997	960
Construction in progress	543	994

	34,300	31,863
Less: Accumulated depreciation and amortization	(27,191)	(23,649)

	$7,109	$8,214

Depreciation and amortization expense for property and equipment was $1.2 million and $1.1 million for the three months ended October 2, 2011 and October 3, 2010, respectively. Depreciation and amortization expense for property and equipment was $3.6 million and $3.0 million for the nine months ended October 2, 2011 and October 3, 2010, respectively.

Note 6 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	October 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(11,556)	$1,834	3
Customer relationships	8,216	(7,258)	958	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(18,814)	$4,227

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(10,056)	$3,334	3
Customer relationships	8,216	(6,883)	1,333	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(16,939)	$6,102

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended October 2, 2011 and October 3, 2010, the amortization of intangible assets was $0.6 million and $1.5 million, respectively. For the nine months ended October 2, 2011 and October 3, 2010, the amortization of intangible assets was $1.9 million and $5.9 million, respectively. The estimated future amortization of purchased intangible assets as of October 2, 2011 is $0.6 million for the remainder of 2011, $1.8 million in 2012 and $0.4 million in 2013.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	October 2, 2011	January 2, 2011
Accrued compensation and related benefits	$3,021	$3,289
Accrued rebates	1,971	2,216
Deferred rent	819	905
Warranty accrual	742	895
Accrued royalties	804	2,236
Restructuring	218	1,041
Other accrued liabilities	3,910	2,715

	$11,485	$13,297

The following table summarizes the activity related to the warranty accrual (in thousands):

	Nine Months Ended
	October 2, 2011	October 3, 2010
Balance, beginning of period	$895	$660
Provision	(68)	419
Usage	(85)	(61)

Balance, end of period	$742	$1,018

Note 8 – Restructuring Charges

For the three months ended October 2, 2011, there was no restructuring charge. During the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. The adjustment to the excess facilities of $142 thousand resulted from the Company’s assigning the lease to a third party. The Company expects to make payments under the software tool license through 2012. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 2, 2011	$453	$151	$437	$1,041
Restructuring charges	47	—	—	47
Cash payments	(486)	(9)	(219)	(714)
Adjustments to provision	(14)	(142)	—	(156)

Balance as of October 2, 2011	$—	$—	$218	$218

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended October 2, 2011 and October 3, 2010 was $0.7 million and $0.8 million, respectively. Rent expense for the nine months ended October 2, 2011 and October 3, 2010 was $1.7 million and $2.3 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of October 2, 2011 under non-cancelable leases with original terms in excess of one year are $0.4 million for the remainder of 2011, $2.7 million in 2012, $2.8 million in 2013, $2.4 million in 2014 and $5.4 million in 2015 and thereafter.

Purchase Commitments

As of October 2, 2011, the Company had $3.5 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2011.

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

Additionally, from time to time, the Company is a party to various legal proceedings and claims arising from the normal course of business activities. The Company currently believes that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on its financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in the legal proceeding described above, there exists the possibility of a material adverse effect on its financial position, results of operations and cash flows. The loss with respect to the litigation described above cannot be reasonably estimated and we have therefore not accrued for losses related to such litigation. The Company continues to monitor these matters; its determination could change, however, and it may decide, at some future date, to establish an appropriate reserve. With respect to the litigation above, except where noted otherwise, the Company has determined that a potential loss is not probable at this time and, accordingly, no amount has been accrued as of October 2, 2011. The Company makes a determination as to when a potential loss is reasonably possible based on relevant accounting literature and then includes appropriate disclosure of the contingency. Except as otherwise noted, the Company does not believe that the amount of loss or a range of possible losses is reasonably estimable.

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

The following table summarizes revenue and percentage of revenue by country, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
China	$6,451	18%	$4,153	10%	$13,704	14%	$23,020	15%
Tunesia	7,278	21	7,915	20	23,525	23	22,378	15
Hong Kong	4,172	12	5,497	13	9,420	9	23,647	15
Japan	7,257	20	6,223	15	19,982	20	23,417	15
Taiwan	2,624	7	4,472	11	10,704	11	15,104	10
Netherlands	1,600	5	2,837	7	6,060	6	7,365	5
United States	1,377	4	994	2	1,959	2	4,003	3
Other	4,661	13	9,445	22	15,794	15	35,600	22

	$35,420	100%	$41,536	100%	$101,148	100%	$154,534	100%

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

	Three Months Ended				Nine Months Ended
	October 2, 2011		October 3, 2010		October 2, 2011		October 3, 2010
Broadband DSL	$19,240	54%	$24,588	59%	$56,076	55%	$93,528	61%
Communications Processors	11,952	34	9,230	22	32,067	32	35,425	23
Other	4,228	12	7,718	19	13,005	13	25,581	16

	$35,420	100%	$41,536	100%	$101,148	100%	$154,534	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	October 2, 2011	January 2, 2011
United States	$4,972	$6,295
Asia, predominantly India	1,270	1,914
Other	867	5

	$7,109	$8,214

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

These risks are not exhaustive. Other sections of this quarterly report on Form 10-Q include additional factors that could adversely affect our business and financial performance. Moreover, we operate in a very competitive and rapidly changing environment. New risk factors emerge from time to time and it is not possible for our management to predict all risk factors, nor can we assess the effect of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements.

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

We incurred net losses of $2.2 million and $8.0 million, respectively, for the fiscal quarter and nine months ended October 2, 2011 and we had an accumulated deficit of $278.7 million as of October 2, 2011. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under the Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

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

Furthermore, our future revenue growth depends upon new service providers’ beginning to deploy new platforms with our products, among other factors. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. Some of our products are mature and certain of our customers have entered into last time buys of those products beginning in the fourth quarter of 2011. We have several new products in development and believe our team of engineers, DSL products, technology, patents and other intellectual property will allow us to create products which may allow us to increase our market share and enable us to implement our digital home initiatives and next generation VDSL2 development.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 2, 2011, and have not changed materially as of October 2, 2011.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to a distributor is generally recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand, to obtain new customers and to develop and produce new products. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to reevaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or delay new broadband programs.

Revenue decreased by $6.1 million, or 15%, to $35.4 million in the three months ended October 2, 2011 from $41.5 million in the three months ended October 3, 2010. Revenue decreased by $53.3 million, or 35%, to $101.2 million in the nine months ended October 2, 2011 from $154.5 million in the nine months ended October 3, 2010. The decline in third quarter and nine month revenue reflects Ikanos’ move away from lower margin segments of the ADSL market and our customers’ desire to have multiple sources of supply for VDSL components.

We generally sell our products to OEMs through a combination of our direct sales force and third-party sales representatives. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue. We expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we expect more service providers world-wide to begin deployments of broadband solutions and Gateway products. The following direct customers each accounted for more than 10% of our revenue for the periods indicated.

	Three Months Ended		Nine Months Ended
Our Direct Customer	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Sagemcom Tunisie	21%	20%	23%	15%
ZTE Corporation	14	*	10	*
NEC	10	*	*	*
Paltek Corporation	*	*	11	*
Alcatel-Lucent	*	20	*	16
Flextronics	*	10	*	10

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
China	18%	10%	14%	15%
Tunisia	21	20	23	15
Hong Kong	12	13	9	15
Japan	20	15	20	15
Taiwan	7	11	11	10
Netherlands	5	7	6	5
United States	4	2	2	3
Other	13	22	15	22

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Although the percentage of revenue by country remained relatively stable, revenue in absolute dollars declined in virtually all countries.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010

Broadband DSL	54%	59%	55%	61%
Communications Processors	34	22	32	23
Other	12	19	13	16

The change in product mix reflects the decline in our ADSL business and our continuing migration away from the lower margin products.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	October 2, 2011	October 3, 2010	% Change	October 2, 2011	October 3, 2010	% Change
Cost of revenue	$17,590	$28,575	(38)	$50,388	$106,4699	(53)
Research and development	14,402	14,757	(2)	42,727	47,973	(11)
Sales, general and administrative	5,528	6,467	(15)	17,332	21,945	(21)
Operating asset impairments	—	21,378	nm	—	21,378	nm
Restructuring charges (credits)	—	3,757	nm	(109)	5,240	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	October 2, 2011	October 3, 2010	October 2, 2011	October 3, 2010
Cost of revenue	50%	69%	50%	69%
Research and development	41	36	42	31
Sales, general and administrative	16	16	17	14
Operating asset impairments	—	51	—	14
Restructuring charges (credits)	nm	9	nm	3

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

Cost of revenue decreased to $17.6 million for the three months ended October 2, 2011 compared to $28.6 million for the three months ended October 3, 2010. Cost of revenue decreased to $50.4 million for the nine months ended October 2, 2011 as compared to $106.5 million for the nine months ended October 3, 2010. The decrease in cost of revenue for both the three and nine month periods ended October 2, 2011 compared to the same periods last year is directly attributable to our decreased sales volume as discussed above. Our gross margins were 50% for the three months ended October 2, 2011 as compared to 31% for the year ago period. Third quarter 2011 margins benefitted from the sale of $0.6 million of previously written off net inventory. During the third quarter of 2010, we wrote off inventory and a prepaid asset amounting to $5.8 million. Our gross margins were 50% for the nine months ended October 2, 2011 compared to 31% for the year ago period. This margin increase included the sale of $3.5 million of inventory previously written down. During the nine months ended October 3, 2010 gross margins were adversely affected by the $16.4 million of inventory write downs and the write down of a prepaid asset previously discussed. This inventory writedown adversely affected 2010 gross margins by 14% and 11%, for the three and nine months ended October 3, 2010, respectively.

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

R&D expenses decreased $0.4 million, or 3%, to $14.4 million for the three months ended October 2, 2011 compared to $14.8 million for the three months ended October 3, 2010. Personnel costs declined by $1.3 million as a result of our restructuring in the third quarter of 2010 to reflect the decline in our sales forecasts related to declining ADSL sales and our moving away from lower margin products. During the third quarter of 2011 we received a credit of $0.9 million related to qualified research and development expenditures made by a foreign subsidiary. These cost reductions were somewhat offset by higher tape out costs of $0.6 million, higher software and license fees of $0.4 million and higher stock compensation costs of $0.5 million in the third quarter of 2011 versus the comparable quarter in 2010.

R&D expenses decreased $5.3 million, or 11%, to $42.7 million for the nine months ended October 2, 2011 compared to $48.0 million for the nine months ended October 3, 2010. The decreased costs resulted from lower personnel costs of $4.5 million due to the effect of the restructuring activities in the first and third quarters of 2010, the $0.9 million research and development credit discussed above, lower software and licensing costs of $0.5 million and lower back end costs of $1.2 million. These reductions were somewhat offset by higher deferred compensation cost of $0.5 million, and higher tape out costs of $0.7 million.

The majority of our R&D personnel are located in the United States or India. As of October 2, 2011, we had 238 people engaged in R&D of which 86 were located in India, 147 were located in the United States and 5 were located in other Company locations. As of October 3, 2010, we had 278 people engaged in R&D of whom 98 were located in India, 158 were located in the United States and 22 in other Company locations.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $0.9 million for the three months ended October 2, 2011, or 15%, to $5.5 million compared to $6.5 million for the three months ended October 3, 2010. The decline in SG&A expense includes lower personnel costs of $0.5 million which was the result of fewer personnel in 2011 and the effects of the third quarter 2010 restructuring. The amortization of acquired intangibles was $0.5 million lower in the third quarter of 2011 versus the comparable 2010 quarter due to of our impairment of intangible assets during the third quarter of 2010.

SG&A expenses decreased by $4.6 million for the nine months ended October 2, 2011, or 21%, to $17.3 million compared to $21.9 million for the nine months ended October 3, 2010. The decrease in SG&A expenses is primarily attributable to lower personnel costs of $2.6 million resulting from lower employee levels after our first and third quarter 2010 restructuring efforts; lower amortization of acquired intangibles of $2.0 million resulting from our impairment of intangible assets during the third quarter of 2010; and lower stock compensation costs of $0.5 million. Included in personnel costs are severance costs which were $0.5 million and $1.2 million for the nine months ended October 2, 2011 and October 3, 2010, respectively. These were offset by higher auditing costs of $0.5 million due to the timing of charges and additional audit services related to our Singapore facility.

As of October 2, 2011, SG&A headcount was 74 compared to 81 at October 3, 2010.

Operating Asset Impairment

For the quarter and nine months ended October 2, 2011, there was no impairment charge.

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

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. We determined the fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $8.6 million, representing a write off of the entire amount of our previously recorded goodwill (in thousands).

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

Restructuring

For the three months ended October 2, 2011, there were no restructuring charges. For the three months ended October 3, 2010 restructuring charges were $3.8 million. During the third quarter of 2010, we implemented a restructuring plan in order to better align our operating expenses with our revised revenue forecast and to reallocate sufficient engineering resources to the continued development of our broadband technology and products. In addition, we closed three overseas offices. Total restructuring costs in the third quarter of 2010 amounted to $3.8 million of which $2.8 million related to severance costs, $0.3 million to facilities and $0.7 million to software tools.

For the nine months ended October 2, 2011 restructuring charges were not significant. Our remaining restructuring liability consists of $0.2 million for a software tool license. We expect to make payments under the software tool license through 2012. Total restructuring charges for the nine months ended October 3, 2010 amounted to $5.2 million and includes the $3.8 million restructuring charges discussed above and $1.5 million, consisting of severance and benefits, incurred in the first quarter. In the first quarter of 2010 we implemented a plan to restructure our work force and reduce our cost structure subsequent to our acquisition of the Broadband Access product line. The remaining severance and benefit costs related to this restructuring have been paid.

Gain on Sale of Marketable Securities

In the first quarter of 2011 we sold our auction rate securities for $2.0 million and recognized a gain of $1.3 million.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was a net loss of $0.3 million for the quarter ended October 2, 2011 and a gain of less than $0.1 million for the quarter ended October 3, 2010. Foreign exchange losses in Q3 2011 were $0.3 million resulting from the strengthening of the dollar versus the Euro and Indian Rupee.

Net interest income and other, net was a net loss of $0.2 million for the nine months ended October 2, 2011 and a gain of less than $0.1 million for the nine months ended October 3, 2010. The loss during the nine months ended October 2, 2011 stems from the strengthening of the dollar versus both the Euro and Indian Rupee in the third quarter of 2011.

Provision for (Benefit from) Income Taxes

Income taxes are comprised mostly of foreign income taxes and state minimum taxes. We maintain a full valuation allowance for our tax assets as a result of recurring losses. The benefit from taxes was $0.3 million and $0.1 million for the three and nine month periods ended October 2, 2011. The benefit for both periods reflects a net tax benefit of $0.3 million, primarily the result of an increase in deferred tax assets in India. The benefit from income taxes was $0.1 million and less than $0.1 million for the three and nine month periods ended October 3, 2010, respectively.

Net Loss

As a result of the above factors, we had net losses of $2.2 million and $8.0 million for the three and nine month periods ended October 2, 2011, respectively, compared to net losses of $33.3 million and $48.4 million, respectively, for the three and nine month periods ended October 3, 2010. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and investments increased by $5.3 million to $36.3 million as of October 2, 2011 versus $31.0 million as of January 2, 2011.

As of October 2, 2011, we have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the nine months ended October 2, 2011 and October 3, 2010 (in millions):

	Nine Months Ended
	October 2, 2011	October 3, 2010
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$29.0	$13.3
Net cash provided by (used in) operating activities	8.0	(11.5)
Net cash provided by (used in) investing activities	(1.1)	11.8
Net cash provided by financing activities	0.4	1.0

Cash and cash equivalents - end of period	$36.3	$14.6

Operating Activities

For the nine months ended October 2, 2011, we generated $8.0 million of net cash from operating activities, while incurring a net loss of $8.0 million. Included in the net loss was approximately $8.1 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable and inventory of $8.6 million and $3.7 million, respectively. These were offset in part by increases in prepaid expenses and other assets of $1.4 million and decreases in accounts payable and accrued liabilities of $1.7 million. In addition, our $1.3 million gain on the sale of our auction rate securities is a reduction to cash from operating activities, but the proceeds of $2.0 million from the sale are included in cash from investing activities.

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

Investing Activities

Investing activities used $1.1 million for the nine months ended October 2, 2011, primarily consisting of capital expenditures of $3.1 million partially offset by $2.0 million in proceeds from the sale of our auction rate securities. Investing activities provided $11.8 million for the nine months ended October 3, 2010, primarily consisting of the maturities and sales of short-term investments of $14.1 million offset by capital expenditures of $2.3 million.

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

Financing Activities

Financing activities provided $0.4 million for the nine month period ending October 2, 2011 due generally to the issuance of common stock in connection with our employee stock purchase plan. Our financing activities provided $0.9 million for the nine months ended October 3, 2010 primarily resulting from the purchase of stock under our employee stock purchase plan and from the exercise of employee stock options.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash, cash equivalents and cash flows expected to be generated from future operations, if any, will be sufficient to meet our anticipated cash needs for the next twelve months. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We currently have a $15.0 million unused line of credit. Due to certain covenants in connection with our line of credit, there is no assurance that such financing or any other financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Contractual Commitments and Off-Balance Sheet Arrangements

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of October 2, 2011, and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2011	2012 and 2013	2014 and 2015	2016 and thereafter
Operating lease payments	$13.7	$0.4	$5.5	$4.4	$3.4
CAD software tools	2.5	1.1	1.4	—	—
Inventory purchase obligations	3.5	3.5	—	—	—

	$19.7	$5.0	$6.9	$4.4	$3.4

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

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of October 2, 2011, we did not hold derivative financial instruments.

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

As of October 2, 2011, we had cash and cash equivalents totaling $36.3 million. Money market funds are considered cash equivalents and accounted for $12.0 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Investment Risk

Our marketable securities portfolio as of October 2, 2011 was $12.0 million and consisted entirely of money market funds. Our money market funds are considered cash equivalents and included in the line item cash and cash equivalents on our balance sheet. Investment risk is minimal.

Foreign Currency Risk

Our revenue and cost, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese yuan and the Taiwanese dollar. During the third quarter of 2011, we incurred a $0.3 million foreign exchange loss as the U.S. dollar strengthened against the Euro and Indian rupee. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, the effect would be to change 2011 projected operating expenses by approximately $0.7 million.

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

We believe that a system of internal controls, no matter how well designed and operated, is based in part upon certain assumptions about the likelihood of future events, and can be affected by limitations inherent in all internal controls systems including the realities that human judgment in decision-making can be faulty, that persons responsible for establishing controls need to consider their relative costs and benefits, that breakdowns can occur because of human failures such as simple error or mistake, and that controls can be circumvented by collusion of two or more people. Accordingly, we believe that our system of internal controls, while effective, can only provide reasonable, not absolute, assurance that the objectives of the controls system are met, and no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our company have been detected. There was no change in our internal control over financial reporting during the three months ended October 2, 2011 that our certifying officers concluded materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in the legal proceeding described above, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

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

Our common stock is currently traded on the NASDAQ Global Market under the symbol “IKAN.” If we fail to meet any of the continued listing standards of the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market. These continued listing standards include specifically enumerated criteria, including a $1.00 minimum closing bid price. If our common stock were to trade below $1.00 per share for a period of 30 consecutive trading days, NASDAQ would send a deficiency notice and advise us that we would have a “compliance period” of 180 calendar days to regain compliance with the applicable requirements.

Our common stock has closed at a price below $1.00 for fewer than 30 consecutive trading days in the recent past. If our stock price were to close below the $1.00 bid price in the future, there is no assurance that we will be able to meet The NASDAQ Stock Market’s minimum bid price requirements and, therefore, may lose our eligibility for quotation on The NASDAQ Stock Market. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Since our inception, we have only been profitable in the third and fourth quarters of 2005. Prior to the third quarter of 2005, we incurred significant net losses, and we incurred net losses in the past five fiscal years. We have an accumulated deficit of $278.7 million as of October 2, 2011. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future.

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

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward industry consolidation in our industry. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could have a material adverse effect on our business, financial condition and results of operations. Furthermore, rapid consolidation could result in a decrease in the number of customers we serve. Loss of a major customer could have a material adverse effect on our business, financial condition and results of operations.

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

Our products are subject to rapid declines in average selling prices due to pressure from customers and competitive pressures, including lowering average selling prices in order to maintain or increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect to do so again in the future. In addition, we have not been able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results, in particular (but not limited to) our gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

Our product sales mix is subject to frequent changes, which may impact our revenue and margin.

Our product margins vary widely by product and customer. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product family can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we forecast a quarter’s product mix, actual results can be materially different than our forecast, which could negatively impact our revenue and margins.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions. The following customers accounted for more than 10% of our revenue in the periods indicated below:

	Year Ended		Nine Months Ended
Direct Customer	January 3, 2010	January 2, 2011	October 2, 2011
Sagemcom Tunisie	19%	16%	23%
Flextronics International	*	17	*
Paltek Corporation	12	*	11
ZTE Corporation	*	*	10
Alcatel-Lucent and affiliated contract manufacturers	*	18	*
NEC Corporation of America	11	*	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, most recently the resignation of our President and Chief Executive Officer in June 2011, the resignation of our Vice President of Operations in March 2011, and the resignation of our Vice President of Marketing in September 2011. Our Executive Chairman is serving as our interim President and Chief Executive Officer while we search for a permanent replacement. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact our product development and sales.

Our future success depends on our ability to continue to attract, retain and motivate other senior management and qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm the perception of our business. We may also incur increased operating expenses and be required to divert the attention of other senior management to recruit replacements for key employees. Also, our depressed common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, which could harm our ability to provide technologically competitive products.

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

In April 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of October 28, 2011. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 49% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Investors.

We are unable to predict the potential effects of the Tallwood Investors’ ownership of our outstanding common stock on the trading activity in and market price of our common stock. Pursuant to the stockholder agreement, we have granted the Tallwood Investors and their permitted transferees’ registration rights for the resale of the shares of our common stock and shares of our common stock underlying the warrants. Under the terms of the registration rights, we have filed a registration statement that permits the resale of such securities into the public market, and any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Investors or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

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

We negotiate pricing with our suppliers from time to time. Negotiations with respect to pricing typically depend on order volumes and, if our order volumes decrease over time, we may experience difficulties negotiating favorable pricing, negatively impacting our ability to compete.

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

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively affect our revenue.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in China and India. In addition, 98% of our revenue for the nine months ended October 2, 2011 and 98% of our revenue for the fiscal year ended January 2, 2011 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to October 2, 2011 ranged from a low of $0.86 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

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

Additionally, from time to time, we are a party to various legal proceedings and claims arising from the normal course of business activities. We currently believe that the ultimate outcome of these proceedings, individually and in the aggregate, will not have a material adverse effect on our financial position, results of operations and statement of cash flows. If an unfavorable ruling were to occur in the legal proceeding described above, there exists the possibility of a material adverse effect on our financial position, results of operations and cash flows.

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

IKANOS COMMUNICATIONS, INC.

Dated: November 3, 2011	By:	/s/ Diosdado Banatao
Diosdado Banatao
Interim President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 3, 2011	By:	/s/ Dennis Bencala
Dennis Bencala
Vice President and Chief Financial Officer
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended October 2, 2011

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema Document

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB*	XBRL Taxonomy Extension Label Linkbase Document

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.