Form 10-K
period 2012-01-01
IKANOS COMMUNICATIONS
filed 2012-02-23
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended January 1, 2012

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 3, 2011 (the last day of Registrant’s second quarter of fiscal 2011), was approximately $46,811,597 based upon the July1, 2011 closing price of the Common Stock as reported on the NASDAQ Global Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 15, 2012, there were 69,337,244 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2012 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, benefits of our fabless strategy, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, the financial markets, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates and foreign currency exposure, potential new competitors, sources of revenue, our restructuring plan, our continued growth, dependency and concentration of customer base, future acquisitions, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, our future office space needs, fluctuations in our stock price and the possible delisting of our common stock are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document regarding among other things:

•	our ability to develop and achieve market acceptance of new products and technologies;

•	our ability to integrate the technologies and employees from acquisitions into our existing business;

•	cyclical and unpredictable decreases in demand for our semiconductors;

•	our ability to adequately forecast demand for our products;

•	our history of losses;

•	our sales cycle;

•	our ability to sustain revenue during period of product transition

•	selling prices of products being subject to declines;

•	our dependence on a few customers;

•	our reliance on subcontractors to manufacture, test and assemble our products;

•	our dependence on and qualification of foundries to manufacture our products;

•	production capacity;

•	our customer relationships;

•	the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets;

•	protection of our intellectual property;

•	currency fluctuations;

•	competition and competitive factors of the markets in which we compete; and

•	future costs and expenses and financing requirements.

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

Overview

We are a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and firmware. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

We offer multiple product lines. Our standalone communications processors support a variety of wide area network (WAN) topologies including passive optical network (PON), DSL, wireless broadband and Ethernet; our broadband DSL products enable up to 100 megabits per second (Mbps) downstream and upstream broadband over copper.

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

Demand for Broadband Services and Market Opportunities for Service Providers

The growth of the Internet, the proliferation of advanced digital video and multimedia, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to researchers at iSuppli, the world’s broadband subscriber ranks will swell by an additional 415 million people from 2011 through 2015. To remain competitive, service providers must deliver more bandwidth and increasing speed to enable revenue-enhancing advanced services. Today, these services include access to advanced digital media, video, communications and interactive broadband applications, including, among others:

•	Broadcast television;

•	High definition television (HDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Distance learning;

•	Telemedicine;

•	Sending and receiving advanced digital media such as music, photos and video;

•	Video conferencing;

•	Video surveillance;

•	Smart energy and home automation;

•	Streaming video and audio;

•	Fixed mobile convergence/femtocell;

•	Online gaming and game hosting; and

•	Voice over internet protocol (VoIP).

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

Delivering video-intensive services requires increased bandwidth of at least 50 to 100 Mbps. Service providers can use a variety of network architectures to provide this increased demand for broadband. More often than not, service providers select a hybrid approach that combines fiber backbone networks with copper as the last mile. This architecture—referred to most commonly as fiber to the node (FTTN)—is chosen because replacing an existing network with fiber is costly and time-consuming. The cost associated with wholesale replacement of copper with fiber to the home (FTTH) ranged from $1,350 to $3,400 or more per household. The table below reflects estimated costs to install and deploy FTTH network in various geographic locations. These costs do not include the full cost of central office (CO) upgrades, and other fiber-related infrastructure improvements.

Cost Per Household*
Fiber—Europe	$2,156
Fiber—United States	$2,900
Fiber—Japan	$1,071

*	Source: AT Kearney, ING, NTT, AT&T, Ikanos

In contrast, the estimated cost per household using the hybrid approach, made possible by our products, is approximately $250. By using a combination of fiber and copper in the last mile service providers have a cost effective solution for delivering the needed 50 to 100 Mbps.

The Ikanos Solution

We are a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. We have developed these semiconductors using our proprietary semiconductor design techniques, specific purpose digital signal processor and advanced mixed-signal semiconductor design capabilities. Our communications processors are used in a range of devices in the digital home and offer high-performance, as well as the flexibility and programmability for advanced services such as security, firewall and routing.

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

We believe that our key competitive advantages include our system-level expertise, the programmability of our products, our ability to integrate complex analog hardware, digital hardware, algorithms, systems and firmware into a complete product, our distributed accelerator processor architecture and our technology leadership and experience working directly with service providers in mass deployment of this technology. Our products are being deployed by leading service providers around the world and also actively evaluated by other leading service providers for deployment in their networks.

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

Highly programmable platform and integrated firmware. We provide a highly programmable platform for the interactive broadband industry that enables significant customization of reach, transmission rates and other specifications to optimize transmission performance. Our firmware enables the programmability of our digital signal processor as well as provides an interface to an external processor for diagnostic testing and configuration of key functions. Our integrated firmware can be remotely downloaded into our semiconductors for easy field upgrade and service expansion. This capability allows service providers to protect their investments and reduce costs. In addition, we provide application firmware that can be used by our customers to facilitate the incorporation of our semiconductors into their systems.

Quality of Service/Quality of Experience. Firmware is a key component of our products. Ikanos Quality Video (iQV™) integrated firmware enables our chipsets to intelligently adjust its data rate instantly to provide optimal quality in any line condition. With iQV, IPTV services that may be severely degraded or even dropped by older/less sophisticated chipsets will not only stay connected, but will show no degradation in image quality, even in very noisy conditions. The enhanced capabilities of iQV enable service providers to utilize existing copper infrastructure to deliver bandwidth-intensive and quality sensitive applications, like multiple channels of HD-video, high quality VoIP and other revenue-enhancing advanced features.

High-performance DSP and advanced algorithms. Communications algorithms are special techniques used to transform signals between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. In order to reliably transmit and receive signals at high-speed transmission rates, it is critical to execute advanced algorithms in real time. Algorithm processing is typically performed by the DSP. We have designed high-performance, low power usage DSPs for high transmission rate applications that utilize our proprietary integrated firmware. Our processing algorithms enable reliable transmission and recovery of signals at high-speed transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our DSP and our advanced algorithms provides us a competitive advantage.

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

Advanced bonding capabilities. Service providers can utilize two pairs of twisted copper wires and offer their customers bonded DSL technology. Bonding technology leverages the existing copper infrastructure and allows for increased data rates, longer loop lengths and increased reliability. Our flexible xDSL DSP core architecture is available in 30MHz, 17MHz bandwidths and 2-pair bonded configurations that enable cost-optimized products for fiber-to-the-building (FTTB), FTTN and Central Office (CO) deployments, respectively.

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

Key Benefits of Our Technology for Our Customers

Enabling the delivery of advanced digital video, multimedia, communications and interactive broadband applications. Our products provide downstream and upstream high-speed transmission rates of up to 100 Mbps and beyond. These transmission rates enable service providers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting and VoIP, as well as traditional telephony services.

Improving time-to-market with programmable systems-level products. Our products are programmable through our integrated firmware, which enables our customers to provide a single line card or residential gateway implementation, to support multiple international standards. Our systems-level capabilities enable us to design our semiconductors to accelerate our customers’ time-to-market. Because of the programmability of our products, service providers can deliver multiple service packages and charge different amounts for these packages.

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

Proven technology. To date, we have shipped more than 400 million ADSL and VDSL CPE and CO ports. Our products are deployed or are in field testing at leading service providers worldwide such as AT&T, Belgacom, France Telecom, KPN, Korea Telecom Corp., Nippon Telegraph and Telephone, Swisscom, Telecom Italia, and Telefónica. Our OEM customers and the service providers they serve conduct extensive system-level testing and field qualification of new semiconductors (generally over a six to eighteen month period) to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: Alcatel-Lucent, AVM, Motorola, Inc., NEC Corporation, Sagemcom, Sumitomo Electronic Industries, Ltd., Xavi Technologies Corp, and ZTE Corporation.

Our Strategy

Our objective is to provide the leading semiconductor products for the universal delivery of new generations of broadband services that transform the way people work, live and play. We expect to continue to develop highly programmable semiconductors that deliver triple play and interactive services over broadband using fiber and telephone copper lines and that distribute these services to the digital home. In addition, we intend to further expand into new applications and adjacent markets that include the delivery of broadband within a home. The principal elements of our strategy are:

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

In the broadband DSL market, we are one of the leading technology providers. In fact, we are the number one supplier of VDSL in the world with a larger cumulative market share than all our competitors combined. Service providers use this technology to enable the cost-effective provisioning of advanced digital media, video, communications and interactive broadband applications including broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming video and audio, online gaming, game hosting and VoIP, as well as traditional telephony services.

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

Our communications processors are the heart of the residential gateways. And we believe that the residential gateway is poised to become the centerpiece of the digital home. Whether the access infrastructure is copper, fiber or wireless, the residential gateway—and the communications processor within it—must have adequate power to distribute bandwidth intensive services with appropriate security and other functionality.

Our Fusiv® and other communications processors enable service providers to efficiently and cost-effectively deliver multi-play services to the residential, small office/home office and small to medium enterprise markets. These devices utilize our unique distributed architecture, which includes multiple accelerator processors (AP) that offload switching, routing and other tasks from the host central processing unit (CPU). As a result, we provide high levels of processing power for combined advanced services including but not limited to VoIP, PVR, multi-mode DSL and security, while supporting best-in-class quality of service (QoS) and wire speed performance across all LAN and WAN interfaces.

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

Integrated Communication Processors:

•

Fusiv® Vx185 and Vx183 chipsets are expected to be released to production during early 2012 and are high performance G.Vector-compliant communications processors designed specifically for the next-generation of service gateways. The Vx185/183 are next-generation convergence devices that leverage the advancements from the previous Fusiv family, while adding more processing power and critical interfaces to form the foundation for next-generation residential gateways. Advanced, multimode A/VDSL2 communication processors, the Vx185/183 provide leading edge processing power, interfaces, VoIP, multi-mode DSL and security, while supporting carrier class quality of service (QoS) and Gigabit wire-speed performance. Our Vx185 chipset supports all DSL, including ADSL, ADSL2, ADSL2+, and VDSL2, and further enhances IPTV and triple-play networks by being fully compliant with the ITU-T G.Vector standard and bonding.

•

Fusiv Vx180 is an integrated communication processor that features a MIPS-based™ CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that is backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n and the Fusiv Vx180 employs a unique distributed architecture that incorporates AP engines for data path functions, ensuring that the maximum host CPU processing power is available for customer applications. Fusiv Vx180 offers two analog integrated front end (IFE) options. The IFE-5 supports up to the 30a profile with 100 Mbps upstream and 100 Mbps downstream performance. The IFE-6 (integrated front end and line driver) supports up to the 17a profile and fallback to ADSL, ADSL2 and ADSL2+.

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

Standalone Communication Processors:

•

The Fusiv® Vx175 and Fusiv Vx173 are expected to be released to production during early 2012 and are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by Ikanos products. With these dual-core products, service providers and manufacturers can build a wide range of devices including femtocell gateways, energy gateways, mobile broadband routers, optical networking terminals, network attached storage and others. The Vx175 and Vx173 communications processors have two MIPS cores. In the Vx175, cores provide 600MHz and 400MHz of processing power. The Vx173 cores both run at 400MHz and can handle femtocell stacks, VoIP and a range of other computational-intensive tasks. In addition to the dual core MIPs processors, the Vx175 and Vx173 also include hardware accelerator processors to provide flexibility and improved performance. The accelerator processor implementation enables bi-directional Gigabit routing performance while consuming a small fraction of the Fusiv’s processing power.

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

Broadband DSL

We serve the dynamic broadband market with an extensive line of products for CO and CPE. These products are complemented by our communications processors. The combination of these complementary products enable triple- and quadruple-play services around the world.

We have a range of broadband DSL semiconductor integrated firmware products for VDSL and ADSL implementations. Our VDSL chipsets for DSLAMs and other CO equipment include Ikanos Velocity™, Accelity™-2+ AD11008, Fx™100100-5 and Fx10050-5. Our VDSL standalone chipsets for CPE like residential gateways include Accelity-DA87781, Fx100100S-5 and Fx10050S-5. Maxtane™-CX955xx is our ADSL chipset for CO equipment, and our SHDSL chipsets include Orion™-GS2237 CO and Orion-GS2237 CPE.

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

•

Fx™100100-5 and Fx10050-high bandwidth multi-port A/VDSL CO chipsets enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform. Utilizing up to 30 MHz of spectrum, our Fx100100-5 is the industry’s first chipset to be IPTV-optimized with up to 100 Mbps symmetrical performance and built-in QoS capabilities. And our IPTV-optimized Fx10050-5 chipset utilizes up to 17.6 MHz of spectrum, and enables up to 100 Mbps downstream and up to 50 Mbps upstream performance. Both products incorporate advanced QoS capabilities and are ideal for DSLAMs and ONUs providing the port density levels and low power consumption necessary to support MDUs.

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

•

Fx100100S-5 and Fx10050S-5 high bandwidth A/VDSL CPE chipsets enable service providers to deliver a full suite of revenue-generating interactive broadband services and features from a single platform. Interoperable with deployed CO equipment and utilizing up to 30 MHz of spectrum, our Fx100100S-5 is the industry’s first chipset to be IPTV-optimized with up to 100 Mbps symmetrical performance. And our IPTV-optimized Fx10050S-5 chipset enables up to 100 Mbps downstream and up to 50 Mbps upstream performance. Both chipsets offer built-in QoS capabilities, have multi-mode support and are ideal for modems, residential gateways, optical network terminals and routers.

•

Maxtane CX955xx ADSL chipsets are ADSL/ADSL2/ADSL2+ CO transceivers enabling advanced triple play services. The chipsets offer features such as enhanced impulse noise protection (INP) and dual interleaving for simultaneous video, voice and data services with appropriate protection for each service. Advanced features of Maxtane enable better service levels for triple play services, including IPTV, high-speed Internet access, VOD, HDTV, VoIP, videoconferencing, remote office connectivity, and telecommuting. Maxtane devices enable feature rich IPTV line card solutions for next-generation exchange, remote unit (DLC/ONU), or MDU applications. The Maxtane includes a 16-port DSP and two AFE chips while the Maxtane includes a DSP in a 24-port configuration and three AFEs.

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

Advanced Firmware for Enhanced Products

Integrated firmware is a key component of our semiconductor products. In our central office and customer premises chipsets, we have advanced iQV firmware, a combination of technologies that enhances link robustness. Ikanos’ Programmable Operating System™ firmware (iPOS) facilitates the customization of Fx and FxS™ chipsets to specific applications. Our Integrated Firmware on Silicon® (ISOS) firmware accelerates development time for devices like the Solos and others. And our processor firmware—FusivWare™—allows for increased flexibility and reuse in the design of modems, gateways and other devices expediting time-to market for our customers’ new generations of products.

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

•

FusivWare is advanced Linux-based firmware that enables network equipment manufacturers to jump start their development processes. The firm ware incorporates routing, bridging, a complete VoIP stack, packet classification, marking, bandwidth management and fast-path assisted QoS functions to ensure better performance, drivers and more. FusivWare enables manufacturers to reduce product development cycles, rapidly prototype and quickly enter production with everything from simple modems to sophisticated gateways. The FusivWare flexible firmware architecture provides customers with the ability to design this equipment with any transport methodology—or multiple methodologies—including Ethernet, xDSL and PON. This dramatically reduces time to market for subsequent generations of products.

Our industry is continually transitioning to new technologies and products. Large industry transitions are unpredictable due to factors including, but not limited to, extended product trials, qualifications and the transformation of existing platforms to new platforms. Furthermore, the environment in which we market and sell our products has become increasingly competitive and cost sensitive.

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

During 2011 Sagemcom Tunisie and Paltek Corporation accounted for 20% and 10% of revenue, respectively. While in 2010 Alcatel Lucent and Sagemcom Tunisie accounted for 18% and 15% of revenue, respectively. Finally in 2009, Sagemcom Tunisie accounted for 19% of revenue, Paltek Corporation accounted for 12%, and NEC Corporation accounted for 11%. Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 62% of revenue in 2011, 60% in 2010, and 58% in 2009. Sales to customers in Europe accounted for 36% of revenue in 2011, 37% in 2010, and 34% in 2009.

Telecommunication Service Providers

We work directly with various major service providers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the service providers’ networks. Our OEM customers have sold products that include our semiconductors to major service providers, including:

AT&T (North America)	Nippon Telegraph & Telephone Corporation (Japan)
Belgacom (Belgium)	Swisscom (Switzerland)
France Telecom (France)	Telecom Italia (Italy)
Korea Telecom Corp. (Korea)	Telefonica (Spain)
KPN (The Netherlands)

Our Service and Support for Customers and Service Providers

To accelerate the design and development of our customers’ systems and the qualification and mass deployment of our technology, we have a Product Applications Engineering (PAE) team and a Field Application Engineering (FAE) team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware and firmware and have access to the various expertise within our Company to ensure proper service and support for our OEM and service provider customers.

Our service and support involves multiple stages including working with the service providers’ evaluation of our technology through the utilization of our reference platforms, and the optimizing our technology to meet the individual service providers’ performance and other requirements.

In parallel, our engineers help our customers with the design and review of their system designs. Our application engineers and field application engineers help the customers’ engineers design their systems by providing the necessary reference designs, gerber files, schematics, data sheets, sample firmware and other documentation. By doing this, we assist our customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by our customers, we work closely with the customers’ engineers to integrate our firmware into systems through site visits and extensive field-testing with the service providers which may include inter-operation with legacy equipment already deployed in the service provider’s served area. This entire qualification cycle may take six to eighteen months depending upon the region, service provider requirements and deployment plans.

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

We market and sell our products worldwide through a combination of direct sales and third-party sales representatives. We utilize sales representatives to expand the impact of our sales team. We have strategically located our sales, business development and marketing personnel, field applications engineers and sales representatives near our major customers in China, Europe, Japan, Korea, Taiwan, and the United States.

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

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the xDSL, PON and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, BroadLight, Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., PMC-Sierra, Inc., Realtek Semiconductor Corp. and MediaTek Inc. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors or alliances among existing competitors could emerge. Competition has resulted, and may continue to result, in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

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

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related firmware. We have experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, firmware development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. Our research and development expense was $55.8 million in 2011, $60.8 million in 2010 and $49.8 million in 2009.

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

Quality Assurance

Our quality assurance program begins with the design and development processes both in hardware and firmware. Our hardware designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to be manufactured. Our firemware goes through testing per specified test plans and customer requirements. As defects are identified, engineers rewrite code to optimize performance before the firmware is released. We pre-qualify each of the subcontractors and conduct periodic quality audits. We monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards. In August 2006, we were certified to ISO 9001 standards and passed an ISO 9001:2008 surveillance audit in May 2011.

Environmental Regulation

We are also focusing on managing the environmental impact of our products. The manufacturing flows at all the subcontractors used by us are registered to ISO 14000, the international standard related to environmental management. We believe that the products are compliant with the Restriction of Hazardous Substance (RoHS) directives and that materials are available to meet these emerging regulations.

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

As of January 1, 2012, we held a total of 289 issued patents in the United States and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates range from 2015 through 2030. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and firmware components of our products. Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale, Ikanos SmartCPE and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

Employees

As of January 1, 2012, we had a total of 337 full-time employees, of whom 228 were involved in research and development, 42 in operations, and 67 in sales, marketing, finance and administration. None of our employees are represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

In an effort to manage the Company’s operating expense to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that will include a reduction in force by approximately16%. Employees were notified of their termination on February 1 and 2, 2012.

Backlog

Our sales are made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled, canceled or modified on relatively short notice without substantial penalty in most cases. Therefore, we believe that the purchase orders may not a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 23, 2012:

Name	Age	Position
Diosdado Banatao	65	Chairman of the Board of Directors, Interim President and Chief Executive Officer
Dennis Bencala	56	Chief Financial Officer and Vice President of Finance
Debajyoti Pal	53	Chief Technology Officer and Senior Vice President
Jim Murphy	57	Vice President, Worldwide Human Resources
Michael Kelly	59	Vice President, Worldwide Sales

There are no family relationships among any of our directors and executive officers.

Diosdado Banatao has served as our Chairman of our board of directors since August 2009 and has served as our Interim President and Chief Executive Officer since June 2011 and from April 2010 to July 2010. Mr. Banatao is the founder and has been Managing Partner of Tallwood Venture Capital (Tallwood) since July 2000. From April 2008 to June 2009, Mr. Banatao served as Interim Chief Executive Officer of SiRF Technology Holdings, Inc. (SiRF), a publicly-traded company that was acquired by CSR plc in June 2009 (SiRF). From October 2006 to August 2007, Mr. Banatao served as Interim President and Chief Executive Officer of Inphi Corporation. Prior to forming Tallwood, Mr. Banatao was a venture partner at the Mayfield Fund, a venture capital firm, from January 1998 to May 2000. Mr. Banatao co-founded three technology startups: S3 Graphics Ltd in 1989, Chips & Technologies, Inc. in 1985 and Mostron, Inc. in 1984.

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

Debajyoti Pal has served as our Chief Technology Officer since August 2009. From April 2004 until August 2009, Dr. Pal was Chief Technology Officer and Executive in Residence at Tallwood Venture Capital. Prior to

joining Tallwood, Dr. Pal founded Telicos Corporation in May 2002 and was President until April 2004. Dr Pal was Vice President of Technology & Product Development of Virata/Globespan Virata from August 2000 until April 2002. In May 1998 he founded Excess Bandwidth Corporation and was Chief Technology Officer and Vice President Engineering until August 2000 when it was acquired by Virata. Dr. Pal received a bachelors degree in electronics and electrical communication engineering from the Indian Institute of Technology (IIT) Kharagpur, India, a M.S.E.E. degree from Washington State University and a Ph.D. in electrical engineering from Stanford University. Dr. Pal is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE).

Jim Murphy has served as our Vice President, Worldwide Human Resources since June 2010. Prior to joining Ikanos he served as Vice President, Human Resources for North America and Asia Pacific for CSR plc from August 2009 until May 2010. From March 2006 until August 2009, Mr. Murphy was Vice President, Human Resources for SiRF. Prior to joining SiRF, Mr. Murphy was Senior Human Resources Director for North America at LSI Logic. Mr. Murphy holds a B.A. from Lawrence University and an M.B.A. from the University of Michigan.

Michael Kelly has served as our Vice President of Worldwide Sales since July 2010. Prior to joining Ikanos, he was Vice President, Sales at CSR plc from July 2009 until July 2010 and Vice President of Worldwide Sales at SiRF Technology, Inc. from August 2008 until July 2009. Mr. Kelly joined SiRF in August 1998 as Director, North America Sales and became Senior Director, North America Sales, in August 2006.

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

Risks Related to Our Customers and Markets

We are in a product transition phase and we may not be able to adequately develop, market or sell new products.

Revenues from our existing products are decreasing as certain products near end-of-life, and beginning in early 2012 we plan on selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $278.1 million as of January 1, 2012. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

If our common stock continues to trade below $1.00, our stock could be delisted from the NASDAQ Global Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on the NASDAQ Global Market under the symbol “IKAN.” If we fail to meet any of the continued listing standards of the NASDAQ Global Market, our common stock could be delisted from the NASDAQ Global Market. On December 16, 2011, we received a letter from the NASDAQ indicating that we are not in compliance with Nasdaq Marketplace Rule 5450(a)(1), or the Rule, requiring listed securities maintain a minimum bid price of $1.00 per share. Based upon the closing bid price for the last 30 consecutive business days prior to the date of the letter, we no longer meet this requirement.

In accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until June 13, 2012, to regain compliance. If, at any time before June 13, 2012, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days NASDAQ will provide written notice that we have regained compliance with the Rule. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of the Rule.

If we do not regain compliance by June 13, 2012, our common stock will be subject to delisting. At that time, we may appeal NASDAQ’s decision to a Listing Qualifications Panel. We intend to actively monitor the bid price for our common stock between now and June 13, 2012, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements. There is no assurance that we will be able to comply with the Rule and, therefore, may lose our eligibility for quotation on The NASDAQ Stock Market. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

Our operating results have fluctuated significantly over time and are likely to continue to do so, and as a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence and price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, often connected with or in anticipation of maturing product cycles and declines in general economic conditions. To respond to these downturns, some service providers have decreased their capital expenditures, changed their purchasing practices to use refurbished rather than purchasing new equipment, canceled or delayed new developments, and taken a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, has reduced the demand for new semiconductors by our direct customers which could result in significant fluctuations of revenue as the economy changes.

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

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, for example, addressing technical issues arising from development efforts, costs associated with additional or unanticipated costs for manufacturing or components increasing without notice because we do not have formal pricing arrangements with our subcontractors, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue. For example, on January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that will include a reduction in force by approximately16%. Restructuring costs will include expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We expect that this restructuring plan will generally be completed in the first half of 2012.

In addition, the acquisition of other businesses can generate nonrecurring expenses, such as our acquisition of the Broadband Access, or BBA, product line from Conexant Systems, Inc. in 2009. As a result, quarter to quarter comparisons of our operating expenses and results should not be relied on as an indicator of future performance. If our operating results do not meet the expectations of securities analysts or investors for any quarter or other reporting period, the market price of our common stock may decline.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continued through 2011, particularly in Europe, has impacted consumer confidence and spending negatively. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may require additional cash resources during 2012 as a result of changes in our business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot assure you that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our products are subject to rapid declines in average selling prices due to pressure from customers and competitive pressures, including lowering average selling prices in order to maintain or increase market share. We have lowered our prices significantly at times to gain or maintain market share, and we expect to do so again in the future. In addition, we may not be able to reduce our costs of goods sold as rapidly as our prices have declined. Our financial results, in particular (but not limited to) our gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

Our product sales mix is subject to frequent changes, which may impact our revenue and margin.

Our product margins vary widely by product and customer. As a result, a change in the sales mix of our products could have an impact on the forecasted revenue and margins for the quarter. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product family can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we forecast a future product mix and make purchase decisions based on that forecast, actual results can be materially different which could negatively impact our revenue and margins.

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

	Year Ended
Direct Customer	January 3, 2010	January 2, 2011	January 1, 2012
Sagemcom Tunisie	19%	15%	20%
Paltek Corporation	12	*	10
Alcatel-Lucent and affiliated contract manufacturers	*	18	*
NEC Corporation of America	11	*	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our President and Chief Executive Officer in June 2011, our Vice President of Operations in March 2011, and our Vice President of Marketing in September 2011. Our Executive Chairman is serving as our interim President and Chief Executive Officer while we search for a permanent replacement. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team, attract and retain a permanent Chief Executive Officer, or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

Further, in the third quarter of 2010 we implemented a corporate restructuring plan that included a reduction in work force of approximately 20% and the closure of three of our overseas offices. That restructuring is predominantly complete. On January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that will include a reduction in force by approximately16%. Restructuring costs will include expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We expect this restructuring plan will generally be completed in the first half of 2012. As a result of these restructurings, we may have difficulty in attracting and retaining qualified personnel.

Further the changes in senior management and the multiple restructurings and reductions in workforce have had and may continue to have a negative effect on employee morale.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of January 1, 2012. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 49% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

We rely on third parties for technologies that are integrated into some of our products, including the memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. Further, if we were to seek to obtain such a license and such license were available, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If the party determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims. In addition, the third party intellectual property could also expose us to liability and, while we have not experienced material warranty costs in any period as a result of third party intellectual property, there can be no assurance that we will not experience such costs in the future.

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with our subcontractors could significantly disrupt shipment of our products, impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and currently use multiple wafer foundries and factory subcontractors, located primarily in Israel, Malaysia, Singapore and Taiwan to manufacture, assemble and test all of our current semiconductor devices. While we work with multiple suppliers, generally each product is made by one foundry and one assembly and test subcontractor. Accordingly, we are greatly dependent on a limited number of suppliers to deliver quality products on time. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems.

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

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with subcontractors that could be costly and negatively affect our operating results, including minimum order quantities over extended periods, and higher costs to secure necessary lead-times.

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

Many companies in the semiconductor business have significant patent portfolios. These companies and other parties may claim that our products infringe their proprietary rights. We may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. We also could be forced to do one or more of the following:

•	stop selling, incorporating or using our products that use the challenged intellectual property;

•

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or could require us to make significant payments with respect to past or future sales of our products;

•	redesign those products that use any allegedly infringing technology, which may be costly and time-consuming; or

•	refund amounts received for allegedly infringing technology or products.

Any potential dispute involving our patents or other intellectual property could also include our customers which could trigger our indemnification obligations to one or more of them and result in substantial expense to us.

In any potential dispute or claim involving our patents or other intellectual property, our customers could also become the target of litigation. Because we may indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger technical support and indemnification obligations in some of our agreements, which could result in substantial expenses. Any indemnity claim could adversely affect our relationships with our OEM customers and result in substantial costs to us.

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

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as the ATIS, and by the ITU-T. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or the industry groups adopt standards or governments issue regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 98% of our revenue for both of the fiscal years ended January 1, 2012 and January 2, 2011 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have offices or facilities in China, France, Germany, India Japan, Korea, Singapore and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including the Chinese Yuan, the Euro, the Indian rupee, the Korean won, the Japanese yen, Singapore dollar and the Taiwanese dollar. A large portion of our cash is held by our international affiliates both in U.S. dollar and local currency denominations. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

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

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	failure to comply with NASDAQ minimum bid price, as indicated above;

•	announcements of changes in our senior management;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to January 1, 2012 ranged from a low of $0.75 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We filed our opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument and are awaiting a hearing date from the Second Circuit. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

Facilities

Our headquarters is located in Fremont, California, where we lease approximately 73,500 square feet of space under a lease agreement that expires in March 2016. The Fremont facility location is primarily utilized for research and development, sales and support, operations management, and general administrative functions. We also have other significant facility locations in the United States and throughout the world including a 57,400 square foot research and development facility in Red Bank, New Jersey whose lease expires on March 2018. Certain tenant improvements and potential additional rental costs may be incurred under this lease in 2012 which could impact future operating results, if realized. In addition, we have a 36,100 square foot research and development facility in Bangalore, India whose lease expires in October 2014.

We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate our operations.

ITEM 3.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. We filed our opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument and are awaiting a hearing date from the Second Circuit. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

	High	Low

2010
First quarter	$3.20	$1.85
Second quarter	$3.50	$1.51
Third quarter	$2.00	$0.86
Fourth quarter	$1.45	$0.98

2011
First quarter	$1.51	$1.05
Second quarter	$1.62	$1.07
Third quarter	$1.35	$0.80
Fourth quarter	$1.09	$0.75

As of February 15, there were approximately 363 holders of record of our common stock.

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

Sale of Unregistered Securities

During the three years ended January 1, 2012 we issued 872,315 shares of unregistered common stock in connection with an asset purchase and an acquisition during 2009 through 2010.

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

We sold to the Tallwood Investors for $42.0 million (i) 24 million shares of our common stock, par value $0.001 per share (the Common Stock) and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the Warrants) at $1.75 per shares. The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement is $1.75. In addition, we issued to the Tallwood Investors one share (the Voting Share) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of our Company. The Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment. The transaction was undertaken without an underwriter. The securities were registered on Form S-3 during January of 2010. We used the proceeds from the Tallwood Investment to fund the purchase of the BBA product line from Conexant.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index for five years from December 29, 2006 through January 1, 2012. Note that historic stock price performance is not necessarily indicative of future stock price performance.

	12/29/2006	12/28/2007	12/26/2008	12/31/2009	12/31/2010	1/1/2012
Ikanos Communications, Inc.	100.00	61.57	12.43	21.52	15.42	9.32
Philadelphia Semiconductor Index	100.00	88.41	44.22	80.13	92.88	83.26
NASDAQ Stock Market (US Companies)	100.00	109.36	64.38	95.38	113.19	113.81

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	2007	2008	2009	2010	2011
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue	$107,467	$106,505	$130,688	$191,677	$136,591
Cost of revenue(1)	63,264	61,827	85,019	126,692	65,944

Gross profit	44,203	44,678	45,669	64,985	70,647

Operating expenses:
Research and development(1)	51,056	43,231	49,805	60,769	55,796
Selling, general and administrative(1)	27,398	25,823	30,974	27,239	22,287
Asset impairments	—	12,496	2,460	21,378	—
Restructuring charges(1)	3,661	—	1,338	5,794	(109)

Total operating expenses	82,115	81,550	84,577	115,180	77,974

Loss from operations	(37,912)	(36,872)	(38,908)	(50,195)	(7,327)
Investment gain (impairment)	—	(6,166)	1,238	—	1,295
Interest income and other, net	4,942	2,145	727	51	(383)

Loss before income taxes	(32,970)	(40,893)	(36,943)	(50,144)	(6,415)
Provision (benefit) for income taxes	294	220	158	(381)	1,082

Net loss(2)	$(33,264)	$(41,113)	$(37,101)	$(49,763)	$(7,497)

Basic and diluted net loss per share	$(1.16)	$(1.41)	$(0.97)	$(0.88)	$(0.11)

Weighted average number of shares—basic and diluted(3)	28,626	29,084	38,098	56,713	68,656

(1)	Amounts include stock-based compensation as follows:

	Fiscal Year Ended
	2007	2008	2009	2010	2011
Cost of revenue	$271	$305	$313	$106	$58
Research and development	7,917	5,258	3,261	1,684	2,273
Selling, general and administrative	5,686	4,923	2,346	1,480	844
Restructuring	—	—	—	111	—

(2)	Net losses for the fiscal years 2008, and 2009 include acquired company results of operations beginning on the date of acquisition. See “Note 2. Business Combinations” to the consolidated financial statements included in this report for a summary of recent significant acquisitions.

(3)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	Fiscal Year Ended
	2007	2008	2009	2010	2011
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$83,972	$63,339	$27,540	$30,950	$34,760
Working capital	89,047	72,015	56,049	50,541	48,926
Total assets	153,156	107,433	143,000	89,697	77,607
Total stockholders’ equity	124,933	89,516	97,116	65,521	60,722

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and firmware. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

We incurred a net loss of $7.5 million for the year ended January 1, 2012 and had an accumulated deficit of $278.1 million as of January 1, 2012. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

We filed a shelf registration statement with the SEC on October 25, 2010 (declared effective on November 1, 2010) under which we might offer and sell up to $30.0 million of common stock and warrants. On November 11, 2010 and December 7, 2010 Ikanos sold a total of 12.8 million shares of stock in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million. As of January 1, 2012, we have $16.5 million available for future issue under that registration statement.

We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $130.7 million in 2009, $191.7 million in 2010 and $136.6 million in 2011.

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

Our industry is continually transitioning to new technologies and products. Large industry transitions are unpredictable due to factors including, but not limited to, extended product trials, qualifications, and the transformation of existing platforms to new platforms. Furthermore, the environment in which we market and sell our products has become increasingly competitive and cost sensitive. Our competitors are able to provide higher degrees of integration due to their broader range of products.

Our future revenue growth depends on the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our product to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could further impact revenues. Additionally, certain of our customers have already entered into last time buys of some products during 2011 and others may do so in 2012. In some cases products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers or implement multi-sourcing procurement strategies in which we participate in a diminished capacity.

It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. Additionally, we have limited visibility into the buying patterns of our OEMs, who, in turn, are affected by changes in the buying and roll out patterns of the service provider market. As a result of manufacturing inventory to a forecast, we may have excess inventory if the forecast differs from actual results. Our 2010 forecast was reduced significantly due to our BBA products becoming more mature and less competitive at the desired price point in the marketplace and also due to forecast revenue for a potential customer that did not materialize. As a result, we determined that we had $16.8 million of excess inventory for certain products, and consequently wrote down the inventory during 2010.

We have several new products in development and believe our team of engineers, DSL products, technology, patents and other intellectual property will allow us to create products that could increase our market share and enable us to implement our digital home initiatives and next generation VDSL development. However, many of these new products may not offset the declines of revenue recognized on our mature products during the near term. Failure to generate new revenues from these new products, or delays in the timing of the release of these products, could have a material adverse effect on our revenues, results of operations, cash flows and financial position.

In response to declining revenue during 2010 and 2011 and continuing into 2012, we initiated a world wide restructuring plan on January 30, 2012 to manage the Company’s operating expense to its projected revenue forecast. There will be a headcount reduction of approximately16% of our employment level. We expect the restructuring plan to result in expenditures of $1.25 million to $1.5 million recognized in and paid generally in the first half of 2012. Although the restructuring plan is expected to result in approximately $5.0 million in annual operating expense reductions, these cost savings are expected to be offset by new product tape-out expenses that will occur throughout 2012.

On August 24, 2009, we acquired from Conexant Systems, Inc., its Broadband Access product line (BBA), which includes the backlog, customer relationships, product-related intellectual property, patents, fixed assets and inventory of the product line, for a total purchase price of $53.1 million in cash and the assumption of approximately $6.4 million in employee and lease related liabilities. Adding the BBA products and engineers to Ikanos’ existing portfolio of VDSL solutions more than doubled our size, expanded our reach into new geographic and product markets and added new research and development capabilities to the existing engineering team. The addition of the BBA products allowed us to develop semiconductor and and integrated products for new markets within the digital home in addition to serving our Broadband DSL and Communications Processors businesses and to reduce costs through economies of scale.

On April 27, 2010, Michael Gulett resigned as our Chief Executive Officer (CEO) and President and as a member of our Board of Directors. Diosdado P. Banatao, the chairman of our Board of Directors, was appointed executive chairman and assumed the role of Interim President and Chief Executive Officer while we began our search for a new Chief Executive Officer and President. On June 14, 2010, Cory Sindelar resigned as Chief Financial Officer. Dennis Bencala was appointed Chief Financial Officer and Vice President of Finance on June 14, 2010. On June 30, 2010, Paul Hansen resigned from our Board of Directors. James Smaha, a current director, replaced Mr. Hansen on the Audit Committee of our Board of Directors and Fred Lax, also a current director, was appointed chairman of the Audit Committee. On August 3, 2010, Mr. Banatao resigned as our Interim President and Chief Executive Officer. Mr. Banatao continued to serve as chairman of our Board of Directors. On August 3, 2010, our Board of Directors appointed John Quigley, our Senior Vice President, Global Engineering, as our Chief Executive Officer and President effective August 3, 2010 and also elected him to the Board of Directors.

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

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). In preparing our consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of the Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) our price to the customer is fixed or determinable, 4) collection is reasonably assured. Since our semiconductor products are reliant upon firmware, we defer revenue recognition until the essential firmware is delivered and upon shipment when legal title and risk of ownership has transferred. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments. Revenue from product sales to distributors is recognized when the distributor has sold through to the end customer.

As noted above, in multi-element arrangements that include combination of semiconductor products with firmware that is essential to the hardware products functionality and undelivered firmware elements, judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. We allocate the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence, third-party evidence, or estimated selling prices, as the basis of fair value. The allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met.

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

Inventory

We value our inventory at the lower of cost or estimated market value. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. We estimate market value based on our current pricing, market conditions and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventory and quantities on hand in excess of estimated near-term demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Additionally, we specifically reduce inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods. However, if such inventory is subsequently sold, gross margins will be positively affected.

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

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Further, in accordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

Prior to the fourth quarter of 2011, the Company did not provide for Federal income tax and withholding taxes for unremitted foreign earnings of its foreign affiliates because the unremitted earnings of its foreign subsidiaries were deemed to be permanently reinvested. Beginning in the fourth quarter of 2011 the Company began to provide for Federal income tax and foreign withholding taxes the unremitted earnings of foreign subsidiaries because the Company has determined that those funds may no longer be permanently reinvested. Beginning in the fourth quarter of 2011 the Company began to provide for Federal income tax and foreign withholding taxes the unremitted earnings of foreign subsidiaries because the Company has determined that those funds may no longer be permanently reinvested.

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with authoritative guidance. Under the fair value recognition provisions, share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected life. We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical volatilities of our stock price and that of our peer group. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was based primarily upon historical experience of employee turnover. To the extent that we revise this estimate in the future, our share-based payment expense could be materially affected in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, as empirical evidence regarding these input estimates is able to provide more directionally predictive results, we may change or refine our approach of deriving these input estimates. These changes could impact our fair value of options granted in the future.

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

Results of Operations

Revenue

Our revenue is primarily derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to distributors is generally recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently, the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Beginning in the second half of 2010, certain products neared end-of-life more rapidly than previously anticipated. Additionally, we began to move away from products with low margins. However, we were not able to offset the declines with new product introductions. The effect of these trends resulted in sequentially lower quarterly revenue beginning in the third and fourth quarters of 2010 and continued into the first quarter of 2011.

Total revenue for 2011 declined by $55.1 million, or 29%, to $136.6 million in 2011 from $191.7 million in 2010. Revenue continues to be distributed among a range of products and five key customers who account for almost two thirds of our revenue. This reduction in revenue, reflecting changes in the industry and the aging of our products, seen in 2010 continued into 2011. Revenue in the first quarter of 2011 declined from $37.1 million in the fourth quarter of 2010 to $31.7 million in the first quarter of 2011. Revenue was relatively flat during the second, third and fourth quarters at approximately $35.0 million. As noted above, certain of our customers entered into last time buys of some products during the fourth quarter of 2011. Last time buys included in our fourth quarter revenue of $35.4 million amounted to approximately 24% of the total. We expect that our revenue in 2012 will incur a year-over-year decline as our revenue will be impacted by the timing of our new product releases and last time buys.

Revenue increased by $61.0 million, or 47%, to $191.7 million in 2010 from $130.7 million in 2009. This increase is attributable to the full year effect of revenue resulting from the sale of products that we acquired in the August 2009 BBA acquisition. Revenue from our pre-BBA acquisition products remained largely unchanged from 2009 to 2010. Asian and European revenue as a percent of total sales remained relatively constant, but increased substantially on a revenue dollar basis. Asian sales increased 53% from $75.6 million in 2009 to $115.4 million in 2010. Sales into greater China (including the Peoples Republic of China and Hong Kong) more than doubled in 2010 versus 2009. Sales to Japan were marginally lower in 2010 compared to 2009. Asian sales volume, especially to China, increased substantially while average Asian selling price, including the effects of changes in mix, increased slightly. European revenue increased by 62% from $43.9 million to $70.9 million as sales into France (via Tunisia) and the Netherlands were somewhat offset by lower sales into Italy and Belgium. Revenue declined from $55.6 million in the second quarter of 2010 to $41.5 million and $37.1 million in the third and fourth quarters of 2010, respectively. The BBA-acquired products, which started to mature during the second half of 2010, contributed to the majority of the declines with decreases in product revenues of $9.1 million and $8.3 million during the 2010 third and fourth quarters, respectively.

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

Our Direct Customer	2011	2010	2009
Sagemcom Tunisie	20%	15%	19%
Paltek Corporation	10	*	12
Alcatel-Lucent	*	18	*
NEC Corporation	*	*	11

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	2011	2010	2009
Japan	21%	16%	23%
Tunisia*	20	15	19
Taiwan	12	10	10
China	11	14	10
Hong Kong	10	14	5
Netherlands	5	5	—
United States	2	2	8
Other	19	24	25

*	Sold to OEM that primarily sells our products to customers located in Europe.

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Geographic distribution by country remained relatively stable. Comparing 2011 to 2010 by geography, while China and Hong Kong revenue declined as a percent of total revenue, Japan and Taiwan increased their share of total revenue. We expect revenue to China carriers to decline as those carriers switch to passive optical network (PON) technology.

Comparing 2010 to 2009 as a percent of total revenue, our China revenue continued to increase as a result of our BBA product line acquisition in 2009. China revenue in dollars more than doubled. Japanese revenue decline as a percentage of total revenue, but revenue in dollars was unchanged. Tunisian revenue declined as a percent of revenue, but actually increased on a revenue dollar basis by 18%. North American revenue declined both in dollars and as a percent of total revenue. While there was some organic growth, the increases are generally reflective of the BBA acquisition.

Revenue by Product Family as a Percentage of Total Revenue

	2011	2010	2009
Broadband DSL	59%	60%	66%
Communications Processors	29	24	27
Other	12	16	7

We divide our products into the following markets: Broadband DSL, Communications Processors and Other. Broadband DSL consists of our central office products, DSL modem-only customer premise equipment products and the DSL value of our integrated devices. Communications Processors includes our stand alone processors and the processor-only value of our integrated devices. Other includes products that do not fall into the other two product families. Although the Broadband DSL product family remained relatively stable as a percent of total revenue, the dollar revenue decline was across all products, especially in the ADSL and VDSL CPE products. Our Communications Processor product family showed strong growth as a percent of revenue primarily due to sales of our VX communications processors in Europe. The Other category relates to miscellaneous technology that we acquired from our BBA acquisition including WiFi and Ethernet among other products.

Cost and Operating Expenses

				Year over Year Change
	2011	2010	2009	2011/2010	2010/2009
	(In millions)			(Percent)
Cost of revenue	$65.9	$126.7	$85.0	(48)%	49%
Research and development	55.8	60.8	49.8	(8)	22
Sales, general and administrative	22.3	27.2	31.0	(18)	(12)
Operating asset impairments	—	21.4	2.5	nm	nm
Restructuring charges	(0.1)	5.8	1.3	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2011	2010	2009
Cost of revenue	48%	66%	65%
Research and development	41	32	38
Sales, general and administrative	16	14	24

Cost of revenue. Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. If our manufacturing yield decreases, our cost per unit increases. This could have a significant adverse effect on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment and amortization of acquisition-related intangibles.

Gross margin increased by 18% from 34% in 2010 to 52% in 2011. This increase was primarily a result of higher costs incurred during 2010 which included a $16.8 million writedown of inventory and a $1.5 million amortization of the fair market of inventory acquired in 2009 BBA product line acquisition. Adding to the higher margin were lower costs incurred in 2012 which benefited from $4.1 million in sales of previously written off inventory and lower amortization of intangibles associated with the writeoff of intangibles during 2010.

Gross margin remained relatively flat ending with 34% in 2010 as compared to 35% in 2009. The margin for 2010 was negatively impacted by $16.8 million writedown of inventory and a $1.5 million amortization of the fair market of inventory acquired in 2009 BBA product line acquisition. While the margin for 2009 was adversely affected by a lower margin product mix as compared to 2010 revenue and $7.5 million amortization of the fair market value of inventory acquired in 2009 BBA product line acquisition, offset with a $1.6 million of previously written down inventory.

Research and development expenses. All research and development (R&D) expenses are recognized as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

During 2011, R&D expenses were $55.8 million, a decrease of $5.0 million, or 8%, from $60.8 million in 2010. The decrease in costs is primarily related to lower personnel costs of $5.0 million resulting from the decline in and the location mix of R&D personnel. Supplies, laboratory materials and services decreased by a combined total of $2.1 million while software license fees dropped by $1.0 million. These reductions were offset by higher samples costs of $0.8 million, higher consulting costs of $1.0 million as well as higher stock compensation costs of $0.6 million. We expect operating expenses to increase for the first quarter of 2012 due to forecasted higher tape out expenditures during the first quarter of 2012.

During 2010, R&D expenses were $60.8 million, an increase of $11.0 million, or 22%, from $49.8 million in 2009. The increase in expenses is primarily due to payroll and related costs of $9.0 million, of which the majority relates to the BBA acquisition, and increased manufacturing costs, supplies and backend outsourcing of $7.2 million. These increases were partially offset by declines in stock-based compensation of $1.6 million, depreciation of $0.8 million, lower outside service costs of $1.0 million and a 2010 credit of $1.3 million related to qualified research and development expenditures made by a subsidiary. Although R&D personnel declined from 2009 to 2010 due to reductions in force in the first and third quarters of 2010, payroll and related costs increased due to location mix related to the BBA acquisition.

Our R&D personnel are located primarily in the United States and India. As of January 1, 2012, we had 228 engineers engaged in R&D of whom 79 were located in India, 144 were located in the United States and 5 were located in other Company locations. This compares to 247 at the end of 2010 and 412 at the end of 2009. In addition, we initiated a restructuring plan on January 30, 2012 whereby the headcount will be further reduced. (See Restructuring charges below.) However, these reductions are designed to limit the impact on our current development efforts.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For 2011, SG&A expenses were $22.3 million, a decrease of $4.9 million, or

18%, from $27.2 million in 2010. The decrease in SG&A expense is attributable to lower personnel costs of $2.0 million, the result of lower headcount; lower severance costs of $0.7 million; lower amortization of intangibles of $2.0 million, the result of write-offs taken in 2010; lower deferred stock-based compensation costs of $0.6 million and lower bad debt expense of $0.4 million. These reductions were only partially offset by other costs.

For 2010, SG&A expenses were $27.2 million, a decrease of $3.8 million, or 12%, from $31.0 million in 2009. The decrease in SG&A is attributable to lower stock based compensation costs of $0.9 million, lower bonus costs of $1.8 million, lower amortization of intangibles of $1.4 million, and lower acquisition costs (business development, accounting and legal) incurred in 2009, but not in 2010 of $3.5 million. These reductions were primarily offset by higher severance costs of $1.2 million and higher facilities costs of $1.7 million.

As of January 1, 2012 SG&A headcount was 67, which compares to 77 at the end of 2010 and 127 at the end of 2009. In addition, we initiated a restructuring plan on January 30, 2012 In addition, we initiated a restructuring plan on January 30, 2012 whereby the headcount will be further reduced. (See Restructuring charges below.)

Asset impairments. In 2011, the remaining intangibles and IPR&D associated with the future NodeScale Vectoring product line, had balances of $2.2 million and $1.4 million as of the end of 2011, respectively, and were determined to not be in need of impairment.

During 2010 and prior years, we tested goodwill for impairment on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of the our single reporting unit below its carrying value. As a result of our financial guidance for the third quarter 2010 period and the announced a Company-wide restructuring to better align our overhead structure with lower expected revenues and subsequently experienced a sustained decline during the quarter ended October 3, 2010 in market capitalization, we completed an impairment analysis of our goodwill as of October 3, 2010, the end of our third quarter. As a result of this analysis, we recorded impairment charges totaling $21.4 million of which $8.6 million related to goodwill and $12.8 million related to intangibles. In order to complete the 2010 impairment, we performed the first step of the two-step impairment test and compared the fair value of the Company as a single reporting unit to its carrying value. Consistent with our approach in our annual impairment testing, in assessing the fair value of the reporting unit, we considered both the market approach and income approach. Under the market approach, the fair value of the reporting unit is based on quoted stock price on the NASDAQ, the number of shares outstanding of our common stock and an estimated control premium. Under the income approach, the fair value of the reporting unit is based on the present value of estimated future cash flows. The income approach is dependent on a number of significant management assumptions including estimates of revenue and operating expenses, product penetration, growth and discount rates. Due to current market conditions and the number of significant assumptions required, we used the market approach. The market approach was lower, but both valuation approaches determined that the fair value was less than the carrying value of the net assets and, therefore, we performed step two of the impairment test.

In step two of the impairment test, we determined the implied fair value of the goodwill and compared it to the carrying value of the goodwill. We allocated the fair value of the reporting unit to all of its assets and liabilities as if the reporting unit had been acquired in a business combination and the fair value of the mainline reporting unit was the price paid to acquire the reporting unit. We determined the fair value of the single reporting unit using discounted cash flows. The weighted average cost of capital used in the impairment was 25.4% with perpetual growth rate of 3%. The excess of the fair value of the reporting unit over the amounts assigned to its assets and liabilities is the implied fair value of goodwill. Our step two analysis resulted in no implied fair value of goodwill, and therefore, we recognized an impairment charge of $8.6 million, representing a write off of the entire amount of our previously recorded goodwill (in thousands):

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

Restructuring charges. In an effort to manage our operating expense to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that will include a reduction in force by approximately16%. Employees were notified on February 1 and 2, 2012 of their planned termination. We expect to incur a total pre-tax restructuring charge in the range of $1.25 million to $1.5 million in 2012. This charge will include expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. Of the total restructuring charge, all of the charges are expected to be cash expenditures.

During 2011, we recognized a benefit of $0.1 million associated with our reversal of certain restructuring expense accruals that did not occur. As of January 1, 2012 our remaining restructuring liability consists of $0.2 million for a software tool license. We expect to make payments of $0.2 million under the software tool license during 2012.

During 2010, we implemented a restructuring plan to better align operating costs and headcount to match the revised forecasted revenue that was lower than we had previously expected subsequent to the integration of the BBA product line. Our initial forecasts anticipated revenues from products that would offset reduced demand for pre-BBA acquisition products, but those new products revenues did not occur when initially expected. Subsequently, during the third quarter of 2010, we implemented an additional restructuring plan to decrease personnel costs due to the decrease in forecasted revenue from the previously acquired BBA product lines and the continued delays in the final development of our next generation technologies. In addition, we closed three overseas offices. Total restructuring costs for 2010 amounted to $5.8 million of which $4.7 million related to severance costs, $0.4 million to facilities and $0.7 million to software tools.

During 2009, we implemented restructuring plans to combine design centers in India and to reduce its expense structure in North America. We incurred restructuring charges of $1.3 million related to the termination of 67 employees. In addition, we relocated the remaining personnel and equipment from Hyderabad and Pune, India to Bangalore, India.

Gain on Sale of Marketable Securities

During 2010 we had auction rate securities with a purchase face value of $5.0 million. The carrying value of the securities was $2.0 million at the end of 2010 and was comprised of a cost basis of $0.7 million and $1.3 million unrealized gain. In early 2011 we sold these securities for $2.0 million.

In 2009, we sold auction rate securities with a face value of $2.2 million and a basis of $0.3 million for $1.5 million and recognized a gain of $1.2 million from the proceeds.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, as well as other non-operating income and expense items including gains and losses on foreign exchange and the sales of fixed assets.

Interest income and other, net was an expense of $0.4 million in 2011 compared to income of $0.1 million in 2010 and $0.7 million in 2009. The $0.4 million net expense in 2011 reflects $0.5 million of foreign exchange losses predominantly in India and France offset slightly by interest and other income. Other income of $0.1 million in 2010 reflected interest and other income of $0.3 million offset by foreign exchange losses of $0.2 million.

Provision for Income Taxes

Income taxes are comprised mostly of federal income tax, foreign income taxes and state minimum taxes. Prior to the fourth quarter of 2011, we did not provide for federal income tax and withholding taxes on the unremitted earnings of our foreign entities because we considered that those were earnings permanently reinvested. During the fourth quarter of 2011, based on our outlook for 2012, including lower expected year over year revenue in 2012 and the timing of our new product introductions, we provided for federal income tax and foreign withholding taxes for all the unremitted earnings of foreign subsidiaries because we have determined that those funds may no longer be permanently reinvested. During 2011 our tax provision was $1.1 million, comprised of approximately $0.6 million for tax cost associated with the change in our permanent reinvestment assertion and $0.5 million related to taxes in our non-U.S. subsidiaries. Our expectations are that 2012 income taxes will be minimal as a result of lower expected revenue and if needed, our utilization of NOL carryforwards and foreign tax credits.

During 2010 we recognized a net income tax benefit of $0.4 million due to changes in foreign deferred tax assets and liabilities. In 2009 our provision for income taxes was $0.2 million.

During 2009, we experienced a change in ownership within the meaning of Internal Revenue Code Section 382. As a result, all unutilized net operating loss carryforwards from prior years were lost prior to expiration.

Net Loss

As a result of the above factors, we reported a net loss of $7.5 million in 2011 compared to net losses of $49.8 million in 2010 and $37.1 million in 2009. We have incurred net losses throughout most of our history. Over the past several years, we have taken and continue to take actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs. Over the long term it is our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles.

Liquidity and Capital Resources

Cash and cash equivalents increased by $5.9 million to $34.8 million as of January 1, 2012 compared to $28.9 million as of January 2, 2011. We have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and other costs. We believe there will be additional working capital requirements needed to fund and operate our business. In the near future we expect to finance our operations primarily through existing cash balances. However, the Company may require additional cash resources during 2012 as a result of changes in our business conditions or other future development. If we should need additional funds, we believe that we will secure such funds either through our line of credit, the issuance of additional equity or other similar activities.

The following table summarizes our statement of cash flows (in millions):

	2011	2010	2009
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$28.9	$13.3	$27.2
Net cash provided by (used in) operating activities	6.8	(7.9)	(21.0)
Net cash provided (used) by investing activities	(1.7)	9.8	(32.2)
Net cash provided by financing activities	0.8	13.7	39.3

Cash and cash equivalents—end of year	$34.8	$28.9	$13.3

Cash held by foreign subsidiaries was $32.6 million, $23.2 million and $3.3 million as of January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

Operating Activities

During 2011, we generated $6.8 million in net cash from operating activities while incurring a loss of $7.5 million. Included in the net loss were non-cash charges amounting to $10.4 million that resulted from amortization of intangibles and acquired technology of $2.5 million, stock-based compensation of $3.2 million, depreciation and amortization of $4.7 million. Cash flow from reductions in accounts receivable of $5.8 million and inventory of $7.6 million were partially offset by a reductions in accounts payable and accrued liabilities of $7.0 million and increase in prepaid expense and other assets of $1.2 million. In addition, the $1.3 million gain on the sale of our auction rate securities is a reduction to cash from operation activities, but the proceeds of $2.0 million from the sale are included in cash from investing activities. The decrease in accounts receivable reflects lower fourth quarter sales ($35.4 million in 2011 versus $37.1 million in 2010) and stronger collections resulting in days sales outstanding of 47 days as of January 1, 2012 versus 59 days as of January 2, 2011. The lower inventory balance as of the end of the fourth quarter reflects our lower sales expectations for the first quarter of 2012.

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

Investing Activities

During 2011 cash flow used in investing activities was $1.8 million which was comprised of gross proceeds from the sale of our remaining auction rate securities of $2.0 million, offset by the purchases of property and equipment of $3.8 million. In 2010 net investing activities provided $9.8 million primarily the result of sales and maturities of investments of $14.1 million offset by fixed asset purchases of $4.3 million. We used net cash of $32.2 million in investing activities in 2009 primarily as a result of our purchase of Conexant’s BBA product line for $53.1 million, which was partially offset by the net sales and maturities of our investments of $23.3 million. During the year, we also had capital expenditures of $1.1 million.

We currently have no investment in marketable securities. Previously, when there were investments, we classified our investment portfolio as “available for sale,” and our investment objectives were to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We would sell an investment at any time if the quality rating of the investment declined; the yield on the investment was no longer attractive or we were in need of cash. We have used cash to acquire businesses and technologies that enhance and expand our product offering, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We also anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

During 2011 cash flow from financing activities provided $0.8 million and was comprised predominantly of purchases of our stock under our Employee Stock Purchase Plan.

During late 2010, we filed with the SEC a shelf registration statement on Form S-3 which was declared effective on November 1, 2010. Under this registration statement the Company could offer and sell from time to time in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. In November and December 2010, we sold a total of 12.8 million shares of our common stock resulting in net proceeds of $12.6 million after deducting underwriting discount and offering expenses of $1.0 million. In addition to these proceeds, we also received $0.3 million from the issuance of common stock on the exercise of stock options and $0.9 million from the issuance of common stock under our employee stock purchase plan leading to 2010 total cash provided from financing activities of $13.7 million.

We currently have a loan and security agreement that was entered into in February 2011 and provides for a $15.0 million senior secured revolving credit facility under which we may borrow or have the bank issue letters of credit up to 80% of eligible accounts receivable at any time until February 2013. Loans made under the Agreement will bear interest either at the bank prime plus 150 basis points or LIBOR plus 350 basis points, subject to certain adjustments. We have paid a non-refundable commitment fee of $0.1 million and have agreed to pay a fee in an amount equal to 0.5% per year of the average unused portion of the line of credit. Our obligations under the Loan Agreement will be secured by a lien on substantially all of our tangible and intangible assets, subject to certain exceptions. We have not drawn down on this facility. Further, we may not be able to access funds under this facility in 2012 should we be in violation of the facility’s financial covenants.

In connection with our acquisition of the BBA product line, we raised $39.3 million in acquisition financing from the Tallwood Investors. Specifically, on August 24, 2009, we issued 24.0 million shares of our common stock and 7.8 million warrants to purchase our common stock in the future at a share price of $1.75 to Tallwood Investors for $42.0 million. After reimbursing Tallwood for certain banking, accounting and legal fees amounting of $3.2 million, we received $38.8 million.

We believe that our existing cash, cash equivalents and short-term investments will be sufficient to meet our anticipated cash needs for at least the next twelve months. However, we may require additional cash resources during 2012 as a result of changes in our business conditions. Our future capital requirements will depend on many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of January 1, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2012	2013 and 2014	2015 and 2016	There- after
Operating lease payments	$13.1	$2.6	$5.2	$3.5	$1.8
CAD software tools	0.9	0.9	—	—	—
Inventory purchase obligations	3.4	3.4	—	—	—

	$17.4	$6.9	$5.2	$3.5	$1.8

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to revenue recognition for certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality”

of the tangible product will be excluded from the software revenue recognition guidance. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The authoritative guidance is not expected to have an effect on our consolidated financial position, results of operations or cash flows.

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

In May 2011, FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The Company does not have any Level 3 financial instruments and, therefore, the implementation of this guidance is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance is not expected to have any impact on our consolidated financial position, results of operations or cash flows.

In September 2011 and in December 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option of assessing qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit’s fair value would not be required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendments are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance will not have any impact on our consolidated financial position, results of operations or cash flows because the Company currently has no goodwill.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. As of January 1, 2012 we had no investments. Our cash and cash equivalents consist of cash and money market accounts.

As of January 1, 2012, we had cash and cash equivalents totaling $34.8 million including money market funds of $12.0 million. These amounts were invested primarily in money market funds that are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be de minimis.

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

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at January 1, 2012 and January 2, 2011, and the results of their operations and their cash flows for each of the three years in the period ended January 1, 2012 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 1, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 23, 2012

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	January 1, 2012	January 2, 2011
Assets
Current assets:
Cash and cash equivalents	$34,760	$28,950
Short-term investments	—	2,000
Accounts receivable, net of allowances of $73 and $72, respectively	18,308	24,147
Inventory	9,474	17,046
Prepaid expenses and other current assets	2,531	2,096

Total current assets	65,073	74,239
Property and equipment, net	7,036	8,214
Intangible assets, net	3,602	6,102
Other assets	1,896	1,142

	$77,607	$89,697

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$5,413	$10,401
Accrued liabilities	10,734	13,297

Total current liabilities	16,147	23,698
Long-term liabilities	738	478

Total liabilities	16,885	24,176

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 and 0.001 share issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 150,000 and 99,000 shares authorized, respectively; 70,379 and 68,835 issued, respectively, and 69,332 and 68,111 outstanding, respectively	70	68
Additional paid-in capital	331,199	327,208
Warrants	7,567	7,567
Accumulated other comprehensive income	—	1,295
Accumulated deficit	(278,114)	(270,617)

Total stockholders’ equity	60,722	65,521

	$77,607	$89,697

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Revenue	$136,591	$191,677	$130,688
Cost of revenue	65,944	126,692	85,019

Gross profit	70,647	64,985	45,669

Operating expenses:
Research and development	55,796	60,769	49,805
Selling, general and administrative	22,287	27,239	30,974
Operating asset and goodwill impairments	—	21,378	2,460
Restructuring charges	(109)	5,794	1,338

Total operating expenses	77,974	115,180	84,577

Loss from operations	(7,327)	(50,195)	(38,908)
Gain on sale of marketable securities	1,295	—	1,238
Interest income and other, net	(383)	51	727

Loss before provision for income taxes	(6,415)	(50,144)	(36,943)
Provision for (benefit from) income taxes	1,082	(381)	158

Net loss	$(7,497)	$(49,763)	$(37,101)

Basic and diluted net loss per share	$(0.11)	$(0.88)	$(0.97)

Weighted average number of shares (basic and diluted)	68,656	56,713	38,098

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY AND COMPREHENSIVE LOSS

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity	Comprehensive Income (Loss)
	Shares	Amount
Balance at December 28, 2008	29,021	$29	$272,948	$—	$292	$(183,753)	$89,516
Net loss	—	—	—	—	—	(37,101)	(37,101)	$(37,101)
Unrealized loss on marketable securities	—	—	—	—	(208)	—	(208)	(208)

Comprehensive loss								$(37,309)

Tallwood Investment, net of issuance costs	24,000	24	31,191	7,567	—	—	38,782
Stock-based compensation	—	—	5,920	—	—	—	5,920
Net issuance of common stock under stock option plans	901	1	144	—	—	—	145
Vesting of restricted stock	80	—	62	—	—	—	62

Balance at January 3, 2010	54,002	54	310,265	7,567	84	(220,854)	97,116
Net loss	—	—	—	—	—	(49,763)	(49,763)	$(49,763)
Unrealized gain on marketable securities	—	—	—	—	1,211	—	1,211	1,211

Comprehensive loss								$(48,552)

Stock-based compensation	—	—	3,381	—	—	—	3,381
Net issuance of common stock from public offering	12,815	13	12,451	—	—	—	12,464
Net issuance of common stock under stock option plans	1,125	1	1,111	—	—	—	1,112
Vesting of restricted stock	169	—	—	—	—	—	—

Balance at January 2, 2011	68,111	68	327,208	7,567	1,295	(270,617)	65,521
Net loss	—	—	—	—	—	(7,497)	(7,497)	$(7,497)
Realized gain on marketable securities					(1,295)		(1,295)	(1,295)

Comprehensive loss								$(8,792)

Stock-based compensation	—	—	3,175	—	—	—	3,175
Net issuance of common stock under stock option plans	972	2	816	—	—	—	818
Vesting of restricted stock	249	—	—	—	—	—	—

Balance at January 1, 2012	69,332	$70	$331,199	$7,567	$—	$(278,114)	$60,722

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Cash flows from operating activities:
Net loss	$(7,497)	$(49,763)	$(37,101)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	4,682	4,207	5,135
Loss on property and equipment included in restructuring charges	—	314	—
Stock-based compensation expense	3,175	3,270	5,920
Operating asset and goodwill impairments	—	21,378	2,460
Amortization of intangible assets and acquired technology	2,500	6,512	8,208
Gain on sale of marketable securities	(1,295)	—	(1,238)
Changes in assets and liabilities, net of the effect of acquisitions:
Accounts receivable, net	5,839	10,848	(22,635)
Inventory	7,572	18,004	(2,016)
Prepaid expenses and other assets	(1,189)	(22)	(892)
Accounts payable and accrued liabilities	(6,988)	(22,544)	21,210

Net cash provided (used) by operating activities	6,799	(7,796)	(20,949)

Cash flows from investing activities:
Purchases of property and equipment	(3,807)	(4,421)	(1,058)
Purchases of investments	—	—	(6,610)
Maturities and sales of investments	2,000	14,139	29,866
Acquisitions	—	—	(54,440)

Net cash provided (used) by investing activities	(1,807)	9,718	(32,242)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	818	1,260	507
Net proceeds from private stock offering	—	12,451	38,782

Net cash provided by financing activities	818	13,711	39,289

Net increase (decrease) in cash and cash equivalents	5,810	15,633	(13,902)
Cash and cash equivalents at beginning of year	28,950	13,317	27,219

Cash and cash equivalents at end of year	$34,760	$28,950	$13,317

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$545	$339	$188
Purchases of equipment included in Accounts payable and accrued liabilities	398	701	—

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and integrated firmware for interactive triple-play broadband. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home and have been deployed by service providers in Asia, Europe and North America.

The accompanying consolidated financial statements of the Company have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $7.5 million for the year ended January 1, 2012 and had an accumulated deficit of $278.1 million as of January 1, 2012. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Existing cash, cash equivalents and short-term investments are expected to be sufficient to meet anticipated cash needs for at least the next twelve months. However, the Company may require additional cash resources during 2012 as a result of changes in its business conditions or other future development. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies which could limit the Company’s development activities and impact its long-term business plan.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There were 52 weeks in fiscal year 2011.

Basis of Presentation

The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make certain estimates, judgments and assumptions for example relating to bad debt expense impairments. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments and assumptions are made. These estimates, judgments and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

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

In multi-element arrangements that include combination of semiconductor products with software that is essential to the hardware products functionality and undelivered software elements, the Company allocates revenue to all deliverables based on their relative selling prices. The Company allocates the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence, or VSOE, third-party evidence, or estimated selling prices, as the basis of fair value. The allocation of value to each element is derived based on management’s best estimate of selling price when vendor specific evidence or third party evidence is unavailable. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met.

In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) vendor-specific objective evidence of fair value, or VSOE, (ii) third-party evidence of selling price (“TPE”), and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments consist of highly liquid securities with original maturities in excess of 90 days. Non-liquid investments with original maturities in excess of one year are classified as long term.

The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. As of January 1, 2012 there were no investments or marketable securities. The marketable securities include commercial paper, corporate bonds, government securities and auction rate securities. Historically, marketable securities have been reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If an impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, defaults and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, accounts receivables, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturity periods.

Inventory

Inventory is stated at the lower of cost or market. Cost is determined by the first-in, first-out method and market represents the estimated net realizable value. The Company records inventory write-downs for estimated obsolescence of unmarketable inventory based upon assumptions about future demand and market conditions. Additionally, the Company specifically reduces inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established and, accordingly, is not written back up in future periods.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. In accordance with authoritative guidance, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination is made. As of January 1, 2012, the Company has no goodwill due to the economic events that occurred during the third quarter of 2010. The Company performed an assessment for impairment of intangibles and goodwill and wrote down goodwill and intangibles by $8.6 million and $12.8 million, respectively. Goodwill was fully written off while intangibles were written down to $6.7 million. During the fourth quarter of 2010 the Company performed its annual review of intangible assets. There was no further impairment. During the fourth quarter of 2009, the Company performed its annual goodwill assessment. There was no impairment of goodwill. See Note 3—Operating Asset Impairments.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no materially impairment in 2011. See Note 3—Operating Asset Impairments.

Software Development Costs

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of January 1, 2012, the Company has no short-term investments. Historically, short-term investments included a diversified portfolio of commercial paper and government agency bonds. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 33%, 18% and 18% of accounts receivable at January 1, 2012. Three customers represented 20%, 15% and 14% of accounts receivable at January 2, 2011.

Two customers represented 20% and 10% of revenue for the year ended January 1, 2012. Two customers represented 18% and 15% of revenue for the year ended January 2, 2011. Three customers accounted for 19%, 12%, and 11% of revenue for the year ended January 3, 2010.

Concentration of Suppliers

The Company subcontracts all of the manufacture, assembly and tests of its products to third-parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen events could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources, with whom the Company has no long-term contracts, manufacture, assemble and test the Company’s products. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs, which could have a material adverse effect on the Company’s financial position and result of operations.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Net loss	$(7,497)	$(49,763)	$(37,101)

Weighted average shares outstanding	68,656	56,713	38,098

Basic and diluted net loss per share	$(0.11)	$(0.88)	$(0.97)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Anti-dilutive securities:
Warrants to purchase common stock	4,280	341	800
Weighted average restricted stock and restricted stock units	553	1,064	1,422
Weighted average options to purchase common stock	11,333	8,590	2,303

	16,165	9,995	4,525

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

Recent Accounting Pronouncements

In September 2009, the Financial Accounting Standards Board (FASB) issued authoritative guidance related to revenue recognition for certain revenue arrangements that include software elements. Previously, companies that sold tangible products with “more than incidental” software were required to apply software revenue recognition guidance. This guidance often delayed revenue recognition for the delivery of the tangible product. Under the new guidance, tangible products that have software components that are “essential to the functionality” of the tangible product will be excluded from the software revenue recognition guidance. The new guidance is to be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted. The guidance did not have an effect on our consolidated financial position, results of operations or cash flows.

In January 2010, the FASB issued updated guidance related to fair value measurements and disclosures, which requires a reporting entity to disclose separately the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and to describe the reasons for the transfers. In addition, in the reconciliation for fair value measurements using significant unobservable inputs, or Level 3, a reporting entity should disclose separately information about purchases, sales, issuances and settlements (that is, on a gross basis rather than one net number). The updated guidance also requires that an entity should provide fair value measurement disclosures for each class of assets and liabilities and disclosures about the valuation techniques and inputs used to measure fair value for both recurring and non-recurring fair value measurements for Level 2 and Level 3 fair value measurements. The updated guidance is effective for interim or annual financial reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. The adoption of the updated guidance did not have a material impact on our consolidated financial position, results of operations or cash flows.

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

In September 2011, the FASB amended its guidance on the testing of goodwill impairment to allow an entity the option of assessing qualitative factors to determine whether performing the current two-step process is necessary. Under the option, the calculation of the reporting unit’s fair value would not be required unless, as a result of the qualitative assessment, it is more likely than not that the fair value of the reporting unit is less than the unit’s carrying amount. The amendments are effective for fiscal years and interim periods beginning after December 15, 2011, with early adoption permitted. The implementation of this guidance is not expected to have any impact on the Company’s consolidated financial position, results of operations or cash flows.

Note 2—Business Combinations

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

IPR&D comprised mainly of two projects in process as of the acquisition date. The two projects were next generation VDSL solutions, one for the access line of business and the other for the gateway line. After reviewing the two projects, it was determined that further development of the access project was not necessary for product development, had no alternative use and was abandoned. Accordingly, in 2009, the Company recorded an operating asset impairment charge of $2.5 million leaving a balance of $2.5 million of IPR&D. In 2010 the remaining IPR&D was written off as part of the Company’s impairment of certain operating assets. (See Note 3—Operating Asset Impairments.)

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

Pro forma consolidated results for the year ended January 3, 2010 are as follows (in thousands, except per share data):

Pro forma revenue	$215,290
Pro forma net loss	$(50,273)
Pro forma basic and diluted net loss per share	$(0.94)
Pro forma weighted average basic and diluted outstanding shares	53,494

The following is a reconciliation of reported weighted average basic and diluted outstanding shares to pro forma weighted average basic and diluted outstanding shares for the year ended January 3, 2010 (thousands):

Weighted average basic and diluted outstanding shares as reported	38,098
Excluding effect of Tallwood Investment on reported weighted average shares (see Note 11)	(8,604)
Weighted average number of shares issued to Tallwood Investors as if issued at the beginning of the reporting period	24,000

Pro forma weighted average basic and diluted shares	53,494

Note 3—Operating Asset Impairments

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

The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 28, 2008	$—
Acquisition of BBA Product Line	8,633

Goodwill as of January 3, 2010	8,633
Impairment	(8,633)

Goodwill as of January 2, 2011 and January 1, 2012	$—

Note 4—Investments and Fair Value Measurements

As of January 1, 2012, the Company has no short-term investments or marketable securities. During the first quarter of 2011, the Company sold its auction rate securities for $2.0 million and recognized a gain of $1.3 million. The Company invested the $2.0 million of proceeds in money market funds. Money market funds are considered cash equivalents and are included in cash and cash equivalents on the balance sheet.

The following is a summary of the Company’s investments as of January 2, 2011 (in thousands):

		January 2, 2011
	Cost	Gross Unrealized Gain	Estimated Fair Value
Total short-term investments—auction rate securities	$705	$1,295	$2,000

*	Included in Other assets on the Balance Sheet

There were no unrealized losses on investments aggregated by category as of January 2, 2011.

Marketable securities have been classified as available-for-sale as of the balance sheet date and have been reported at fair value with unrealized gains and losses reported as a separate component of accumulated other comprehensive income (loss) in stockholders’ equity, net of tax. Realized gains and losses and other-than-temporary declines in value, if any, on available-for-sale securities are reported in other income or expense as incurred. Estimated fair values were determined for each individual security in the investment portfolio. The declines in value of these investments are primarily related to changes in interest rates and are considered to be temporary in nature.

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

As of January 2, 2011, the Company found a market outside the auction process for its auction rate securities. The auction rate securities had a book value of $0.7 million and face value of $5.0 million. The Company reviewed the marketability of its auction rate securities and received a quoted price of $2.0 million. Accordingly, as of January 2, 2011 the Company reclassified the securities from other assets to short-term investments on the balance sheet and assigned a fair market value of $2.0 million. The Company recorded the $1.3 million difference between its book value of $0.7 million and the market value of $2.0 million as accumulated other comprehensive income on the Balance Sheet. As discussed above, on January 31, 2011 the auction rate securities were sold for $2.0 million. The Company recognized $1.3 million as a gain on sale of marketable securities in the first quarter of 2011.

Fair Value Measurements

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

As of January 1, 2012, included in cash and cash equivalents, the Company had money market funds of $12.0 million which are classified within Level 1. As of January 2, 2011, the Company’s investment instruments are classified within Level 2 of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments, valued based on other observable inputs include investment-grade U.S. government agencies, commercial paper and corporate bonds and notes. Level 3 types of instruments, valued based on unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions, include auction rate securities. The fair value hierarchy of our marketable securities as of as of January 1, 2012 and January 2, 2011 (in thousands):

	January 1, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$12,000	$—	$—	$12,000

	January 2, 2011
	Level 1	Level 2	Level 3	Total
Auction rate securities	$—	$2,000	$—	$2,000

During 2010 there was a market for auction rate securities outside the auction rate process. Based on quotation received, the Company reclassified the auction rate securities from Level 3 to Level 2. (See discussion above.)

There were no Level 3 securities during 2011. The change in our Level 3 securities for the year ended January 2, 2011 was (in thousands):

January 2, 2011
Beginning balance	$705
Book value of securities sold	—
Increase in market value based on quoted prices	1,295
Reclassified to Level 2	(2,000)

Ending balance	$—

Note 5—Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2011	$72	$106	$(105)	$73
2010	10	354	(292)	72
2009	7	3	—	10

Note 6—Inventory

Inventory consisted of the following (in thousands):

	January 1, 2012	January 2, 2011
Finished goods	$8,036	$11,629
Work-in-process	1,235	4,758
Purchased parts and raw materials	203	659

	$9,474	$17,046

During the year ended January 1, 2012, the Company sold a net amount of $4.1 million of inventory previously written down. As a result of reductions in the Company’s revenue forecast, the Company wrote down inventory by a net amount of $16.8 million during the year ended January 2, 2011.

Note 7—Property and Equipment

Property and equipment consisted of the following (in thousands):

	January 1, 2012	January 2, 2011
Machinery and equipment	$18,207	$17,968
Software	8,981	6,294
Computer equipment	4,823	4,777
Furniture and fixtures	866	870
Leasehold improvements	1,035	960
Construction in progress	128	994

	34,040	31,863
Less: Accumulated depreciation and amortization	(27,004)	(23,649)

	$7,036	$8,214

Depreciation expense for property and equipment was $4.7 million, $4.2 million and $5.1 million for the years ended January 1, 2012, January 2, 2011 and, January 3, 2010, respectively.

Note 8—Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (Years)
Existing technology	$13,390	$(12,057)	$1,333	3
Customer relationships	8,216	(7,382)	834	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(19,439)	$3,602

	January 2, 2011
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful Life (Years)
Existing technology	$13,390	$(10,056)	$3,334	3
Customer relationships	8,216	(6,883)	1,333	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(16,939)	$6,102

*	Technical feasibility of the IPR&D has not been reached and, therefore, a useful life has not been determined.

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For the years ended January 1, 2012, January 2, 2011 and January 3, 2010, the amortization of intangible assets was $2.5 million, $6.5 million and $8.2 million, respectively. During the year ended January 1, 2012 there was no intangible asset impairment charge. During the years ended January 2, 2011and January 3, 2010 there were intangible asset impairment charges of $12.8 million and $2.5 million, respectively. The estimated future amortization of purchased intangible assets as of January 1, 2012 is $1.8 million in 2012 and $0.4 million in 2013.

IPR&D relates to technologies acquired for our future NodeScale Vectoring products. The Company expects the IPR&D projects to reach technical feasibility during the latter half of 2012.

Note 9—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	January 1, 2012	January 2, 2011
Accrued compensation and related benefits	$2,717	$3,289
Accrued rebates	1,206	2,216
Deferred rent	1,074	873
Warranty accrual	602	895
Accrued royalties	510	2,236
Restructuring	218	1,041
Other accrued liabilities	4,407	2,747

	$10,734	$13,297

The following table summarizes the activity related to the warranty accrual (in thousands):

	January 1, 2012	January 2, 2011
Balance, beginning of year	$895	$660
Provision	196	324
Usage	(489)	(89)

Balance, end of year	$602	$895

Note 10—Restructuring Charges

During the first quarter of 2010, the Company implemented a plan to restructure its work force and reduce its cost structure after its acquisition of the BBA product line. Subsequently, during the third quarter of 2010, the Company implemented a restructuring plan in order to better align its operating expenses with its revised revenue forecast and to reallocate sufficient engineering resources to the continued development of its broadband technology and products. In addition, the Company closed three overseas offices. Total restructuring costs for 2010 amounted to $5.8 million of which $4.7 million related to severance costs, $0.4 million to facilities and $0.7 million to software tools. As of January 1, 2012, the Company has substantially completed its restructuring activities and expects to pay out all remaining liabilities during 2012.

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

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of December 28, 2008	$—	$—	$190	$190
Restructuring charges	1,338	—	—	1,338
Cash payments	(1,040)	—	(190)	(1,230)

Balance as of January 3, 2010	298	—	—	298
Restructuring charges	4,652	449	693	5,794
Cash payments	(4,386)	(95)	(256)	(4,737)
Other non-cash adjustments *	(111)	(203)	—	(314)

Balance as of January 2, 2011	453	151	437	1,041
Restructuring charges	47	—	—	47
Cash payments	(486)	(9)	(219)	(714)
Other non-cash adjustments *	(14)	(142)	—	(156)

Balance as of January1, 2012	$—	$—	$218	$218

*	Non-cash adjustments relate to stock-based compensation expense and fixed asset dispositions.

On February 2, 2012, the Company announced a restructuring plan. See Note 17—Subsequent Event for additional information.

Note 11—Tallwood Investment

During 2009, in order to facilitate the BBA acquisition, the Company negotiated a $42.0 million cash investment by Tallwood III, L.P. Tallwood III Annex, L.P. and certain of their affiliates (collectively, the Tallwood Investors) pursuant to which the Company sold to the Tallwood Investors (i) 24.0 million shares of Ikanos common stock, par value $0.001 per share (the Common Stock), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the Warrants). The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement was $1.75. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24.0 million shares of Common Stock, Warrants and the Voting Share collectively are referred to as the Tallwood Investment.

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

In November 2010 Tallwood participated in the Company’s stock issuance (see Note 12 below) and purchased an additional 5.6 million shares. Assuming the exercise of the Warrants and the shares outstanding as of January 1, 2012, the Tallwood Investors would own 49% of the Company’s outstanding common stock. Subsequent to this purchase, the voting restrictions discussed in the prior paragraph still remain in effect.

Note 12—Equity Plans and Related Equity Activity

Common Stock Issuance

On October 25, 2010, the Company filed with the SEC a shelf registration statement on Form S-3 which was declared effective on November 1, 2010. Under this registration statement the Company may offer and sell from time to time in one or more public offerings up to $30.0 million of common stock and warrants or any combination thereof. In November and December 2010, the Company sold a total of 12.8 million shares of our common stock resulting in net proceeds of $12.5 million after deducting underwriting discount and offering expenses of $1.0 million.

Common Stock Reserved

As of January 1, 2012, the Company has reserved 20.4 million shares of common stock for future issuance under its various stock plans.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors and terminate ten years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of January 1, 2012, the Company had 0.1 million options outstanding under the 1999 Plan.

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

The 2004 Plan provides for the automatic grant of non-statutory stock options to our non-employee directors. Each non-employee director appointed to the board will receive an initial option to purchase 45,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest at the rate of one third of the shares on the first anniversary of the date of grant and as to 1/12th of the shares each quarter thereafter, subject to the director’s continuing to serve as a director on each vesting date. In addition, non-employee directors will receive a subsequent option to purchase shares on the date of each annual meeting of our stockholders at the following rate: 10,000 shares for Board members with one year of service; 15,000 shares for Board members with two years of service; 20,000 shares for board members with three years of service; and 25,000 shares for board members with four or more years of service. These subsequent option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director’s continuing to serve as a director on each vesting date. All options granted under these automatic grant provisions have a term of seven years and an exercise price equal to the fair market value of our common stock on the date of grant.

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. In addition, in August 2009, our stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved for issuance under the 2004 Plan by 5.5 million shares in connection with the BBA acquisition. In June 2011 the Stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved under the Plan by 4.0 million shares to have a sufficient number of shares available to provide employees, consultants and directors with equity awards. As of January 1, 2012, the Company had 12.5 million options and awards outstanding and 6.0 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of January 1, 2012, the Company had 1.7 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by Ikanos or any participating subsidiary for at least 20 hours per week. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of January 1, 2012, the Company has reserved no shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Stock-Based Compensation

Stock-based compensation expense related to all stock-based compensation awards was $3.2 million, $3.4 million, and $5.9 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively.

As of January 1, 2012, there was $6.8 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 2.3 years

Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2011	2010	2009
Option Grants:
Expected volatility	63-65%	62-66%	61-70%
Expected dividends	—	—	—
Expected term of options (in years)	3.8-4.6	3.3-4.6	4.3-5.3
Risk-free interest rate	0.8-2.0%	1.0-2.4%	2.0-2.3%
ESPP:
Expected volatility	60-89%	60-85%	62-85%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1-0.6%	0.2-1.1%	0.2-1.5%

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 2, 2011	10,869	$1.83
Granted	5,364	1.25
Exercised	(67)	0.48
Forfeited or expired	(3,668)	2.01

Outstanding at January 1, 2012	12,498	$1.54	5.50	$2

Exercisable at January 1, 2012	3,172	$2.00	4.74	$1

The weighted average grant date fair value of options granted during the years ended January 1, 2012, January 2, 2011, and January 3, 2010 was $0.64, $0.85, and $0.86, respectively. The total intrinsic value of options exercised during the years ended January 1, 2012 and January 3, 2010 was insignificant and during the year ended January 2, 2011 was $0.3 million.

The following table summarizes information about stock options as of January 1, 2012 (in thousands, except per share):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.48 to $1.18	3,800	5.5	$1.14	802	$1.16
$1.21 to $1.26	156	6.0	1.23	22	1.21
$1.27 to $1.27	3,866	6.4	1.27	—	—
$1.30 to $15.24	4,676	4.8	2.09	2,348	2.30

	12,498	5.5	1.54	3,172	2.00

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 2, 2011	115	$1.82
Granted	—	—
Vested	(34)	1.81
Forfeited	(29)	1.83

Restricted stock units outstanding at January 1, 2012	52	1.82

The weighted average grant date fair value per restricted stock units granted was $2.54, and, $1.71 during the years ended January 2, 2011 and January 3, 2010, respectively. There were no grants in the year ended January 1, 2012.The total fair values of restricted stock units that vested were $0.1 million, $0.9 million and $4.0 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2014. Tax related withholdings of restricted stock units totaled $0.1 million and $1.1 million during the years ended January 2, 2011 and January 3, 2010, respectively. The tax related withholdings of restricted stock units were insignificant for the year ended January 1, 2012.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at January 2, 2011	724	$1.67
Granted	—	—
Vested	(249)	1.65

Restricted stock outstanding at January 1, 2012	475	1.69

The total fair value of restricted stock that vested was $0.4 million, $0.3 million and $0.5 million during the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. The restricted stock has three years vesting terms and is scheduled to vest through 2013.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $0.8 million, $1.2 million and $0.5 million for the years ended January 1, 2012, January 2, 2011 and January 3, 2010, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended January 2, 2011, January 3, 2010, and December 28, 2008.

Note 13—Employee Benefit Plans

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

Note 14—Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the years ended January 1, 2012, January 2, 2011 and January 3, 2010 was $2.4 million, $2.9 million, and $2.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.

Future minimum lease payments as of January 1, 2011 under non-cancelable leases with original terms in excess of one year are $2.6 million in 2012; $2.7 million in 2013; $2.4 million in 2014: $2.0 million in 2015 and $3.4 million in 2016 and thereafter.

Purchase Commitments

As of January 1, 2012, the Company had $3.4 million of inventory purchase obligations with various suppliers that are expected to be paid during the first quarter of fiscal year 2012.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. The Company opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit and, on March 18, 2011, filed Appellant’s Opening Brief. The Company filed its opposition brief on June 17, 2011 and on July 5, 2011 plaintiffs filed a reply. Both parties have requested oral argument and are awaiting a hearing date from the Second Circuit. The Company cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on its financial statements.

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

Note 15—Income Taxes

The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
United States	$816	$(10,853)	$(5,480)
Foreign	(7,231)	(39,291)	(31,463)

	$(6,415)	$(50,144)	$(36,943)

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Current :
Federal	$—	$(11)	$(57)
State and local	6	5	2
Foreign	530	(116)	639

	536	(122)	584
Deferred—
Federal	607	—	—
Foreign	(61)	(259)	(426)

	$1,082	$(381)	$158

The reconciliation between the provision for (benefit from) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	January 1, 2012	January 2, 2011	January 3, 2010
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	46	27	30
Change in valuation allowance	(1)	8	17
Gain from sale of inventory to foreign subsidiaries	—	2	(7)
Licensing technology to foreign subsidiaries	—	—	(6)
Stock-based compensation	13	1	6
Tax credits	(16)	(2)	—
Non-deductible expenses	—	—	(4)
Tax charge related to change in foreign reinvestment assertion	10	—	—

	17%	1%	1%

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended
	January 1, 2012	January 2, 2011
Deferred tax assets :
Net operating loss carry forwards	$3,603	$2,556
Depreciation and amortization	(144)	649
Research and development and other credits	2,617	1,261
Accrued reserves and other	1,005	2,816
Stock-based compensation	2,734	2,533
Acquired intangibles	5,230	5,808

	15,045	15,623
Valuation allowance	(14,299)	(14,937)

Asset basis difference	$746	$686

Deferred Tax Liability:
Unrepatriated earnings	$(607)	$—

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the deferred tax assets will not be realizable in future periods. The valuation allowance for deferred tax assets decreased by $0.6 million as of January 1, 2012 versus an increase of $0.4 million as of January 2, 2011.

As of January 1, 2012, the Company had net operating loss carryforwards for federal and state of California tax purposes of $5.9 million and $6.9 million respectively. The net operating loss carryforwards will begin to expire beginning in 2030 for federal and 2031 for California, if not utilized. The Company has research and development tax credits of approximately $2.1 million and $0.8 million for federal and California income tax purposes, respectively. If not utilized, the federal credit carry forward will begin to expire in 2029. The California credit can be carried forward indefinitely.

The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits outside of its financial statements. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts as of January 1, 2012 are not material for either federal or state tax purposes.

Prior to 2011, the Company did not provide for Federal income tax and withholding taxes for unremitted foreign earnings because the unremitted earnings of its foreign subsidiaries were deemed to be permanently reinvested. Beginning in the fourth quarter of 2011 the Company began to provide for Federal income tax and foreign withholding taxes for the unremitted earnings of foreign subsidiaries because the Company has determined that those funds may no longer be permanently reinvested. Any additional U.S. income taxes will be minimal due to the utilization of NOL carryforwards and foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2011	2010	2009
Balance at beginning of year	$178	$109	$3,900
Changes for tax positions of prior years	—	65	(3,800)
Additions for tax positions of prior years	5	4	9

Balance at end of year	$183	$178	$109

The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. Amounts of accrued interest and penalty recorded were not material as of and for the fiscal year ended January 1, 2012.

The Company does not anticipate any significant changes to its liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits.

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

The Company is subject to taxation in the US and various states and foreign jurisdictions. There are no ongoing examinations by income taxing authorities at this time. The Company’s tax years starting from 1999 to 2011 remain open in various tax jurisdictions.

Note 16—Significant Customer Information and Segment Reporting

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sale of semiconductors and integrated firmware.

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	January 1, 2012		January 2, 2011		January 3, 2010
Japan	$28,560	21%	$29,833	16%	$30,328	23%
Tunisia	27,006	20	29,003	15	24,553	19
Taiwan	16,073	12	19,101	10	13,031	10
China	15,514	11	27,516	14	13,468	10
Hong Kong	13,847	10	26,145	14	6,697	5
Netherlands	6,919	5	10,011	5	—	—
United States	2,484	2	4,575	2	10,777	8
Other	26,189	19	45,493	24	31,834	25

	$136,592	100%	$191,677	100%	$130,688	100%

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

	January 1, 2012		January 2, 2011		January 3, 2010
Broadband DSL	$80,385	59%	$115,723	60%	$86,126	66%
Communication Processors	39,858	29	45,129	24	35,701	27
Other	16,349	12	30,825	16	8,861	7

	$136,592	100%	$191,677	100%	$130,688	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) was as follows (in thousands):

	January 1, 2012	January 2, 2011
United States	$5,983	$6,295
Asia, predominantly India	1,048	1,914
Other	5	5

	$7,036	$8,214

Note 17—Subsequent Event

In an effort to manage the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that will include a reduction in force by approximately16%. Employees were notified on February 1 and 2, 2012 of their planned terminations.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	April 4, 2010	July 4, 2010	October 3, 2010	Jan. 2, 2011	April 3 2011	July 3, 2011	October 2, 2011	Jan. 1, 2012
Revenue	$57,383	$55,615	$41,536	$37,143	$31,672	$34,056	$35,420	$35,443
Cost of revenue(a)	35,438	42,456	28,575	20,223	15,151	17,647	17,590	15,556

Gross margin	21,945	13,159	12,961	16,920	16,521	16,409	17,830	19,887

Operating expenses:
Research and development	17,072	16,144	14,757	12,796	13,656	14,669	14,402	13,069
Selling, general and administrative	7,787	7,691	6,467	5,294	6,145	5,659	5,528	4,955
Asset impairments	—	—	21,378	—	—	—	—	—
Restructuring charges	1,483	—	3,757	554	47	(156)	—	—

Total operating expenses	26,342	23,835	46,359	18,644	19,848	20,172	19,930	18,024

Income (loss) from operations	(4,397)	(10,676)	(33,398)	(1,724)	(3,327)	(3,763)	(2,100)	1,863
Gain on sale of marketable securities	—	—	—	—	1,295	—	—	—
Interest income and other, net	62	(7)	8	(12)	68	21	(311)	(161)

Income (loss) before provision for income tax	(4,335)	(10,683)	(33,390)	(1,736)	(1,964)	(3,742)	(2,411)	1,702
Provision for (benefit from) income taxes	68	42	(129)	(362)	99	87	(261)	1,157

Net income (loss)	$(4,403)	$(10,725)	$(33,261)	$(1,374)	$(2,063)	$(3,829)	$(2,150)	$545

Net income (loss) per share
Basic	$(0.08)	$(0.20)	$(0.61)	$(0.02)	$(0.03)	$(0.06)	$(0.03)	$0.01

Diluted	$(0.08)	$(0.20)	$(0.61)	$(0.02)	$(0.03)	$(0.06)	$(0.03)	$0.01

Weighted average number of shares
Basic	54,063	54,511	54,904	63,025	68,186	68,474	68,807	69,182

Diluted	54,063	54,511	54,904	63,025	68,186	68,474	68,807	69,658

(a)	The cost of revenue for the quarter ended January 2, 2011 includes a net adjustment of $0.8 million primarily related to certain overhead charges that were not expensed in the associated 2010 quarters when their related capitalized inventory was written down. The net adjustment was not material to our consolidated financial statements as issued on our previously filed quarterly reports on Form 10-Q and had no impact on our fiscal 2010 annual results.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of January 1, 2012. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of January 1, 2012, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended January 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

The information included under the following captions in our Proxy Statement is incorporated herein by reference: Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in 2011, Outstanding Equity Awards at 2011 Year End, Option Exercises and Stock Vested in 2011, Nonqualified Deferred Compensation, Potential Payments upon Termination or Change in Control, Director Compensation and Compensation Committee Interlocks and Insider Participation.

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

Equity Compensation Plan Information

The following table provides information as of January 1, 2012 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan (2004 ESPP) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	12,550,121	$1.54	7,732,483	(4)
Equity compensation plans not approved by security holders	—	—	149,215	(5)

Total	12,550,121	1.54	7,881,698

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 12,497,757 shares (ii) shares of common stock issuable upon the vesting of restricted stock units for 52,364 shares.

(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.

(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.

The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

(4)	Includes 5,996,460 shares available for future issuance under the 2004 Plan and 1,736,023 shares available for future issuance under the 2004 ESPP.

(5)	Shares available for future issuance under the Doradus Plan.

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

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

Exhibit Number	Description
10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease agreement, dated as of February 7, 2006, as amended by the first amendment dated June 26, 2006 and the second amendment dated December 8, 2010, between Registrant and ProLogis, and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.6	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.7	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9*	Separation Agreement between the Registrant and John H. Quigley dated as of June 14, 2011. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011.

10.10	Lease Agreement, dated as of March 25, 2011, between the Registrant and Alfiere-100 Schultz Associates, L.P., incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

Exhibit Number	Description

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

TRADEMARKS

Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale, Ikanos SmartCPE and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

February 23, 2012	/S/ DIOSDADO BANATAO
Diosdado Banatao Interim President and Chief Executive Officer And Chairman of the Board of Directors

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Bencala and George Portugal, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this annual report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ DIOSDADO BANATAO Diosdado Banatao	Interim President and Chief Executive Officer and Chairman of the Board of Directors (Principal Executive Officer)	February 23, 2012

/S/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	February 23, 2012

/S/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	February 23, 2012

/S/ FREDERICK M. LAX Frederick M. Lax	Director	February 23, 2012

/S/ R. DOUGLAS NORBY R. Douglas Norby	Director	February 23, 2012

/S/ GEORGE PAVLOV George Pavlov	Director	February 23, 2012

/S/ JAMES SMAHA James Smaha	Director	February 23, 2012

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006. .

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

Exhibit Number	Description
10.5	Lease agreement, dated as of February 7, 2006, as amended by the first amendment dated June 26, 2006 and the second amendment dated December 8, 2010, between Registrant and ProLogis, and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.6	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.7	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9*	Separation Agreement between the Registrant and John H. Quigley dated as of June 14, 2011. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2011.

10.10	Lease Agreement, dated as of March 25, 2011, between Registrant and Alfieri-100 Schultz Associates, L.P., incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on March 25, 2011.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.