Form 10-Q
period 2012-04-01
IKANOS COMMUNICATIONS
filed 2012-05-03
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 1, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 69,421,244 as of April 25, 2012.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	April 1, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$39,727	$34,760
Accounts receivable	16,832	18,308
Inventory	7,755	9,474
Prepaid expenses and other current assets	2,321	2,531

Total current assets	66,635	65,073
Property and equipment, net	6,698	7,036
Intangible assets, net	2,977	3,602
Other assets	1,915	1,896

	$78,225	$77,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$7,701	$5,413
Accrued liabilities	11,974	10,734

Total current liabilities	19,675	16,147

Long-term liabilities	739	738

	20,414	16,885
Commitments and contingencies (Note 8)
Stockholders’ equity	57,811	60,722

	$78,225	$77,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Revenue	$30,760	$31,672
Cost of revenue	14,653	15,151

Gross profit	16,107	16,521

Operating expenses:
Research and development	14,000	13,656
Selling, general and administrative	4,680	6,145
Restructuring charges	1,092	47

Total operating expenses	19,772	19,848

Loss from operations	(3,665)	(3,327)
Gain on sale of marketable securities	—	1,295
Interest income and other, net	75	68

Loss before provision for income taxes	(3,590)	(1,964)
Provision for income taxes	115	99

Net loss	$(3,705)	$(2,063)

Basic and diluted net loss per share	$(0.05)	$(0.03)

Basic and diluted weighted average number of shares	69,335	68,186

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands and unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011

Net loss	$(3,705)	$(2,063)

Other comprehensive loss, net of tax
Gain on sale of marketable securities reclassified into earnings	—	(1,295)

Total comprehensive loss	$(3,705)	$(3,358)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	April 1, 2012	April 3, 2011
Cash flows from operating activities:
Net loss	$(3,705)	$(2,063)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,443	1,181
Stock-based compensation expense	794	875
Amortization of intangible assets and acquired technology	625	625
Restructuring	116	—
Gain on sale of marketable securities	—	(1,295)
Changes in assets and liabilities:
Accounts receivable, net	1,476	4,933
Inventory	1,719	1,937
Prepaid expenses and other assets	191	(867)
Accounts payable and accrued liabilities	3,327	(701)

Net cash provided by operating activities	5,986	4,625

Cash flows from investing activities:
Purchases of property and equipment	(1,019)	(747)
Maturities and sales of investments	—	2,000

Net cash provided by (used in) investing activities	(1,019)	1,253

Cash flows from financing activities:
Net proceeds from exercise of stock options	—	31

Net increase in cash and cash equivalents	4,967	5,909
Cash and cash equivalents at beginning of period	34,760	28,950

Cash and cash equivalents at end of period	$39,727	$34,859

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

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $3.7 million for the quarter ended April 1, 2012 and had an accumulated deficit of $281.8 million as of April 1, 2012. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash, cash equivalents and short-term investments are expected to be sufficient to meet anticipated cash needs, the Company may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There are 52 weeks in fiscal year 2012.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

In accordance with guidance issued by the Financial Accounting Standards Board (FASB), beginning with the quarter ended April 1, 2012, we have presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate, but consecutive statements—the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income. The Company has revised its reported comprehensive loss for the fiscal quarter ended April 3, 2011 to reflect the previous omission from comprehensive loss disclosed in the footnotes of the reclassification of the $1.3 million gain that was appropriately reclassified into earnings. The Company has no other comprehensive income for the quarter ending April 1, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared without audit in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 23, 2012 (Annual Report).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended April 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first quarter of 2012 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 1, 2012, included in its Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of April 1, 2012, the Company has no short-term investments, but does have investments in money market funds. Historically, short-term investments included a diversified portfolio of commercial paper and government agency bonds. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 26%, 16% and 11% of accounts receivable at April 1, 2012. Three customers represented 33%, 18% and 18% of accounts receivable at January 1, 2012. Four customers accounted for 15%, 13%, 12% and 11% of revenue for the three months ended April 1, 2012. Two customers accounted for 24% and 17% of revenue for the three months ended April 3, 2011.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	April 1, 2012	April 3, 2011
Net loss	$(3,705)	$(2,063)
Weighted average number of shares	69,335	68,186

Basic and dilutive net loss per share	$(0.05)	$(0.03)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Anti-dilutive securities:
Warrants to purchase common stock	7,800	3,033
Weighted average restricted stock units	435	827
Weighted-average options to purchase common stock	12,057	10,814

	20,292	14,674

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. The Company held money market funds of $2.0 million and $12.0 million as of April 1, 2012 and January 1, 2012, respectively. The investments in money market funds are included in cash equivalents based on their original maturity. As of April 1, 2012 and January 1, 2012 the Company had no short-term investments or marketable securities.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	April 1, 2012	January 1, 2012
Finished goods	$3,041	$8,036
Work-in-process	3,505	1,235
Purchased parts and raw materials	1,209	203

	$7,755	$9,474

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	April 1, 2012	January 1, 2012
Machinery and equipment	$17,936	$18,207
Software	9,166	8,981
Computer equipment	4,973	4,823
Furniture and fixtures	849	866
Leasehold improvements	1,038	1,035
Construction in progress	613	128

	34,575	34,040
Less: Accumulated depreciation and amortization	(27,877)	(27,004)

	$6,698	$7,036

Depreciation and amortization expense for property and equipment was $1.4 million and $1.2 million for the three months ended April 1, 2012 and April 3, 2011, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	April 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(12,557)	$833	3
Customer relationships	8,216	(7,507)	709	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(20,064)	$2,977

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(12,057)	$1,333	3
Customer relationships	8,216	(7,382)	834	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(19,439)	$3,602

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For both the three months ended April 1, 2012 and April 3, 2011, the amortization of intangible assets was $0.6 million. The estimated future amortization of purchased intangible assets as of April 1, 2012 is $ 1.5 million for the remainder of 2012, $0.8 million in 2013, $0.5 million in 2014 and $0.2 million in 2015. In-process research and development (IPR&D) relates to technologies acquired for our future Node Scale Vectoring products. The Company expects the IPR&D projects to reach technical feasibility during the latter half of 2012.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	April 1, 2012	January 1, 2012
Accrued compensation and related benefits	$2,367	$2,717
Accrued rebates	1,782	1,206
Deferred rent	1,387	1,074
Deferred revenue	1,023	679
Accrued royalties	598	510
Warranty accrual	584	602
Restructuring	226	218
Other accrued liabilities	4,007	3,728

	$11,974	$10,734

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	April 1, 2012	April 3, 2011
Balance, beginning of period	$602	$895
Provision (benefit)	(17)	(135)
Usage	(1)	(19)

Balance, end of period	$584	$741

Note 7 – Restructuring Charges

In an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. The Company expects the remaining severance and benefit costs to be paid in 2012. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of January 2, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Cash payments	(976)	(109)	(1,085)

Balance as of April 1, 2012	$116	$109	$225

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2014. Rent expense for the three months ended April 1, 2012 and April 3, 2011 was $0.7 million and $0.6 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of April 1, 2012 under non-cancelable leases with original terms in excess of one year are $1.9 million for the remainder of 2012, $2.7 million in 2013, $2.5 million in 2014 and $2.0 million in 2015, and $3.3 million in 2016 and thereafter.

Purchase Commitments

As of April 1, 2012, the Company had $5.6 million of inventory purchase obligations with various suppliers.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against the Company, its directors and two former executive officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. The Company opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. After both parties submitted briefs, oral arguments on the appeal were held before the Second Circuit on April 17, 2012. The Company cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on its financial statements.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended
	April 1, 2012		April 3, 2011
China	$3,472	11%	$3,865	12%
Japan	9,167	30	8,235	26
Tunisia	4,591	15	8,566	27
Hong Kong	4,730	15	1,314	4
Taiwan	4,007	13	4,362	14
United States	278	1	313	1
Other	4,515	15	5,017	16

	$30,760	100%	$31,672	100%

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

	Three Months Ended
	April 1, 2012		April 3, 2011
Broadband DSL	$19,668	64%	$16,765	53%
Communications Processors	7,707	25	9,875	31
Other	3,385	11	5,032	16

	$30,760	100%	$31,672	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	April 1, 2012	January 1, 2012
United States	$5,779	$5,983
Asia, predominantly India	917	1,048
Other	2	5

	$6,698	$7,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, expected benefits or our corporate restructuring, our ability to operate internationally and fluctuations in our stock price are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the fiscal year ended January 1, 2012, contained in our Annual Report on Form 10-K filed on February 23, 2012.

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

We incurred a net loss of $3.7 million for the fiscal quarter ended April 1, 2012 and had an accumulated deficit of $281.8 million as of April 1, 2012. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Although we have the cash necessary to fund our operations, we may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

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

We were incorporated in April 1999 and, through December 31, 2001, were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three fiscal years, our revenue was $130.7 million in fiscal year 2009, $191.7 million in fiscal year 2010 and $136.6 million in fiscal year 2011.

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

Furthermore, our future revenue growth depends upon the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our products to systems that may not use our products. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. However we believe our team of engineers, DSL products, technology, patents and other intellectual property will allow us to create products that will allow us to extend our market leadership and enable us to implement our digital home initiatives and next generation VDSL2 development.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, and have not changed materially as of April 1, 2012.

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

Revenue continues to be distributed among a range of products and four customers who accounted for 51% of our total fiscal first quarter 2012 revenue. Revenue declined by $0.9 million, or 3%, to $30.8 million for the three months ended April 1, 2012 from $31.7 million in the three months ended April 3, 2011. Our revenue declined by $4.6 million, or 13%, to $30.8 million in the fiscal first quarter of 2012 from $35.4 million in the fiscal fourth quarter 2011. First quarter revenue was lower than each quarter in 2011 and continues to reflect changes within the industry and the aging of our products. In addition, last time buys accounted for approximately 6% of our fiscal first quarter revenue compared to 24% in fiscal fourth quarter 2011 and none in fiscal first quarter 2011.

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

	Three Months Ended
Our Direct Customer	April 1, 2012	April 3, 2011
Sagemcom Tunisie	15%	24%
Paltek Corporation	12	17
Flextronics International Ltd.	13	*
NEC Corporation of America	11	*
*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	April 1, 2012	April 3, 2011
China	11%	12%
Japan	30	26
Tunisia	15	27
Hong Kong	15	4
Taiwan	13	14
United States	1	1
Other	15	16

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Revenue from China in the first quarter of 2012 was $3.5 million, a decline of $0.4 million from the $3.9 million in the first quarter of 2011. Compared to the fourth quarter of 2011, Chinese revenue increased by $1.7 million, or 94%, from $1.8 million to $3.5 million. Revenue from Japan in the fiscal first quarter 2012 of $9.2 million was $0.9 million, or 11%, higher than the $8.2 million recorded in the first quarter of 2011 and was $0.6 million higher than the fourth quarter 2011 revenue of $8.6 million. Revenue from Tunisia decreased by $2.2 million from the first quarter of 2011 and $1.0 million compared to the fourth quarter of 2011. Revenue from Hong Kong was $4.7 million in the first quarter of 2012, an improvement of $3.4 million from the fiscal first quarter of 2011 and $0.3 million versus the fourth quarter of 2011.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	April 1, 2012	April 3, 2011
Broadband DSL	64%	53%
Communications Processors	25	31
Other	11	16

The change in mix reflects increases in VDSL Central Office sales in the fiscal first quarter of 2012 compared to the prior year period and reductions in both the Communications Processors and Other categories.

Cost and Operating Expenses

	Three Months Ended
	April 1, 2012	April 3, 2011	% Change
	(In millions)
Cost of revenue	$14.7	$15.2	(3)%
Research and development	14.0	13.7	2
Sales, general and administrative	4.7	6.1	(23)
Restructuring charges	1.1	—	*
*	Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	April 1, 2012	April 3, 2011
Cost of revenue	48%	48%
Research and development	46	43
Sales, general and administrative	15	19
Restructuring charges	4	—

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

Cost of revenue was $14.7 million for the three months ended April 1, 2012 compared to $15.2 million for the three months ended April 3, 2011. Our gross margins were 52% both for the three months ended April 1, 2012 as well as the three months ended April 3, 2011. Gross margins in the fiscal first quarter of 2012 benefitted as a higher proportion of our sales came from our higher margin Broadband DSL products compared to those sales in the fiscal first quarter of 2011. During the fiscal first quarter of 2012, we sold $0.4 million of product that had been previously written off while we sold $1.7 million of inventory that had previously been written off in the first quarter of 2011.

Research and development

All research and development (R&D) expenses are charged to earnings as incurred. R&D expenses generally consist of compensation and related expenses for employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses increased $0.3 million, or 2%, to $14.0 million for the three months ended April 1, 2012 compared to $13.7 million for the three months ended April 3, 2011. Personnel expenses declined by $1.1 million as headcount decreased from 241 persons at April 3, 2011 to 196 persons at April 1, 2012. Declines in personnel expenses were offset by an increase in consulting costs of $0.6 million. Tape-out expenses increased by $0.7 million while stock-based compensation expense increased by $0.2 million.

The majority of our R&D personnel are located in the United States or India. At April 1, 2012, we had 196 people engaged in R&D, of which 72 were located in India, 121 were located in the United States and 3 were located in China. As of April 3, 2011, we had 241 people engaged in R&D, of which 84 were located in India, 152 were located in the United States and 5 were located in China.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $1.5 million for the three months ended April 1, 2012, or 24%, to $4.7 million compared to $6.1 million for the three months ended April 3, 2011. The decline is directly related to the reduction in force that occurred in February 2012. The reduction in SG&A expenses included lower direct personnel costs of $0.8 million, lower indirect personnel costs of $0.4 million, lower stock-based compensation costs of $0.2 million and lower legal and patent costs of $0.2 million. We incurred lower costs in most other cost categories with the exception of depreciation. Depreciation increased by $0.5 million due to the writeoff of certain software and computer related assets.

At April 1, 2012, SG&A headcount was 51 compared to 80 at April 3, 2011.

Restructuring charges

In an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. Restructuring charges amounted to $1.1 million during the three months ended April 1, 2012, all of which were related to employee severance and benefits costs and other exit-related charges arising from contractual and other obligations. All the restructuring charges have been, or will be, cash expenditures. The restructuring has been substantially completed as of April 1, 2012. We expect the remaining severance and benefit costs and software tools costs to be paid in 2012.

Gain on sale of marketable securities

In the fiscal first quarter of 2011 we sold our auction rate securities for $2.0 million and recognized a gain of $1.3 million. In 2012 we have had no purchases or sales of marketable securities or other investments. At January 1, 2011 the $1.3 million was included as comprehensive income within the stockholders equity.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash and cash equivalents (which includes money market funds) and other non-operating gains and losses. For the three months ended April 1, 2012 and April 3, 2011 interest income and other was $0.1 million.

Provision for income taxes

Income tax expense is recognized based on management’s best estimate of the annual income tax rate expected for the full financial year. The estimated annual tax rate used for the year ending December 31, 2012 is 27.65%, which has been applied to the income before taxes for the three months ended March 31, 2012. The actual tax rate for the three months ended March 31, 2012 was 34.27% after discrete items. The fiscal first quarter of 2012 results reflect a net tax expense of $0.1 million, primarily as a result of income taxes in various profitable foreign jurisdictions.

Tax expense was marginally higher in the first quarter of 2012 versus the first quarter of 2011. During the fourth quarter of 2011, based on our outlook for 2012, including lower expected year over year revenue in 2012 and the timing of our new product introductions, we began to provide for federal income tax and foreign withholding taxes for the unremitted earnings of our foreign subsidiaries because we have determined that those funds may no longer be permanently reinvested.

Net loss

As a result of the above factors, we had a net loss of $3.7 million for the three months ended April 1, 2012 compared to a net loss of $2.1 million for the three months ended April 3, 2011. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and investments increased by approximately $5.0 million to $39.7 million as of April 1, 2012 compared to $34.8 million as of January 1, 2012. Cash held by foreign subsidiaries was $30.4 million and $32.6 million as of April 1, 2012 and January 1, 2012, respectively.

As of April 1, 2012, we have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended April 1, 2012 and April 3, 2011 (in millions):

	2012		2011
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$34.8		$29.0
Net cash provided by operating activities	5.9	*	4.6
Net cash provided by (used in) investing activities	(1.0)		1.2

Cash and cash equivalents - end of period	$39.7		$34.8

     * Rounded for schedule

Operating Activities

For the three months ended April 1, 2012, we generated $6.0 million of net cash from operating activities, while incurring a net loss of $3.7 million. Included in the net loss was approximately $3.0 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, restructuring charges and amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $1.5 million, inventory of $1.7 million and prepaid expenses and other assets of $0.2 million as well as an increase of $3.3 million of accounts payable and accrued liabilities.

For the three months ended April 3, 2011, we generated $4.6 million of net cash from operating activities, while incurring a net loss of $2.1 million. Included in the net loss was approximately $2.7 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and amortization of intangible assets and acquired technology. Operating cash flows also benefited from a decrease in accounts receivable of $4.9 million and inventory of $1.9 million, which was slightly offset by an increase in prepaid expenses and other assets of $0.9 million and a decrease in accounts payable and accrued liabilities of $0.7 million. In addition, our $1.3 million gain on the sale of auction rate securities is a reduction to cash from operating activities, but the proceeds from the sale are included in cash from investing activities.

Investing Activities

Investing activities used $1.0 million for the three months ended April 1, 2012, related to purchases of property and equipment.

Investing activities provided $1.2 million for the three months ended April 3, 2011, primarily consisting of $2.0 million in proceeds from the sale of our auction rate securities, offset by capital expenditures of $0.7 million.

We currently have no investments. Previously, we have classified our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk.

Any excess funds are currently invested in money funds and an included in cash and cash equivalents on the balance sheet. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

There was minimal financing activity for each of the three month periods ending April 1, 2012 and April 3, 2011.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

We believe that our existing cash and cash equivalents will be sufficient to meet our anticipated cash needs. Although we have the cash necessary to fund our operations, we may also seek additional financing as deeded appropriate to support future company needs and investments. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that would restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first quarter of 2012 that are expected to affect the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of April 1, 2012, we did not hold derivative financial instruments.

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

As of April 1, 2012, we had cash and cash equivalents totaling $39.7 million. Money market funds are considered cash equivalents and accounted for $2.0 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenue and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change fiscal year 2012 projected operating expenses by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under any potential future condition. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended April 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. After both parties submitted briefs, oral arguments on the appeal were held before the Second Circuit on April 17, 2012. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

Revenues from certain existing products are decreasing as certain products near end-of-life and, beginning in the second fiscal quarter of 2012, we plan on selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $281.8 million as of April 1, 2012. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

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

If we do not regain compliance by June 13, 2012, our common stock will be subject to delisting. At that time, we may appeal NASDAQ’s decision to a Listing Qualifications Panel. In the event we do not regain compliance with the Rule, we may be eligible for additional time by transferring to the NASDAQ Capital Market prior to June 13, 2012. We intend to actively monitor the bid price for our common stock between now and June 13, 2012, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements, including listing on the NASDAQ Capital Market. There is no assurance that we will be able to comply with the Rule and, therefore, may lose our eligibility for quotation on The NASDAQ Stock Market. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue. For example, on January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We substantially completed our restructuring plan during the first quarter of 2012 and expect to complete the remainder during 2012.

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

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues through 2012 particularly in Europe, has impacted consumer confidence and spending negatively. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents will be sufficient to meet our anticipated cash needs for the next twelve months. However, we may require additional cash resources during 2012 as a result of changes in our business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all.

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

	Three Months Ended
Direct Customer	April 1, 2012	April 3, 2011
Sagemcom Tunisie	15%	24%

Flextronics International Ltd.	13	*
Paltek Corporation	12	17

NEC Corporation of America	11	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our President and Chief Executive Officer in June 2011, our Vice President of Operations in March 2011, our Vice President of Marketing in September 2011, and our Vice President of Program Management in April 2012. Our Executive Chairman is serving as our interim President and Chief Executive Officer while we search for a permanent replacement. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team, attract and retain a permanent Chief Executive Officer, or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

Further, in the third quarter of 2010 we implemented a corporate restructuring plan that included a reduction in work force of approximately 20% and the closure of three of our overseas offices. That restructuring is predominantly complete. On January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We substantially completed our restructuring plan during the first quarter of 2012 and expect to complete the remainder during 2012. As a result of these restructurings, we may have difficulty in attracting and retaining qualified personnel.

Further the changes in senior management and the multiple restructurings and reductions in workforce have had and may continue to have a negative effect on employee morale.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 43% of the outstanding shares of our common stock (excluding the exercise of warrants) as of April 1, 2012. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 48% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 99% of our revenue for the fiscal quarter ended April 1, 2012 was derived from sales to customers outside the United States and 98% of our revenue for the year ended January 1, 2012 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to April 1, 2012 ranged from a low of $0.71 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York against us, our directors and two former executive officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On May 13, 2010, the District Court granted plaintiffs leave to file a motion to amend the pleadings. Plaintiffs filed a motion for leave to amend the complaint on June 11, 2010. We opposed on July 11, 2010, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the United States Court of Appeals for the Second Circuit. After both parties submitted briefs, oral arguments on the appeal were held before the Second Circuit on April 17, 2012. We cannot predict the likely outcome of the appeal, and an adverse result could have a material effect on our financial statements.

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

IKANOS COMMUNICATIONS, INC.

Dated: May 3, 2012	By:	/s/ Diosdado Banatao
Diosdado Banatao
Interim President and Chief Executive Officer and Executive Chairman of the Board of Directors
(Principal Executive Officer)

Dated: May 3, 2012	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended April 1, 2012

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