Form 10-Q
period 2012-07-01
IKANOS COMMUNICATIONS
filed 2012-08-02
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 1, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 69,723,230 as of July 27, 2012.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	July 1, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$33,071	$34,760
Accounts receivable	20,721	18,308
Inventory	7,374	9,474
Prepaid expenses and other current assets	5,048	2,531

Total current assets	66,214	65,073
Property and equipment, net	7,695	7,036
Intangible assets, net	2,352	3,602
Other assets	2,566	1,896

	$78,827	$77,607

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$9,333	$5,413
Accrued liabilities	11,980	10,734

Total current liabilities	21,313	16,147
Long-term liabilities	1,988	738

Total liabilities	23,301	16,885
Commitments and contingencies (Note 8)
Stockholders’ equity	55,526	60,722

	$78,827	$77,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Revenue	$32,055	$34,056	$62,815	$65,728
Cost of revenue	17,001	17,647	31,654	32,798

Gross profit	15,054	16,409	31,161	32,930

Operating expenses:
Research and development	12,842	14,669	26,842	28,325
Selling, general and administrative	4,648	5,659	9,328	11,804
Restructuring	(30)	(156)	1,062	(109)

Total operating expenses	17,460	20,172	37,232	40,020

Loss from operations	(2,406)	(3,763)	(6,071)	(7,090)
Gain on sale of marketable securities	—	—	—	1,295
Interest income and other, net	(387)	21	(312)	89

Loss before provision for income taxes	(2,793)	(3,742)	(6,383)	(5,706)
Provision for income taxes	206	87	321	186

Net loss	$(2,999)	$(3,829)	$(6,704)	$(5,892)

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.09)

Weighted average number of shares (basic and diluted)	69,543	68,474	69,439	68,319

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands and unaudited)

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(2,999)	$(3,829)	$(6,704)	$(5,892)

Other comprehensive loss, net of tax
Gain on sale of marketable securities reclassified into earnings	—	—	—	(1,295)

Total comprehensive loss	$(2,999)	$(3,829)	$(6,704)	$(7,187)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	July 1, 2012	July 3, 2011
Cash flows from operating activities:
Net loss	$(6,704)	$(5,892)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,116	2,361
Stock-based compensation expense	1,297	1,729
Amortization of intangible assets and acquired technology	1,250	1,250
Restructuring	(30)	—
Gain on sale of marketable securities	—	(1,295)
Changes in assets and liabilities:
Accounts receivable	(2,413)	4,918
Inventory	2,100	5,635
Prepaid expenses and other assets	(3,187)	(1,208)
Accounts payable and accrued liabilities	6,358	(2,140)

Net cash provided by operating activities	1,787	5,358

Cash flows from investing activities:
Purchases of property and equipment	(3,687)	(1,846)
Maturities and sales of investments	—	2,000

Net cash provided by (used in) investing activities	(3,687)	154

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	211	413

Net increase (decrease) in cash and cash equivalents	(1,689)	5,925
Cash and cash equivalents at beginning of period	34,760	28,950

Cash and cash equivalents at end of period	$33,071	$34,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. The Company develops and markets end-to-end products for the last mile and the digital home, which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home and have been deployed by service providers in Asia, Europe and North America.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $3.0 million and $6.7 million for the fiscal quarter and six months ended July 1, 2012, respectively, and had an accumulated deficit of $284.8 million as of July1, 2012. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash and cash equivalents, including the Company’s $15.0 million unused line of credit, are expected to be sufficient to meet cash needs in the foreseeable future, the Company may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. The price of the Company’s common stock has fallen below the $1.00 NASDAQ market price listing requirement. If the Company cannot regain compliance with the NASDAQ regulation by December 10, 2012, the Company’s common stock will be subject to delisting and, thereby lose its eligibility for quotation on the NASDAQ Stock Market. Given this and other market conditions, there can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

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

In accordance with guidance issued by the Financial Accounting Standards Board (FASB), beginning with the fiscal quarter ended April 1, 2012, we have presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate, but consecutive statements—the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income. The Company has revised its reported comprehensive loss for the fiscal quarter and six months ended July 3, 2011 to reflect the previous omission from comprehensive loss disclosed in the footnotes of the reclassification of the $1.3 million gain that was appropriately reclassified into earnings. The Company has no other comprehensive income for the fiscal quarter and six months ending July 1, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States (GAAP) have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 23, 2012 (Annual Report).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The operating results for the three- and six-month periods ended July 1, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first six months of fiscal 2012 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 1, 2012, included in its Annual Report. These accounting policies have not changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are creditworthy and, accordingly, minimal credit risk exists with respect to those deposits. As of July 1, 2012, the Company has no short-term investments, but does have investments in money market funds. Historically, short-term investments included a diversified portfolio of commercial paper and government agency bonds. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 28%, 16% and 12% of accounts receivable at July 1, 2012. Three customers represented 33%, 18% and 18% of accounts receivable at January 1, 2012. Four customers accounted for 19%, 15%, 12% and 11% of revenue for the three months ended July 1, 2012. Three customers accounted for 17%, 14% and 11% of revenue for the six months ended July 1, 2012. Two customers accounted for 26% and 21% of revenue for the three months ended July 3, 2011. Three customers accounted for 25%, 13% and 12% of revenue for the six months ended July 3, 2011.

Master Services and Supply Agreement and Concentration of Suppliers

The Company subcontracts all of the manufacturing, assembly and testing of its products to third parties located primarily in Asia. As a result of this geographic concentration, a disruption in the manufacturing process resulting from a natural disaster or other unforeseen event could have a material adverse effect on the Company’s financial position and results of operations. Additionally, a small number of sources, with whom the Company does not have long-term contracts, manufacture, assemble and test the Company’s products. Also, each product generally has only one foundry and one assembly and test provider. An inability to obtain these products and services in the amounts needed and on a timely basis or at commercially reasonable prices could result in delays in product introductions, interruptions in product shipments or increases in product costs and, therefore, could have a material adverse effect on the Company’s financial position and results of operations.

The Company has entered into a master services and supply agreement under which the service provider manages Ikanos’ manufacturing operations and related logistics functions including supply chain management for the Company’s products. The Company will purchase its products from the service provider, who, in turn contracts with foundries and subcontractors located primarily in Asia for the manufacture, assembly and testing of its products. The Company will continue to manage all aspects of the customer interface, forecasting and ordering. The Company started the transition during the fiscal second quarter of 2012 and expects to complete the majority of the transition in the fiscal third quarter of 2012.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Net loss	$(2,999)	$(3,829)	$(6,704)	$(5,892)

Weighted average number of shares, basic and diluted outstanding	69,543	68,474	69,439	68,319

Basic and diluted net loss per share	$(0.04)	$(0.06)	$(0.10)	$(0.09)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Anti-dilutive securities:
Warrants to purchase common stock	7,800	2,781	7,800	2,864
Weighted average restricted stock units	435	807	430	817
Weighted-average options to purchase common stock	11,669	10,008	11,863	10,411

	19,904	13,596	20,093	14,092

Note 2 – Cash and Cash Equivalents

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 days or less at the date of purchase to be cash equivalents. The Company held money market funds of $2.2 million and $12.0 million as of July 1, 2012 and January 1, 2012, respectively. The investments in money market funds are included in cash equivalents based on their original maturity. As of July 1, 2012 and January 1, 2012, the Company had no short-term investments or marketable securities.

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	July 1, 2012	January 1, 2012
Finished goods	$2,856	$8,036
Work-in-process	1,944	1,235
Purchased parts and raw materials	2,574	203

	$7,374	$9,474

As part of its master services and supply agreement (see Note 1 above), the Company has transferred ownership of certain work-in-process and raw material inventory to the service provider as prepayment for the future delivery of finished goods inventory. At July 1, 2012 prepayments under the arrangement are currently $2.0 million and are classified in prepaid expenses and other current assets.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	July 1, 2012	January 1, 2012
Machinery and equipment	$19,307	$18,207
Software	9,199	8,981
Computer equipment	5,214	4,823
Furniture and fixtures	849	866
Leasehold improvements	958	1,035
Construction in progress	1,641	128

	37,168	34,040
Less: Accumulated depreciation and amortization	(29,473)	(27,004)

	$7,695	$7,036

Depreciation and amortization expense for property and equipment was $1.7 million and $1.2 million for the three months ended July 1, 2012 and July 3, 2011, respectively. Depreciation and amortization expense for property and equipment was $3.1 million and $2.4 million for the six months ended July 1, 2012 and July 3, 2011, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	July 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(13,056)	$334	3
Customer relationships	8,216	(7,633)	583	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(20,689)	$2,352

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(12,057)	$1,333	3
Customer relationships	8,216	(7,382)	834	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(19,439)	$3,602

*	Technical feasibility of IPR&D has not been reached and, therefore, a useful life has not been determined.

For the three months ended July 1, 2012 and July 3, 2011, the amortization of intangible assets was $0.6 million and $0.7 million, respectively. For the six months ended July 1, 2012 and July 3, 2011, the amortization of intangible assets was $1.3 million and $1.3 million, respectively. The estimated future amortization of purchased intangible assets as of July 1, 2012 is $0.8 million for the remainder of 2012, $0.8 million in 2013, $0.5 million in 2014 and $0.3 in 2015. In process research and development (IPR&D) relates to technologies acquired for the Company’s Node Scale Vectoring products. The Company expects the IPR&D projects to reach technical feasibility during the latter half of 2012.

During the fiscal second quarter of 2012, the Company entered into a patent licensing agreement and incurred a $1.3 million charge related to royalties due as of July 1, 2012. The term of the patent agreement includes the future use of certain patents, renewable at the Company’s option. The charge was determined based on allocating the portion of the agreement price by way of taking the cumulative revenues recognized as of July 1, 2012 on said products over the total estimated revenues expected to be earned during the royalty period.

Note 6 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	July 1, 2012	January 1, 2012
Accrued compensation and related benefits	$2,879	$2,717
Accrued rebates	1,489	1,206
Accrued royalties	1,383	510
Deferred rent	1,334	1,074
Deferred revenue	947	679
Warranty accrual	547	602
Restructuring	109	218
Other accrued liabilities	3,292	3,728

	$11,980	$10,734

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	July 1, 2012	July 3, 2011
Balance, beginning of period	$602	$895
Provision	(45)	(183)
Usage	(10)	(49)

Balance, end of period	$547	$663

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

	Severance and Benefits	Software Tools	Total
Balance as of January 1, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Adjustment to provision	(30)	—	(30)
Cash payments	(1,062)	(109)	(1,171)

Balance as of July 1, 2012	$—	$109	$109

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended July 1, 2012 and July 3, 2011 was $0.7 million and $0.5 million, respectively. Rent expense for the six months ended July 1, 2012 and July 3, 2011 was $1.4 million and $1.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of July 1, 2012 under non-cancelable leases with original terms in excess of one year are $1.1 million for the remainder of 2012, $2.7 million in 2013, $2.4 million in 2014, $2.0 million in 2015 and $3.4 million thereafter.

Purchase Commitments

As of July 1, 2012, the Company had $5.9 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2012.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the District Court) against the Company, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (the Court of Appeals). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. Pursuant to a stipulation between the parties, the defendants’ response to the Third Amended Complaint is to be filed on or before November 5, 2012. The Company cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on the Company’s financial statements.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
China	$4,278	13%	$3,388	10%	$7,751	12%	$7,253	11%
France	6,287	20	10,000	29	11,447	18	18,567	28
Hong Kong	5,627	18	3,935	12	10,357	16	5,249	8
Japan	5,419	17	4,489	13	14,586	23	12,724	19
Taiwan	5,117	16	3,717	11	9,123	15	8,080	12
Korea	2,127	7	715	2	3,017	5	1,592	3
United States	198	—	269	1	477	1	582	1
Other	3,001	9	7,543	22	6,057	10	11,681	18

	$32,055	100%	$34,056	100%	$62,815	100%	$65,728	100%

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s standalone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two product families. Revenue and percentage of revenue by product family is as follows (in thousands):

	Three Months Ended				Six Months Ended
	July 1, 2012		July 3, 2011		July 1, 2012		July 3, 2011
Broadband DSL	$19,116	59%	$20,070	59%	$38,784	62%	$36,835	56%
Communications Processors	9,860	31	10,240	30	17,568	28	20,115	31
Other	3,079	10	3,746	11	6,463	10	8,778	13

	$32,055	100%	$34,056	100%	$62,815	100%	$65,728	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	July 1, 2012	January 1, 2012
United States	$6,884	$5,983
Asia, predominantly India	808	1,048
Other	3	5

	$7,695	$7,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

In this quarterly report on Form 10-Q, references to “Ikanos,” “we,” “us” or “our” means Ikanos Communications, Inc. and our subsidiaries except where it is made clear that the term means only the parent company.

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

We have entered into a master services and supply agreement under which a third party partner manages Ikanos’ manufacturing operations and related logistics functions including supply chain management for the Company’s products. We order and purchase our products from the third party partner, who, in turn contracts with foundries and subcontractors located primarily in Asia for the manufacture, assembly and testing of its products. We will continue to manage all aspects of the customer interface, forecasting and ordering. We started the transition during the fiscal second quarter of 2012 and expect to complete the majority of the transition in the fiscal third quarter of 2012.

We incurred net losses of $3.0 million and $6.7 million, respectively, for the fiscal quarter and six months ended July 1, 2012, respectively, and we had an accumulated deficit of $284.8 million as of July 1, 2012. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Although we have the cash necessary to fund our operations for the foreseeable future, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under the Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

We were incorporated in April 1999 and, through December 31, 2001 and were engaged principally in research and development. We began commercial shipment of our products in the fiscal fourth quarter of 2002. Over the last three fiscal years, our revenue was $130.7 million, $191.7 million and $136.6 million in fiscal years 2009, 2010 and 2011, respectively.

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

On June 14, 2012 we transferred our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance with the market price requirement of $1.00 per share of common stock.. If, at any time before December 10, 2012, the bid price of our common stock closes at or above $1.00 per share for a minimum of 10 consecutive business days, we will be in compliance with the minimum bid price listing requirement and the matter will be closed. If we do not regain compliance, our common stock will be subject to delisting. We intend to actively monitor the bid price for our common stock and will consider available options to resolve the deficiency and regain compliance. There is no assurance that we will be able to comply with this rule and, therefore, may lose our eligibility for quotation on the NASDAQ Stock Market.

On June 11, 2012, Mr. Diosdado Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as chairman of our Board of Directors. On June 11, 2012, our Board of Directors appointed Omid Tahernia as our President and Chief Executive Officer effective on that date and also elected him to our Board of Directors

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in the accounting for revenue, cost of revenue, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, and have not changed materially as of July 1, 2012.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Revenue from product sales to a distributor is generally recognized when the distributor has sold through to the end customer. In multi-element arrangements that include a combination of products with firmware that is essential to the hardware products’ functionality and undelivered firmware, revenue recognition may be deferred until essential firmware is delivered. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or delay new broadband programs.

Revenue decreased by $2.0 million, or 6%, to $32.1 million in the three months ended July 1, 2012 from $34.1 million in the three months ended July 3, 2011. Revenue decreased by $2.9 million, or 4%, to $62.8 million in the six months ended July 1, 2012 from $65.7 million in the six months ended July 3, 2011. This decline reflects the decline in the certain legacy products offset partially by the new product introductions in our Fusiv product family.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements, and certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue. We expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier customers as we strive to market our new products to a broader range of service providers for their deployment of broadband solutions and gateway products. The following direct customers each accounted for more than 10% of our revenue for the periods indicated.

	Three Months Ended		Six Months Ended
Our Direct Customer	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Sagemcom Tunisie	19%	26%	17%	25%
Flextronics Manufacturing (Hong Kong) Ltd.	15	21	14	13
Askey Computer Corporation	12	*	*	*
NEC Asia Pacific Pte. Ltd.	11	*	11	*
Paltek Corporation	*	*	*	12

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
China	13%	10%	12%	11%
France	20	29	18	28
Hong Kong	18	12	16	8
Japan	17	13	23	19
Taiwan	16	11	15	12
Korea	7	2	5	3
United States	—	1	1	1
Other	9	22	10	18

The table above reflects sales to our customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Although the percentage of revenue by country remained relatively stable, revenue in absolute dollars improved to our Asian customers, but declined to customers in Europe.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Broadband DSL	59%	59%	62%	56%
Communications Processors	31	30	28	31
Other	10	11	10	13

The change in product mix reflects the increases in VDSL Central Office sales in the fiscal first quarter of 2012 compared to the prior year period.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	July 1, 2012	July 3, 2011	% Change	July 1, 2012	July 3, 2011	% Change
Cost of revenue	$17,001	$17,647	(4)	$31,654	$32,798	(3)
Research and development	12,842	14,669	(12)	26,842	28,325	(5)
Sales, general and administrative	4,648	5,659	(18)	9,328	11,804	(21)
Restructuring charges	(30)	(156)	(81)	1,062	(109)	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	July 1, 2012	July 3, 2011	July 1, 2012	July 3, 2011
Cost of revenue	53%	52%	50%	50%
Research and development	40	43	45	43
Sales, general and administrative	15	17	19	18
Restructuring charges	nm	nm	2	—

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

We have entered into a master services and supply agreement under which a service provider will manage our manufacturing operations and related logistics functions including supply chain management for the our products. We will order and purchase our products from the service provider, who, in turn will contract with foundries and subcontractors located primarily in Asia for the manufacture, assembly and testing of our products. We will continue to manage all aspects of our customer interface, forecasting and ordering. We started the transition during the fiscal second quarter of 2012 and expect to complete the majority of the transition in the fiscal third quarter of 2012.

Cost of revenue decreased to $17.0 million for the three months ended July 1, 2012 compared to $17.6 million for the three months ended July 3, 2011. Cost of revenue decreased to $31.7 million for the six months ended July 1, 2012 as compared to $32.8 million for the six months ended July 3, 2011. The decrease in cost of revenue for both the three and six month periods ended July 1, 2012 compared to the same period last year is directly attributable to our decreased sales volume and certain changes in product mix. Our gross margins were 47% for the three months ended July 1, 2012 as compared to 48% for the three months ended July 3, 2012. During the fiscal second quarter of 2012 we recognized revenue of $0.3 million related to the sales of inventory previously written off. This compares to $1.2 million recognized in the fiscal second quarter of 2011. In addition, fiscal second quarter 2012 gross margin was adversely affected by a $1.3 million charge related to a patent license agreement covering the current and certain prior periods. The patent license will not have a material impact on future results or margins.

Our gross margins were approximately 50% for the six months ended July 1, 2012 and the six months ended July 3, 2011. Favorable product mix for the six months ended July 1, 2012 was offset by the $1.3 million of higher license costs discussed above. In addition, during the first six months of 2011 we sold $2.9 million of inventory previously written off. In the first six months of 2012, we sold $0.7 million of inventory previously written off. Gross margins are expected to decline in the fiscal third quarter of 2012 compared to the fiscal second quarter of 2012 due to our product mix and yields associated with new product ramp.

Research and development expenses

All research and development (R&D) expenses are expensed as incurred and generally consist of compensation and associated expenses for employees engaged in research and development; contractors; tape-out costs; reference board development; development testing, evaluation kits and tools; stock based compensation expenses and depreciation expense. Before releasing new products, we incur charges for mask sets, amortization of acquisition-related intangibles, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tape-out costs. These tape-out costs may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses decreased $1.8 million, or 12%, to $12.8 million for the three months ended July 3, 2012 compared to $14.7 million for the three months ended July 3, 2011. Personnel costs were lower by $1.4 million as R&D personnel levels declined by 44 persons compared to the level as of July 3, 2011. The headcount level of 191 as of July 1, 2012 was marginally lower than the headcount level of 196 as of April 1, 2012. The decline in personnel costs was offset by higher consulting costs of $0.3 million compared to the fiscal second quarter 2011 period. Deferred compensation charges increased by $0.4 million, while tapeout cost increased by $0.3 million. We expect that fiscal third quarter R&D will be higher by approximately $4.0 million compared to the second fiscal quarter of 2012 primarily due to higher tape-out costs and engineering related expenses.

R&D expenses decreased $1.5 million, or 5%, to $26.8 million for the six months ended July 3, 2011 compared to $28.3 million for the six months ended July 3, 2011. The decreased costs resulted from lower personnel costs of $2.5 million due to the attrition discussed above, and lower deferred compensation charges of $0.2 million offset by an increase in consulting costs of $0.9 million, and tape-out costs of $0.5 million.

The majority of our R&D personnel is located in the United States or India. As of July 1, 2012, we had 206 people engaged in R&D of whom 68 were located in India, 135 were located in the United States and 3 were located in China. As of July 3, 2011, we had 259 people engaged in R&D of whom 82 were located in India, 169 were located in the United States, 4 in China and 4 in Singapore.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $1.0 million for the three months ended July 1, 2012, or 18%, to $4.6 million compared to $5.7 million for the three months ended July 3, 2011. The decline is primarily attributable to lower personnel costs of $1.4 million which was the result of our fiscal first quarter 2012 restructuring and lower facilities costs of $0.6 million. These lower costs were slightly offset, in part, by an increase in depreciation of $0.7 million, the result of accelerated depreciation of our legacy ERP system, replaced during the fiscal second quarter of 2012.

SG&A expenses decreased by $2.5 million for the six months ended July 1, 2012, or 21%, to $9.3 million compared to $11.8 million for the six months ended July 3, 2011. The decrease in SG&A expenses is primarily attributable to lower personnel costs of $2.7 million resulting from lower employee levels and related costs after our first quarter 2012 restructuring efforts; and lower facilities costs of $1.0 million related to lower maintenance and utilities costs. These were offset by higher consulting costs of $0.2 and by higher depreciation cost of $1.2 million, the result of accelerated depreciation of our legacy ERP system, replaced during the second quarter of 2012.

As of July 1, 2012, SG&A headcount was 56 compared to 95 as of July 3, 2011.

Restructuring charges

In an effort to align our operating expenses to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. Restructuring charges amounted to $1.1 million during the six months ended July 1, 2012, all of which were related to employee severance and benefits costs and other exit-related charges arising from contractual and other obligations. All the restructuring charges have been, or will be, cash expenditures. We expect the remaining software tools costs to be paid in 2012.

There were no restructuring charges for the three months ended July 3, 2011 and restructuring charges were not significant for the six months ended July 3, 2011.

Gain on Sale of Marketable Securities

For the three and six months ended July 1, 2012 we have had no purchases or sales of marketable securities or other investments. For the six months ended July 3, 2011 we recognized a gain of $1.3 million. In the fiscal first quarter of 2011 we sold our auction rate securities for $2.0 million and recognized a gain of $1.3 million. At January 1, 2011 the $1.3 million was included as comprehensive income within the stockholders equity.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was a loss of $0.4 million for the three months ended July 1, 2012 compared to a minimal gain of $21 thousand for the three months ended July 3, 2011. Interest income and other, net was a loss of $0.3 million for the six months ended July 1, 2012 compared to a minimal gain of $89 thousand for the six months ended July 3, 2011. The losses for both the three and six months ended July 1, 2012 were directly attributable to declines in both the Euro and Indian rupee versus the US dollar during the fiscal second quarter of 2012. Euro losses were $0.2 million and Indian rupee losses were $0.2 million for the three and six months ending July 1, 2012 while Indian rupee losses were $0.2 million and $0.1 million, respectively, for the three and six months ending July 1, 2012.

Provision for Income Taxes

Income tax expense is recognized based on management’s best estimate of the annual income tax rate expected for the full financial year. The estimated annual tax rate used for the fiscal year ending December 30, 2012 is 32.2% which has been applied to income before taxes for the three and six months ended July 1, 2012. The actual tax rate for the three- and six months ended July 1, 2012 was 164.4% and 69.7% after discrete items due mainly to accrual of certain withholding taxes on interest payments. The provision for income taxes was $0.2 million and $0.3 million for the three and six month periods ended July 1, 2012. The provision for income taxes was $0.1 million and $0.2 million for the three and six month periods ended July 3, 2011.

During June 2012, the Company was notified of an examination of the Company’s federal tax filings for the fiscal years 2009 and 2010 by the Internal Revenue Service. We are at the very early stage of the examination process and currently do not expect any material adjustments from past filings under examination.

Net Loss

As a result of the above factors, we had net losses of $3.0 million and $6.7 million, respectively, for the three and six months ended July 1, 2012 compared to net losses of $3.8 million and $5.9 million, respectively, for the three and six months ended July 3, 2011. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and cash equivalents decreased by $1.7 million to $33.1 million as of July 1, 2012 versus $34.8 million as of January 1, 2012. Cash held by foreign subsidiaries was $6.2 million and $32.6 million as of July 1, 2012 and January 1, 2012, respectively.

As of July 1, 2012, we have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and cash equivalent balances.

The following table summarizes our statement of cash flows for the six months ended July 1, 2012 and July 3, 2011 (in millions):

	Six Months Ended
	July 1, 2012	July 3, 2011
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$34.8	$29.0
Net cash provided by operating activities	1.8	5.4
Net cash provided by (used in) investing activities	(3.7)	0.1
Net cash provided by financing activities	0.2	0.4

Cash and cash equivalents - end of period	$33.1	$34.9

Operating Activities

For the six months ended July 1, 2012, we generated $1.8 million of net cash from operating activities, while incurring a net loss of $6.7 million. Included in the net loss was approximately $5.7 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and non-cash restructuring charges. The remaining net loss of $1.0 million was impacted by a $1.3 million royalty charge that was not paid during the six months ended July 1, 2012 and was included in accrued expenses during the period. When taking into account a $2.0 million transfer of inventory to our third party partner during fiscal second quarter 2012 which resulted in an increase in prepaid expense and other assets, the movement of overall inventory did not have a meaningful effect on cash flows during the period. The accounts receivable increase negatively impacted cash flows by $2.4 million, with the remaining $4.9 million in positive cash flows comprised primarily of an increase in overall accounts payable and accrued liabilities.

Investing Activities

Investing activities used $3.7 million for the six months ended July 1, 2012, consisting entirely of capital expenditures of $3.7 million. Investing activities provided $0.2 million for the six months ended July 3, 2011, primarily consisting of $2.0 million in proceeds from the sale of our auction rate securities offset by capital expenditures of $1.8 million.

We currently have no investments. Previously, we have classified our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. We have used cash to invest in technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

Financing activities provided $0.2 million and $0.4 million for the six month periods ending July 1, 2012 and July 3, 2011, respectively, due generally to the issuance of common stock in connection with our employee stock purchase plan.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Although we have the cash necessary to fund our operations for the foreseeable future, we may also seek additional financing as deemed appropriate to support future company needs and investments. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. We currently have a $15.0 million unused line of credit of which the preponderance of the amount may be drawn down by us at this time. Due to certain covenants in connection with our line of credit, there is no assurance that such financing or any other financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first six months of 2012 that are expected to affect the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of July 1, 2012, we did not hold derivative financial instruments.

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

As of July 1, 2012, we had cash and cash equivalents totaling $33.1 million. Money market funds are considered cash equivalents and accounted for $2.2 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenues and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, the effect would be to change 2012 projected operating expenses by approximately $0.7 million.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended July 1, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. Pursuant to a stipulation between the parties, defendants’ response to the Third Amended Complaint is to be filed on or before November 5, 2012. We cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on our financial statements.

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

Revenues from certain existing products are decreasing as certain products near end-of-life and, beginning in the second fiscal quarter of 2012, we began selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $284.8 million as of July 1, 2012. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

If our common stock continues to trade below $1.00, our stock could be delisted from the NASDAQ Capital Market. If delisting occurs, it would adversely affect the market liquidity of our common stock and harm our business.

On June 14, 2012 we transferred our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. Our common stock is currently traded on the NASDAQ Capital Market under the symbol “IKAN.” In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance. If, at any time before December 10, 2012, the bid price of our common stock closes at $1.00 or more per share for a minimum of 10 consecutive business days NASDAQ will provide written notice that we have regained compliance with the Rule. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of the Rule.

If we do not regain compliance by December 10, 2012, our common stock will be subject to delisting. At that time, we may appeal NASDAQ’s decision to a Listing Qualifications Panel. We intend to actively monitor the bid price for our common stock between now and December 10, 2012, and will consider available options to resolve the deficiency and regain compliance with the NASDAQ minimum bid price requirements, including a reverse stock split if necessary. There is no assurance that we will be able to comply with the Rule and, therefore, may lose our eligibility for quotation on The NASDAQ Stock Market. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue. For example, on January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We substantially completed our restructuring plan during the first fiscal quarter of 2012 and expect to complete the remainder during 2012.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues through 2012, particularly in Europe, has affected consumer confidence and spending negatively. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, as well as our line of credit, will be sufficient to meet our cash needs in the foreseeable future. However, we may require additional cash resources during 2012 as a result of changes in our business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all.

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

	Year Ended		Six Months Ended
Direct Customer	January 2, 2011	January 1, 2012	July 1, 2012
Sagemcom Tunisie	15%	20%	17%
Flextronics International	17	17	14
NEC Corporation of America	*	*	11
Alcatel-Lucent and affiliated contract manufacturers	18	*	*
Paltek Corporation	*	10	*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our President and Chief Executive Officer in June 2011, our Vice President of Operations in March 2011, our Vice President of Marketing in September 2011, and our Vice President of Program Management in April 2012 and the appointment of our new President and Chief Executive officer in June 2012. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

On January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. We substantially completed our restructuring plan during the first fiscal quarter of 2012. As a result of these restructurings, we may have difficulty in attracting and retaining qualified personnel.

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

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with our service provider and its subcontractors could significantly disrupt shipment of our products, impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and currently use multiple wafer foundries and factory subcontractors, located primarily in Israel, Malaysia, Singapore and Taiwan to manufacture, assemble and test all of our current semiconductor devices. While we have worked with multiple suppliers, generally each product is made by one foundry and one assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products on time. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems.

We have entered into a master services and supply agreement under which the service provider manages Ikanos’ manufacturing operations and related logistics functions including supply chain management for our products. We will purchase our products from the service provider, who, in turn contracts with the foundries and subcontractors mentioned above. We started this transition in the fiscal second quarter of 2012 and will complete the majority of the transition in the fiscal third quarter of 2012. We will be dependent on our service provider and, in turn, on the service provider’s suppliers to deliver our products on time as noted above.

If we and/or our service provider were to need to qualify a new facility to meet our capacity, or if a foundry or subcontractor ceased working with our service provider, as has happened to us in the past, or if production is disrupted, we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

In the event we or our service provider seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we have used and our service provider will use a limited number of independent wafer foundries to manufacture all of our semiconductor products which could expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries are unable to meet our semiconductor requirements. Additional wafer foundries may be sought to meet our future requirements but the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If qualification cannot be met in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share and operating results would suffer as a result.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which could be costly and negatively impact our operating results.

Although we have purchase order commitments to supply specified levels of products to our OEM customers, neither we nor our service provider have a guaranteed level of production capacity from any of our foundries or subcontractors’ facilities that we depend upon to produce semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and our service provider or its foundries and subcontractors may not be able to meet our requirements in a timely manner, or at all.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with our service provider that could be costly and negatively affect our operating results, including minimum order quantities over extended periods, and higher costs to secure necessary lead-times.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, greater than 99% of our revenue for the fiscal quarter ended July 1, 2012 was derived from sales to customers outside the United States and 98% of our revenue for the year ended January 1, 2012 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

We maintain extensive operations internationally. We have offices or facilities in China, France, Germany, India, Japan, Korea and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including predominantly the Indian Rupee and the Chinese Yuan. A large portion of our cash is held by our international affiliates both in U.S. dollar and local currency denominations. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to April 1, 2012 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. Pursuant to a stipulation between the parties, defendants’ response to the Third Amended Complaint is to be filed on or before November 5, 2012. We cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on our financial statements.

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

IKANOS COMMUNICATIONS, INC.

Dated: August 2, 2012	By:	/s/ Omid Tahernia
Omid Tahernia
President and Chief Executive Officer
(Principal Executive Officer)

Dated: August 2, 2012	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended July 1, 2012

Exhibit Number	Description

10.1*	Offer letter dated as of May 31, 2012 with Omid Tahernia. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.2*	Notice of Stock Option Grant and Stock Option Agreement dated as of June 11, 2012, by and between the Registrant and Mr. Tahernia. Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.3*	Ikanos Communications, Inc. Executive Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.