Form 10-Q
period 2012-09-30
IKANOS COMMUNICATIONS
filed 2012-11-01
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 69,941,666 as of October 23, 2012.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1. Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$30,518	$34,760
Short-term investments	2,916	—
Accounts receivable	19,688	18,308
Inventory	6,356	9,474
Prepaid expenses and other current assets	7,548	2,531

Total current assets	67,026	65,073
Property and equipment, net	8,607	7,036
Intangible assets, net	1,774	3,602
Other assets	2,540	1,896

	$79,947	$77,607

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving Line	$5,000	$—
Accounts payable	10,249	5,413
Accrued liabilities	12,821	10,734

Total current liabilities	28,070	16,147
Long-term liabilities	1,989	738

Total liabilities	30,059	16,885
Commitments and contingencies (Note 9)
Stockholders’ equity	49,888	60,722

	$79,947	$77,607

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Revenue	$31,375	$35,420	$94,190	$101,148
Cost of revenue	16,620	17,590	48,274	50,388

Gross profit	14,755	17,830	45,916	50,760

Operating expenses:
Research and development	16,581	14,402	43,423	42,727
Selling, general and administrative	4,507	5,528	13,835	17,332
Restructuring charges (credits)	—	—	1,062	(109)

Total operating expenses	21,088	19,930	58,320	59,950

Loss from operations	(6,333)	(2,100)	(12,404)	(9,190)
Gain on sale of marketable securities	—	—	—	1,295
Interest income and other, net	61	(311)	(251)	(222)

Loss before provision for income taxes	(6,272)	(2,411)	(12,655)	(8,117)
Provision for (benefit from) income taxes	85	(261)	406	(75)

Net loss	$(6,357)	$(2,150)	$(13,061)	$(8,042)

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.12)

Weighted average number of shares (basic and diluted)	69,788	68,807	69,555	68,482

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(6,357)	$(2,150)	$(13,061)	$(8,042)
Other comprehensive loss, net of tax
Gain on sale of marketable securities reclassified into earnings	—	—	—	(1,295)

Total operating expenses	$(6,357)	$(2,150)	$(13,061)	$(9,337)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 30, 2012	October 2, 2011
Cash flows from operating activities:
Net loss	$(13,061)	$(8,042)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	4,228	3,554
Stock-based compensation expense	2,017	2,706
Amortization of intangible assets and acquired technology	1,828	1,875
Restructuring	(30)	—
Gain on sale of marketable securities	—	(1,295)
Changes in assets and liabilities:
Accounts receivable	(1,380)	8,551
Inventory	3,118	3,743
Prepaid expenses and other assets	(5,661)	(1,416)
Accounts payable and accrued liabilities	8,425	(1,680)

Net cash provided by (used in) operating activities	(516)	7,996

Cash flows from investing activities:
Purchases of property and equipment	(6,020)	(3,096)
Purchases of investments	(2,916)	—
Proceeds from sale of investments	—	2,000

Net cash used in investing activities	(8,936)	(1,096)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	210	414
Net proceeds from Revolving Line	5,000	—

Net proceeds from financing activities	5,210	414

Net increase (decrease) in cash and cash equivalents	(4,242)	7,314
Cash and cash equivalents at beginning of period	34,760	28,950

Cash and cash equivalents at end of period	$30,518	$36,264

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. The Company develops and markets end-to-end products for the last mile and the digital home which enable carriers to offer enhanced triple play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering triple play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance residential gateways for distributing advanced services in the home. These products thereby support telecommunications services providers’ triple play deployment plans to the digital home and have been deployed by service providers in Asia, Europe and North America.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

The Company incurred a net loss of $6.4 million and $13.1 million for the fiscal quarter and nine months ended September 30, 2012, respectively, and had an accumulated deficit of $291.2 million as of September 30, 2012. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash, cash equivalents and investments, including the Company’s $15.0 million line of credit (of which $10.0 million is unused), are expected to be sufficient to meet cash needs in the foreseeable future, the Company may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. As of the end of the fiscal second quarter of 2012, the price of the Company’s common stock had fallen below the $1.00 NASDAQ market listing requirement. Since that time the price of the Company’s common stock has traded above $1.00 for more than 10 consecutive trading days and is, therefore, not currently subject to delisting. If the price were to fall below the requirement in the future for a specified period of time, the Company would again be subject to delisting and thereby could lose its eligibility for quotation on the NASDAQ Stock Market. Given this and other market conditions, there can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

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

In accordance with guidance issued by the Financial Accounting Standards Board (FASB), beginning with the fiscal quarter ended April 1, 2012, we have presented the total of comprehensive income, the components of net income and the components of other comprehensive income in two separate, but consecutive statements—the Condensed Consolidated Statements of Operations and the Condensed Consolidated Statements of Comprehensive Income. The Company has revised its reported comprehensive loss for the fiscal quarter and nine months ended October 2, 2011 to reflect the previous omission from comprehensive loss disclosed in the footnotes of the reclassification of the $1.3 million gain that was appropriately reclassified into earnings. The Company has no other comprehensive income for the fiscal quarter and nine months ending September 30, 2012.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, comprehensive income and cash flows for the interim periods presented. The operating results for the three- and nine-month periods ended September 30, 2012 are not necessarily indicative of the results that may be expected for the fiscal year ending December 30, 2012 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first nine months of fiscal 2012 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended January 1, 2012, included in its Annual Report. These accounting policies have not changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are creditworthy and, accordingly, minimal credit risk exists with respect to those deposits. As of September 30, 2012, the Company has investments in money market funds and investments in certificates of deposit. The money market funds are considered cash equivalents and included in the balance sheet within the category cash and cash equivalents. The certificates of deposit are considered short-term investments. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 25%, 13% and 12% of accounts receivable at September 30, 2012. Three customers represented 33%, 18% and 18% of accounts receivable at January 1, 2012. Three customers accounted for 22%, 14%, and 10% of revenue for the three months ended September 30, 2012. Four customers accounted for 19%, 12%, 11% and 10% of revenue for the nine months ended September 30, 2012. Three customers accounted for 21%, 14% and 10% of revenue for the three months ended October 2, 2011. Three customers accounted for 23%, 11% and 10% of revenue for the nine months ended October 2, 2011.

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

The Company outsources all of its semiconductor fabrication, assembly and test functions which allows the Company to focus on the design, development, sales and marketing of its products and reduces the level of its capital investment. The Company’s direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell the Company’s semiconductors as part of their product solutions to the service provider market. Additionally, the Company has recently started to expand this outsourced model by transitioning a majority of its day-to-day supply chain management, production test engineering and production quality engineering functions to a third party (Managed Services). In connection with this transition, the Company has entered into a master services and supply agreement with eSilicon Corporation (eSilicon) under which eSilicon provides Managed Services. Pursuant to the agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors. While eSilicon manages these functions for Ikanos on a day-to-day level, Ikanos continues to manage the supply chain, test engineering and quality engineering functions at a senior level. During the first half of 2012, the Company began the transition of these day-to-day functions by migrating the daily inventory procurement to eSilicon and establishing clear lines of communications among the Company, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal third quarter 2012, the Company has substantially completed the transition of Managed Services to eSilicon.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Net loss	$(6,357)	$(2,150)	$(13,061)	$(8,042)

Weighted average number of shares, basic and diluted outstanding	69,788	68,807	69,555	68,482

Basic and diluted net loss per share	$(0.09)	$(0.03)	$(0.19)	$(0.12)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Anti-dilutive securities:
Warrants to purchase common stock	7,800	3,671	7,800	3,481
Weighted average restricted stock units	228	544	236	560
Weighted-average options to purchase common stock	14,654	11,791	12,793	10,871

	22,682	16,006	20,829	14,912

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held money market funds of $2.0 million and $12.0 million as of September 30, 2012 and January 1, 2012, respectively. The investments in money market funds are included in cash equivalents based on their original maturity.

As of September 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit. The Company had no short-term investments or marketable securities as of January 1, 2012. The following is a summary of the Company’s short-term investments as of September 30, 2012 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,916	$—	$2,916

There were no unrealized losses on investments aggregated by category as of September 30, 2012.

The Company’s money market funds and certificates of deposit are classified as available-for-sale as of the balance sheet date. Due to their short term and relatively risk free nature, the face value of the money market funds and certificates of deposit are considered equivalent to their fair value and, therefore, there are no unrealized gains or losses. As noted above, as of January 1, 2012, the Company had no marketable securities or investments.

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

The Company’s cash and investment instruments at September 30, 2012 and January 1, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of September 30, 2012 and January 1, 2012 was (in thousands):

	September 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,000	$—	$—	$2,000
Certificates of deposit	—	2,916	—	2,916

	$2,000	$2,916	$—	$4,916

	January 1, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$12,000	$—	$—	$12,000

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	September 30, 2012	January 1, 2012
Finished goods	$3,387	$8,036
Work-in-process	—	1,235
Purchased parts and raw materials	2,969	203

	$6,356	$9,474

As part of its master services and supply agreement (see Note 1 above), the Company has transferred ownership of certain work-in-process and raw material inventory to the service provider as prepayment for the future delivery of finished goods inventory. In addition, the Company has prepaid for certain wafers purchased by the service provider on behalf of the Company. At September 30, 2012 prepayments under the arrangement are currently $5.0 million and are classified in prepaid expenses and other current assets.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2012	January 1, 2012
Machinery and equipment	$20,038	$18,207
Software	10,637	8,981
Computer equipment	5,372	4,823
Furniture and fixtures	849	866
Leasehold improvements	960	1,035
Construction in progress	1,349	128

	39,205	34,040
Less: Accumulated depreciation and amortization	(30,598)	(27,004)

	$8,607	$7,036

Depreciation and amortization expense for property and equipment was $1.1 million and $1.2 million for the three months ended September 30, 2012 and October 2, 2011, respectively. Depreciation and amortization expense for property and equipment was $4.2 million and $3.6 million for the nine months ended September 30, 2012 and October 2, 2011, respectively.

Note 5 – Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	September 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,509)	$1,316	3
Customer relationships	8,216	(7,758)	458	4

	$23,041	$(21,267)	$1,774

	January 1, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$13,390	$(12,057)	$1,333	3
Customer relationships	8,216	(7,382)	834	4
In-process research and development	1,435	—	1,435		*

	$23,041	$(19,439)	$3,602

*	Technical feasibility of IPR&D had not been reached as of January 1, 2012, but was achieved during the fiscal third quarter and is included within existing technology as of September 30, 2012.

For both the three months ended September 30, 2012 and October 2, 2011, the amortization of intangible assets was $0.6 million. For the nine months ended September 30, 2012 and October 2, 2011, the amortization of intangible assets was $1.8 million and $1.9 million, respectively. The estimated future amortization of purchased intangible assets as of September 30, 2012 is $0.2 million for the remainder of 2012, $0.8 million in 2013, $0.5 million in 2014 and $0.3 million in 2015. In process research and development (IPR&D) relates to technologies acquired for the Company’s NodeScale Vectoring products.

Note 6 – Loan and Security Agreement

On January 14, 2011 the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) under which SVB shall make advances under a revolving line of credit (Revolving Line) of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of the SVB Prime Rate or 4.00% plus 50 basis points. The Revolving Line is collateralized by a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. The original Loan Agreement had a maturity date of January 14, 2013. Interest accrues at 0.50% on the average unused portion of the Revolving Line. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants related to EBITDA (Earnings before Interest, Tax, Depreciation and Amortization), Adjusted Quick Ratio and Perfected Cash all of which as defined in the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect current business circumstances. Minimum required EBITDA was reduced by at least $2.0 million for each quarter and the adjusted quick ratio was increased from 1.2 to 1.3. The Company is in compliance with all of the financial covenants as of September 30, 2012.

On September 19, 2012, the Company took a $5.0 million advance against the Revolving Line for working capital purposes. Interest on advances against the line is equal to 4.5% as of September 30, 2012 and is payable monthly. The Company may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 30, 2012	January 1, 2012
Accrued compensation and related benefits	$3,195	$2,717
Accrued rebates	2,229	1,206
Deferred revenue	1,738	679
Deferred rent	1,286	1,074
Accrued royalties	988	510
Warranty accrual	547	602
Other accrued liabilities	2,838	3,946

	$12,821	$10,734

The following table summarizes the activity related to warranty (in thousands):

	Nine Months Ended
	September 30, 2012	October 2, 2011
Balance, beginning of period	$602	$895
Provision	(45)	(68)
Usage	(10)	(85)

Balance, end of period	$547	$742

Note 8 – Restructuring Charges

In an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately 15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. The Company has liquidated the severance and benefit costs under the restructuring plans as of September 30, 2012. A summary of the restructuring activity follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of January 1, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Adjustment to provision	(30)	—	(30)
Cash payments	(1,062)	(218)	(1,280)

Balance as of September 30, 2012	$—	$—	$—

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended September 30, 2012 and October 2, 2011 was $0.6 million and $0.7 million, respectively. Rent expense for the nine months ended September 30, 2012 and October 2, 2011 was $2.0 million and $1.7 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred but not paid. Future minimum lease payments as of September 30, 2012 under non-cancelable leases with original terms in excess of one year are $0.5 million for the remainder of 2012, $2.7 million in 2013, $2.4 million in 2014, $2.0 million in 2015 and $3.3 million thereafter.

Purchase Commitments

As of September 30, 2012, the Company had $10.0 million of inventory purchase obligations with various suppliers that are expected to be paid by the end of 2012.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (the District Court) against the Company, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (the Court of Appeals). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties have agreed that defendants’ response to the Third Amended Complaint is to be filed on or before January 16, 2013, subject to Court approval. The Company cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on the Company’s financial statements.

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

The following table summarizes revenue and percentage of revenue by country, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
China	$3,896	12%	$6,451	18%	$11,628	12%	$13,704	14%
France	8,305	26	7,278	21	19,751	21	23,525	23
Hong Kong	3,626	12	4,172	12	13,983	15	9,420	9
Japan	4,666	15	7,257	20	19,251	20	19,982	20
Taiwan	5,903	19	2,624	7	15,026	16	10,704	11
Korea	1,646	5	1,022	3	4,663	5	2,614	2
Netherlands	27	—	1,600	5	97	—	6,060	6
United States	64	—	1,377	4	541	1	1,959	2
Other	3,242	11	3,639	10	9,250	10	13,180	13

	$31,375	100%	$35,420	100%	$94,190	100%	$101,148	100%

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

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Broadband DSL	$17,313	55%	$19,240	54%	$56,098	60%	$56,076	55%
Communications Processors	11,987	38	11,952	34	29,555	31	32,067	32
Other	2,075	7	4,228	12	8,537	9	13,005	13

	$31,375	100%	$35,420	100%	$94,190	100%	$101,148	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	September 30, 2012	January 1, 2012
United States	$8,015	$5,983
Asia, predominantly India	587	1,048
Other	5	5

	$8,607	$7,036

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We outsource all of our semiconductor fabrication, assembly and test functions which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to the service provider market. Additionally, we have recently started to expand this outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions to a third party (Managed Services). In connection with this transition, we have entered into a master services and supply agreement with eSilicon Corporation (eSilicon) under which eSilicon provides Managed Services. Pursuant to the agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors. While eSilicon manages these functions for us on a day-to-day level, we continue to manage the supply chain, test engineering and quality engineering functions at a senior level. During the first half of 2012, we began the transition of these day-to-day functions by migrating the daily inventory procurement to eSilicon and establishing clear lines of communications among us, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal third quarter 2012, the Company has substantially completed the transition of Managed Services to eSilicon.

We incurred net losses of $6.4 million and $13.1 million, respectively, for the fiscal quarter and nine months ended September 30, 2012, respectively, and we had an accumulated deficit of $291.2 million as of September 30, 2012. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Although we have the cash necessary to fund our operations for the foreseeable future, we may also seek additional financing as deemed appropriate to support future company needs and investments. We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under the Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million.

On September 19, 2012 we took a $5.0 million advance against our revolving line of credit (Revolving Line) for working capital purposes under our $15.0 million Loan and Security Agreement (as amended April 12, 2012) (Loan Agreement) with Silicon Valley Bank (SVB). Interest on advances against the line is equal to 4.5% as of September 30, 2012 and is payable monthly. The Company may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty. The Loan Agreement’s maturity date is April 14, 2013. (See Note 6 to the consolidated financial statements above for additional information.)

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

Furthermore, our future revenue growth depends upon the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our products to systems that may not use our products. It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. However we believe that our team of engineers, DSL products, technology, patents and other intellectual property will allow us to create products that will allow us to extend our market leadership and enable us to implement our digital home initiatives and next generation VDSL2 development.

On June 14, 2012 we transferred our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance with the market price requirement of $1.00 per share of common stock. If, at any time before December 10, 2012, the bid price of our common stock closed at or above $1.00 per share for a minimum of 10 consecutive business days, we would be in compliance with the minimum bid price listing requirement and the matter will be closed. Our stock price has closed at or above $1.00 since September 10, 2012. As a result, we regained compliance and are not currently subject to delisting. However, there is no assurance that we will be able to continue to comply with this rule and, therefore, may in the future lose our eligibility for quotation on the NASDAQ Stock Market.

On June 11, 2012, Mr. Diosdado Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as chairman of our Board of Directors. On June 11, 2012, our Board of Directors appointed Omid Tahernia as our President and Chief Executive Officer, effective on that date, and also elected him to our Board of Directors

Critical Accounting Policies and Estimates

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended January 1, 2012, and have not changed materially as of September 30, 2012.

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

Revenue decreased by $4.0 million, or 11%, to $31.4 million in the three months ended September 30, 2012 from $35.4 million in the three months ended October 2, 2011. Revenue decreased by $7.0 million, or 7%, to $94.2 million in the nine months ended September 30, 2012 from $101.1 million in the nine months ended October 2, 2011. This decline reflects the decline in the certain legacy products offset partially by the new product introductions in our Fusiv product family. With respect to revenue from our Fusiv product family, we are seeing a one to two quarter push-out in the ramp in certain end markets and carrier product launches for new products that are expected to replace their legacy products.

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

	Three Months Ended				Nine Months Ended
	September 30, 2012		October 2, 2011		September 30, 2012		October 2, 2011
Our Direct Customer
Sagemcom Tunisie	22%		21%		19%		23%
Askey Computer Corporation	14			*	11			*
Flextronics Manufacturing (Hong Kong) Ltd.	10			*	12			*
ZTE Corporation		*	14			*	10
NEC Corporation of America		*	10		10			*
Paltek Corporation		*		*		*	11

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
China	12%	18%	12%	14%
France	26	21	21	23
Hong Kong	12	12	15	9
Japan	15	20	20	20
Taiwan	19	7	16	11
Korea	5	3	5	2
Netherlands	—	5	—	6
United States	—	4	1	2
Other	11	10	10	13

The table above reflects sales to our customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Broadband DSL	55%	54%	60%	55%
Communications Processors	38	34	31	32
Other	7	12	9	13

The change in product mix reflects the decreases within the Broadband DSL family of VDSL Central Office sales in the three and nine months ended September 30, 2012 and increases in the Communications Processors Fusiv products during the same periods as compared to the prior year periods.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 30, 2012	October 2, 2011	% Change	September 30, 2012	October 2, 2011	% Change
Cost of revenue	$16,620	$17,590	(6)	$48,274	$50,388	(4)
Research and development	16,581	14,402	15	43,423	42,727	2
Sales, general and administrative	4,507	5,528	(18)	13,835	17,332	(20)
Restructuring charges (credits)	—	—	—	1,062	(109)	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 30, 2012	October 2, 2011	September 30, 2012	October 2, 2011
Cost of revenue	53%	50%	51%	50%
Research and development	53	41	46	42
Sales, general and administrative	14	16	15	17
Restructuring charges	—	—	1	—

Cost of Revenue

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, wafers purchased from foundries may also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When manufacturing yields decrease, cost per unit increases and could have a significant adverse impact on cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses and amortization of acquisition-related intangibles.

We have entered into a master services and supply agreement under which a service provider will manage our manufacturing operations and related logistics functions including supply chain management for the our products. We will order and purchase our products from the service provider, who, in turn will contract with foundries and subcontractors located primarily in Asia for the manufacture, assembly and testing of our products. We will continue to manage all aspects of our customer interface, forecasting and ordering. We started the transition during the fiscal second quarter of 2012 and expect to complete the majority of the transition in the fiscal third quarter of 2012. (See Overview above.)

Cost of revenue decreased by $1.0 million, or 6%, to $16.6 million for the three months ended September 30, 2012 compared to $17.6 million for the three months ended October 2, 2011. Cost of revenue decreased by $2.1 million, or 4%, to $48.3 million for the nine months ended September 30, 2012 as compared to $50.4 million for the nine months ended October 2, 2011. The decrease in cost of revenue for both the three and nine month periods ended September 30, 2012 compared to the same periods last year is directly attributable to our decreased sales volume and certain changes in product mix. Our gross margins were 47% for the three months ended September 30, 2012 as compared to 50% for the three months ended October 2, 2011. The gross margin decline resulted from changes in product mix as sales declines in higher margin Broadband DSL products were replaced with lower margin Communications Processor products. During the fiscal third quarter of 2012 we sold $0.4 million of inventory previously written off. This compares to $0.6 million recognized in the fiscal third quarter of 2011.

Our gross margins were approximately 49% for the nine months ended September 30, 2012 as compared to 50% for the nine months ended October 2, 2011. Favorable product mix for the nine months ended September 30, 2012 was offset by a second quarter 2012 charge of $1.3 million related to a patent license agreement covering the current and certain prior periods. The patent license will not have a material impact on future results or margins. In addition, during the first nine months of 2011 we sold $3.5 million of inventory previously written off. In the first nine months of 2012, we sold $0.8 million of inventory previously written off. Gross margins are expected to improve in the fiscal fourth quarter of 2012 compared to the fiscal third quarter of 2012 due to our product mix and improving yields.

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

R&D expenses increased $2.2 million, or 15%, to $16.6 million for the three months ended October 2, 2012 compared to $14.4 million for the three months ended October 2, 2011. Tape out and reference board costs were $2.0 million higher in the third quarter of 2012 compared to the comparable 2011 period. Materials, manufacturing and services were $2.3 million greater during the fiscal third quarter of 2012 versus the comparable 2011 period. During the third quarter of 2011 we received a credit of $0.9 million related to qualified R&D expenditures made by a foreign subsidiary. Personnel costs declined by $1.7 million as R&D personnel levels were lower due to the reduction in R&D personnel during the third quarter of 2011. We also had lower software license and software maintenance costs of $0.5 million and lower back end costs of $0.8 million.

R&D expenses increased $0.7 million, or 2%, to $43.4 million for the nine months ended September 30, 2012 compared to $42.7 million for the nine months ended October 2, 2011. The increase in R&D expenses resulted from higher tapeout and reference board costs of $2.4 million, higher backend and materials costs of $2.1 million and consulting costs of $1.1 million. Additionally, as noted above, during the third quarter of 2011 we received a credit of $0.9 million related to qualified R&D expenditures made by a foreign subsidiary. These increases were offset by lower personnel costs of $4.2 million due to the attrition discussed above and lower deferred compensation charges of $0.5 million.

The majority of our R&D personnel is located in the United States or India. As of September 30, 2012, we had 211 people engaged in R&D of whom 71 were located in India, 137 were located in the United States and 3 were located in China. As of October 2, 2011, we had 271 people engaged in R&D of whom 90 were located in India, 168 were located in the United States, 6 in China and 7 in Singapore.

Selling, general and administrative expenses

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses decreased by $1.0 million, or 18%, for the three months ended September 30, 2012, to $4.5 million compared to $5.5 million for the three months ended October 2, 2011. The decline is primarily attributable to lower personnel costs of $0.4 million which was the result of our fiscal first quarter 2012 restructuring, lower facilities costs of $0.2 million, lower marketing costs of $0.1 million, lower patent expenses and net general reductions of $0.1 million.

SG&A expenses decreased by $3.5 million, or 20%, to $13.8 million for the nine months ended September 30, 2012, compared to $17.3 million for the nine months ended October 2, 2011. The decrease in SG&A expenses is primarily attributable to lower personnel costs of $2.5 million resulting from lower employee levels and related costs after our first quarter 2012 restructuring efforts; lower deferred compensation of expenses of $0.2 million, lower travel and entertainment expenses of $0.3 million and lower patent costs of $0.2 million.

As of September 30, 2012, SG&A headcount was 54 compared to 92 as of October 2, 2011.

Restructuring charges

In an effort to align our operating expenses to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. Restructuring charges amounted to $1.1 million during the nine months ended September 30, 2012, all of which were related to employee severance and benefits costs and other exit-related charges arising from contractual and other obligations. All the restructuring charges have been settled as of September 30, 2012.

There were no restructuring charges for the three months ended October 2, 2011 while restructuring charges were not significant for the nine months ended October 2, 2011.

Gain on Sale of Marketable Securities

For the three and nine months ended September 30, 2012 we have had no sales of marketable securities or other investments. For the nine months ended October 2, 2011 we recognized a gain of $1.3 million. In the fiscal first quarter of 2011 we sold our auction rate securities for $2.0 million and recognized a gain of $1.3 million. At January 1, 2011 the $1.3 million was included as comprehensive income within the stockholders’ equity.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was $0.1 million for the three months ended September 30, 2012 compared to a loss of $0.3 million for the three months ended October 2, 2011. The loss in the fiscal third quarter of 2011 was directly related to losses recognized on the Euro and the Indian rupee. Interest income and other, net was a loss of $0.3 million for the nine months ended September 30, 2012 due to foreign exchange losses of $0.3 million predominantly on the Indian rupee. The gain resulted from income on the sale of auction rate securities offset by foreign exchange losses.

Provision for Income Taxes

Income tax expense is recognized based on management’s best estimate of the annual income tax rate expected for the full financial year. The estimated annual tax rate used for the fiscal year ending December 30, 2012 is 31.5% which has been applied to income before taxes for the nine months ended September 30, 2012. The actual tax rate for the three and nine months ended September 30, 2012 was 30.8% and 55.8% after discrete items due mainly to the accrual of certain withholding taxes on interest payments. The provision for income taxes was $0.1 million and $0.4 million for the three and nine month periods ended September 30, 2012. The benefit from income taxes was $0.3 million and $0.1 million for the three and nine month periods ended October 2, 2011, respectively.

During June 2012, the Company was notified of an examination of the Company’s federal tax filings for the fiscal years 2009 and 2010 by the Internal Revenue Service. We are at a very early stage of the examination process and currently do not expect any material adjustments from past filings under examination.

Net Loss

As a result of the above factors, we had net losses of $6.4 million and $13.1 million, respectively, for the three and nine months ended September 30, 2012 compared to net losses of $2.2 million and $8.0 million, respectively, for the three and nine months ended October 2, 2011. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and cash equivalents decreased by $4.2 million to $30.5 million as of September 30, 2012 versus $34.8 million as of January 1, 2012. Cash held by foreign subsidiaries was $2.3 million as of September 30, 2012.

As of September 30, 2012, we have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products and funds taken down under our Revolving Line (See Note 6 – Loan and Security Agreement). Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there will be additional working capital requirements to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and cash equivalent balances.

The following table summarizes our statement of cash flows for the nine months ended September 30, 2012 and October 2, 2011 (in millions):

	Nine Months Ended
	September 30, 2012		October 2, 2011
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$34.8		$29.0
Net cash provided by (used in) operating activities	(0.5)		8.0
Net cash used in investing activities	(9.0	)*	(1.1)
Net cash provided by financing activities	5.2		0.4

Cash and cash equivalents - end of period	$30.5		$36.3

*	Rounded

Operating Activities

For the nine months ended September 30, 2012, we used $0.5 million of net cash from operating activities, while incurring a net loss of $13.1 million. Included in the net loss was approximately $8.0 million in various non-cash expenses consisting of depreciation and amortization, stock based compensation expense, amortization of intangible assets and acquired technology and non-cash restructuring charges. Prepaid expense and other assets includes $5.0 million of inventory die transfers and prepayments of wafer costs associated with our inventory purchase obligations to eSilicon as of September 30, 2012. The accounts receivable increase adversely affected cash flows by $1.4 million, while the increase in accounts payable and accrued liabilities improved cash flow by $8.4 million.

Investing Activities

Investing activities used $8.9 million for the nine months ended September 30, 2012, including capital expenditures of $6.0 million and investments of $2.9 million in certificates of deposit. Investing activities used $1.1 million for the nine months ended October 2, 2011, primarily consisting of capital expenditures of $3.1 million offset by $2.0 million in proceeds from the sale of our auction rate securities.

We currently have investments in certificates of deposit. (See Note 2 to the consolidated financial statements for additional information.) We classify our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We may sell an investment at any time if the quality rating of the investment declines; the yield on the investment is no longer attractive; or we are in need of cash. We have used cash to invest in technologies that enhance and expand our product offerings and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

Financing activities provided $5.2 million and $0.4 million for the nine month periods ending September 30, 2012 and October 2, 2011, respectively. In fiscal year 2012 we received a $5.0 million advance under the Loan Agreement and also received $0.2 million from the issuance of common stock under our employee stock purchase plan. In fiscal year 2011 the proceeds from the issuance of common stock under our employee stock purchase plan was $0.4 million.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Although we have the cash necessary to fund our operations for the foreseeable future, we may also seek additional financing as deemed appropriate to support future company needs and investments. Our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expense and could result in covenants that would restrict our operations. Under the Loan Agreement, we have a $15.0 million Revolving Line—$10.0 million of which is unused. The preponderance of the unused amount may be drawn down by us at this time. Due to certain covenants in connection with our line of credit, there is no assurance that such financing or any other financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first nine months of 2012 that are expected to affect the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 30, 2012, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objectives of our investment activities are to preserve principal and meet liquidity needs, while maximizing yields and not significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. We have invested in the past, and may invest in the future, in U.S. government notes and bonds, commercial paper and other similar financial instruments. All investments are carried at market value.

As of September 30, 2012, we had cash and cash equivalents and short-term investments totaling $33.4 million. Money market funds are considered cash equivalents and accounted for $2.0 million of the amount. Short-term investments consisting of certificates of deposit accounted for $2.9 million of the amount. We do not enter into investments for trading or speculative purposes. If the return on our money market funds were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenues and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. If exchange rates were to change by ten percent, the effect would be to change 2012 projected operating expenses by approximately $0.5 million.

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

Changes in Internal Controls over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties have agreed that defendants’ response to the Third Amended Complaint is to be filed on or before January 16, 2013, subject to Court approval. We cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on our financial statements.

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

Revenues from certain existing products are decreasing as certain products near end-of-life and, beginning in the third fiscal quarter of 2012, we began selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $291.2 million as of September 30, 2012. To achieve profitability again, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability again and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

Our common stock previously traded below $1.00 and was subject to delisting from the NASDAQ Capital Market. If our common stock trades below $1.00 in the future, our stock could be subject to delisting which would adversely affect the market liquidity of our common stock and harm our business.

On June 14, 2012 we transferred our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. Our common stock is currently traded on the NASDAQ Capital Market under the symbol “IKAN.” In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance. Since September 10,2012, the bid price of our common stock closed at $1.00 or more per share and NASDAQ provided written notice that we have regained compliance with the Rule. However, there can be no guarantee that we will be able to remain in compliance with the continued listing requirement of the Rule.

If our common stock trades below $1.00 per share for a specified period of time and we are unable to our common stock could again be subject to delisting. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue. For example, on January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately15%, which was completed as of September 30, 2012. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations.

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

We believe that our current cash and cash equivalents, as well as our line of credit, will be sufficient to meet our anticipated cash needs in the foreseeable future. However, we may require additional cash resources during 2012 as a result of changes in our business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all.

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

	Year Ended				Nine Months Ended
	January 2, 2011		January 1, 2012		September 30, 2012
Direct Customer
Sagemcom Tunisie	15%		20%		19%
Flextronics International	17		17		12
Askey Computer Corporation		*		*	11
NEC Corporation of America		*		*	10
Alcatel-Lucent and affiliated contract manufacturers	18			*		*
Paltek Corporation		*	10			*

*	Less than 10%

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our President and Chief Executive Officer in June 2011, our Vice President of Operations in March 2011, our Vice President of Marketing in September 2011, and our Vice President of Program Management in April 2012 and the appointments of our new President and Chief Executive officer in June 2012 and our new Vice President of Operations in September 2012. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 42% of the outstanding shares of our common stock (excluding the exercise of warrants) as of October 19, 2012. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 48% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

We have entered into a master services and supply agreement under which the service provider manages Ikanos’ manufacturing operations and related logistics functions including supply chain management for our products. We will purchase our products from the service provider, who, in turn contracts with the foundries and subcontractors mentioned above. We started this transition in the fiscal second quarter of 2012 and completed the majority of the transition in the fiscal third quarter of 2012. We will be dependent on our service provider and, in turn, on the service provider’s suppliers to deliver our products on time as noted above.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, greater than 99% of our revenue for the fiscal quarter ended September 30, 2012 was derived from sales to customers outside the United States and 98% of our revenue for the year ended January 1, 2012 was derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to September 30, 2012 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties have agreed that defendants’ response to the Third Amended Complaint is to be filed on or before January 16, 2013, subject to Court approval. We cannot predict the likely outcome of the litigation, and an adverse result could have a material effect on our financial statements.

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

IKANOS COMMUNICATIONS, INC.

Dated: November 1, 2012	By:	/s/ Omid Tahernia
Omid Tahernia
President and Chief Executive Officer
(Principal Executive Officer)

Dated: November 1, 2012	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 30, 2012

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