Form 10-K
period 2012-12-30
IKANOS COMMUNICATIONS
filed 2013-02-28
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 30, 2012

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of July 1, 2012 (the last day of Registrant’s second quarter of fiscal 2012), was approximately $34,884,789 based upon the June 29, 2012 closing price of the Common Stock as reported on the NASDAQ Capital Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 22, 2013, there were 70,438,242 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this annual report on Form 10-K portions of its Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2013 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This annual report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, our revenue, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, benefits of our fabless strategy, our product development, our inventory, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, benefits from our outsourcing model, our future liquidity and cash needs, the financial markets, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates and foreign currency exposure, potential new competitors, sources of revenue, our restructuring plan, our continued growth, dependency and concentration of customer base, future acquisitions, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board, our future office space needs, fluctuations in our stock price and the possible delisting of our common stock are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document regarding among other things:

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

Overview

We are a leading provider of advanced broadband semiconductor and integrated firmware products for the digital home. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North and South America.

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and firmware. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wirespeed packet processing capabilities enable high-performance end-user devices for distributing advanced services in the home, regardless of the wide area network (WAN) technology. These products support various high speed broadband service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

We offer multiple product lines. Our standalone communications processors support a variety of WAN topologies including Gigabit Ethernet devices for the Cable multiple system operator (MSO) space, products that work with passive optical network (PON), DSL, and wireless broadband and Ethernet. Our broadband DSL products enable up to 100 megabits per second (Mbps) for both downstream and upstream broadband over copper.

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

Demand for Broadband Services and Market Opportunities for Service Providers

The growth of the Internet, the proliferation of advanced digital video and multimedia, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain and communicate. According to researchers at HIS/iSuppli, the world’s broadband subscriber base will cross one billion by 2016.To remain competitive, service providers must deliver more bandwidth and increasing speed to enable revenue-enhancing advanced services. Today, these services include access to advanced digital media, video, communications and interactive broadband applications, including, among others:

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

Additionally, users are increasingly creating, interacting with and transmitting advanced digital media as the number of smart phones and tablets has increased exponentially in recent years. As a result, the ability to send information upstream has become as important as the ability to receive information downstream. For example, the sharing of user-created content including video and online gaming have high bandwidth requirements for both upstream and downstream transmissions. As data and media files increase in size, we believe users will become increasingly dissatisfied with their existing first generation broadband technology, which does not maintain sufficient transmission rates for satisfactory delivery of these advanced digital media, video, communications and interactive broadband applications. The table below compares broadband applications and their bandwidth requirements:

Services	Estimated Downstream (Mbps)
HDTV/UHD (2-3 per household)	18+
3D HDTV	9-12
High speed internet	10+
Video conferencing	3-5
VoIP	0.5
On-line gaming	1-2
Mobility	5-7
Telemedicine	2-6
Security	2-6
Home automation	2+
Total required	50-100

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

Estimated Cost Per Household*
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

Our products form the basis of communications systems that are deployed by service providers in their infrastructure, as well as in the home to enable subscribers to access data, voice and video. We offer highly programmable products that support the multiple international standards used in broadband deployments worldwide, including ADSL, ADSL2, ADSL2+, VDSL, and VDSL2. In addition, we are equipped to handle gigabit Ethernet interfaces and provide wire speed switching performance for FTTH and Cable deployments.

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

Key Features of Our Technology

Breakthrough NodeScale™ Vectoring technology. One of the challenges in deploying very-high-speed Internet access over existing infrastructure is the degradation that occurs as a result of crosstalk between coincident copper wire pairs. Each wire can often and intermittently interfere with neighboring wires, thereby introducing noise, severely limiting line quality and reducing VDSL performance. Ikanos’ NodeScale Vectoring technology that is currently in development will analyze the crosstalk and interference environment in real time and create a unique set of compensation signals that effectively eliminates both. Ikanos’ NodeScale Vectoring cancels noise across an entire network node with up to 384 ports, meeting the deployment requirements of the world’s leading service providers.

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

Advanced bonding capabilities. Service providers can utilize two pairs of twisted copper wires and offer their customers bonded DSL technology. Bonding technology leverages the existing copper infrastructure and allows for increased data rates, longer loop lengths and increased reliability. Our flexible xDSL DSP core architecture is available 17MHz bandwidth, 2-pair bonded configurations that enable cost-optimized products for fiber-to-the-building (FTTB), FTTN and Central Office (CO) deployments, respectively.

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

Key Benefits of Our Technology for Our Customers

Enabling the delivery of advanced digital video, multimedia, communications and interactive broadband applications. Our products provide downstream and upstream high-speed transmission rates of up to 100 Mbps and beyond on a single pair of telephone lines. These transmission rates enable service providers to deliver advanced digital media, video, communications and interactive broadband applications such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting and VoIP, as well as traditional telephony services.

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

Cost-effective, high-performance transmission over existing copper lines. Our semiconductors reduce service providers’ capital expenditures and costs, because they enable transmission of signals at high-speed rates over their existing copper lines. As a result, service providers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to their customers. Our products are compatible with service providers’ existing systems, enabling these service providers to add line cards without having to replace existing systems, thus lowering upfront capital expenditures and reducing inventory costs. Moreover, we offer broadband semiconductors with combined ADSL2+ and VDSL2 support, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors.

End-to-end products. We offer semiconductors for both CO and CPE to deliver seamless interoperability.

Proven technology. To date, we have shipped more than 400 million ADSL and VDSL CPE and CO ports. Our products are deployed or are in field testing at leading service providers worldwide such as AT&T, Belgacom, Bell Canada, France Telecom, KPN, Korea Telecom Corp., Nippon Telegraph and Telephone, Swisscom, Telecom Italia, and Telefónica. Our OEM customers and the service providers they serve conduct extensive system-level testing and field qualification of new semiconductors (generally over a six to eighteen month period) to ensure that it meets performance, standards compliance and stability requirements before that semiconductor is approved for mass deployment. Our semiconductors have been designed into systems offered by leading OEMs including: Alcatel-Lucent, Arcadyan, AVM, Cisco, Motorola, Inc., NEC Corporation, Sagemcom, Sumitomo Electronic Industries, Ltd., Xavi Technologies Corp, and ZTE Corporation.

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

Expand our product portfolio to pursue new market opportunities. Today, our product line includes devices for all manner of broadband DSL deployments. Our communications processors are used in the customer premises equipment that supports those technologies, as well as those that support other broadband access types including cable, wireless broadband, PON and Ethernet. We also have a set of other products that complement these offerings and provide enhanced voice processing wireless networking and other capabilities. We expect to expand our product portfolio over time to include additional broadband technologies to address incremental market opportunities, as well as add new communications processors and broadband DSL devices to further strengthen our position in core markets.

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

Integrated Communication Processors:

•

Fusiv® Vx185 and Vx183 family of chipsets are high performance G.Vector-compliant communications processors designed specifically for the next-generation of service gateways. This family of products employs a unique distributed architecture that incorporates AP engines for data path functions, which is designed to ensure the maximum host CPU processing power is available for customer applications. The Vx185/183 are next-generation convergence devices that leverage the advancements from the previous Fusiv family, while adding more processing power and critical interfaces to form the foundation for next-generation residential gateways. The highest performance product in this new family, the Vx185-HP, provides leading edge processing power, high speed wireless LAN interfaces for dual-band concurrent 802.11n and 802.11ac, VoIP, multi-mode bonded DSL and security, while supporting carrier class quality of service (QoS) and Gigabit wire-speed performance. The entire family of Vx185/183 chipsets supports all DSL with a seventh generation single integrated front end (IFE) – IFE7, including ADSL, ADSL2, ADSL2+, and all bandplans of VDSL2, and further enhances IPTV and triple-play networks by being fully compliant with the ITU-T G.Vector standard. The Vx185 and Vx185-HP add support for VDSL2 bonding.

•

Fusiv Vx180 is an integrated communication processor that features a MIPS-based™ CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that is backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n and the Fusiv Vx180 offers two IFE options. The IFE5 supports up to the 30a profile with 100 Mbps upstream and 100 Mbps downstream performance. The IFE6 (integrated front end and line driver) supports up to the 17a profile and fallback to ADSL, ADSL2 and ADSL2+.

Standalone Communication Processors:

•

The Fusiv® Multi-core Vx175 and Fusiv Vx173 are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by Ikanos products. With these dual-core products, Cable MSO’s, PON service providers and manufacturers can build a wide range of devices including femtocell gateways, energy gateways, mobile broadband routers, optical networking terminals, network attached storage and others. In the Vx175, the host cores provide1GHz of processing power while the Vx173 host cores support 800MHz of host processing power. This family of products can run femtocell stacks, VoIP and a range of other computational-intensive tasks. In addition to the dual core MIPs processors, the Vx175 and Vx173 also include hardware accelerator processors delivering up to an additional 4GHz of processing to provide flexibility and improved performance. The accelerator processor implementation enables bi-directional Gigabit routing performance while consuming a small fraction of the Fusiv’s processing power.

Broadband DSL

We serve the dynamic broadband market with an extensive line of products for CO and CPE. These products are complemented by our communications processors. The combination of these complementary products enables triple- and quadruple-play services around the world.

We have a range of broadband DSL semiconductor integrated firmware products for VDSL and ADSL implementations. Our VDSL chipsets for DSLAMs and other CO equipment include industry’s first NodeScale™-Ikanos Velocity™, Fx™100100-5 and Fx10050-5. Our VDSL standalone chipsets for CPE like residential gateways include Accelity-DA87781, Fx100100S-5 and Fx10050S-5. Maxtane™-CX955xx is our ADSL chipset for CO equipment, and our SHDSL chipsets include Orion™-GS2237 CO and Orion-GS2237 CPE.

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

•

The Ikanos Velocity-3 solution in development combines the rich feature set of the Velocity family with breakthrough NodeScale™ vectoring technology. This will provide full cancellation of cross talk at the node level, full scalability to address various node sizes from 8 to 384 ports/node, while enabling easier deployment of vectored VDSL with key features like Ikanos Easy-vectoring and NodeScale™ bonding.

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

•

Orion™ and Orion™-Plus CO and CPE chipsets for symmetric high bit-rate digital subscriber line (SHDSL) offer unsurpassed functionality and density for SHDSL. It provides G.991.2 or G.shdsl compliance for both single and dual copper pair systems. Our SHDSL chipset provides value added features well beyond the scope of existing products, enabling system vendors to enter new markets and significantly differentiate their offerings. Examples of such features include provision for rates up to 4.6 Mbps for MDU applications, via SHDSL 4 wire support.

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

During 2012 Sagemcom Tunisie, Askey Computer Corporation and Flextronics Manufacturing (Hong Kong) Ltd. accounted for 19%, 13% and 12% of revenue, respectively. During 2011 Sagemcom Tunisie and Paltek Corporation accounted for 20% and 10% of revenue, respectively. While in 2010 Alcatel Lucent and Sagemcom Tunisie accounted for 18% and 15% of revenue, respectively. Historically, substantially all of our sales have been to customers outside the United States. Sales to customers in Asia accounted for 68% of revenue in 2012, 62% in 2011 and 60% in 2010. Sales to customers in Europe and North Africa accounted for 29% of revenue in 2012, 36% in 2011 and 37% in 2010.

Telecommunication Service Providers

We work directly with various major service providers and their OEMs worldwide in connection with the optimization of our technology for mass deployment or trials into the service providers’ networks. Our OEM customers have sold products that include our semiconductors to major service providers, including:

AT&T (North America)	KPN (The Netherlands)
Belgacom (Belgium)	Nippon Telegraph & Telephone Corporation (Japan)
Bell Canada (Canada)	Swisscom (Switzerland)
Bouygues Telecom (France)	Telecom Italia (Italy)
France Telecom (France)	Telefonica (Spain)
Korea Telecom Corp. (Korea)

Our Service and Support for Customers and Service Providers

To accelerate the design and development of our customers’ systems and the qualification and mass deployment of our technology, we have a Product Applications Engineering (PAE) team and a Field Application Engineering (FAE) team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware and firmware and have access to the various expertises within our company to ensure proper service and support for our OEM and service provider customers.

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

Competition

The semiconductor industry and the broadband communications markets are intensely competitive. In the xDSL, PON and communications processing markets, we currently compete or expect to compete with, among others, Alcatel Lucent, Broadcom Corporation, Cavium Networks, Inc., Cortina Systems, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., Mindspeed Technologies, Inc. PMC-Sierra, Inc., Metanoia Communication, QUALCOMM Incorporated, Realtek Semiconductor Corp. and MediaTek Inc. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion and sale of their products than we can. In addition, new competitors or alliances among existing competitors could emerge. Competition has resulted, and may continue to result, in declining average selling prices for our products and market share. We believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

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

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related firmware. We have experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, firmware development, reference boards and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. Our research and development expense was $57.5 million in 2012, $55.8 million in 2011and $60.8 million in 2010.

Operations

Master Services and Supply Agreement

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of ODMs, CMs, NEMs and OEMs, who in turn sell our semiconductors as part of their product solutions to the service provider market. In fiscal year 2012 we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a master services and supply agreement (Service Agreement). Pursuant to the Service Agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level. During the first half of 2012, we began the transition of these Master Services to eSilicon and to establish clear lines of communications among us, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal 2012, we have substantially completed the transition of Master Services to eSilicon.

Semiconductor Fabrication

As noted above, we do not own or operate a semiconductor fabrication, packaging or testing facility, except for some of the test equipment that we place at our subcontractors sites for Ikanos usage. By owning some of the test equipment, we gain cost benefits and assurance of capacity. Through eSilicon, we depend upon third-party subcontractors to manufacture, package and test our products. By outsourcing manufacturing, we are able to substantially avoid the upfront capital and cost associated with owning and operating a captive manufacturing facility. This allows us to focus efforts on the design and marketing of the products.

We currently outsource all semiconductor wafer manufacturing. We continue to work closely with the foundries to forecast our manufacturing capacity requirements on a monthly basis. Our semiconductors are currently fabricated in several advanced, sub-micron manufacturing processes. Because finer manufacturing processes lead to enhanced performance, smaller silicon chip size and lower power requirements, we continually evaluate the benefits and feasibility of migrating to smaller geometry process technologies in order to reduce cost and improve performance. We believe that the fabless manufacturing approach provides the benefits of superior manufacturing capability as well as flexibility to move the manufacturing, assembly and testing of the products to those subcontractors that offer the best capability at an attractive price. Nevertheless, because we do not have formal, long-term pricing agreements with any of the subcontracting partners, the wafer costs and services are subject to sudden price fluctuations based on the cyclical demand for semiconductors. Our engineers work closely with the foundries and other subcontractors to increase yields, lower manufacturing costs and improve quality.

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

Quality Assurance

Our quality assurance program begins with the design and development processes both in hardware and firmware. Our hardware designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage and processing before being committed to be manufactured. Our firmware goes through testing per specified test plans and customer requirements. As defects are identified, engineers rewrite code to optimize performance before the firmware is released. We pre-qualify each of the subcontractors and conduct periodic quality audits. We monitor foundry production to ensure consistent overall quality, reliability and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as other internationally accepted quality standards. In August 2006, we were certified to ISO 9001 standards and passed an ISO 9001:2008 surveillance audit in May 2011.

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

As of December 30, 2012, we held a total of 288 issued patents in the United States and abroad; we also had a number of provisional patents and applications pending. Our patents and patent applications cover features, arts and methodology employed in each of our existing product families. The expiration dates range from 2015 through 2031. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the proprietary documentation used in our products and for the firmware and firmware components of our products. Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale, Ikanos SmartCPE and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

Employees

As of December 30, 2012, we had a total of 263 full-time employees, of whom 205 were involved in research and development and 58 in sales, marketing, operations, finance and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relationships with our employees are good.

In an effort to manage the Company’s operating expense to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that reduced our workforce by approximately16%. Employees were notified of their termination on February 1 and 2, 2012. The restructuring plan was completed in 2012.

Backlog

Our sales are made pursuant to short-term purchase orders. These purchase orders are made without deposits and may be rescheduled or modified on relatively short notice without substantial penalty in most cases. Therefore, we believe that the purchase orders may not be a reliable indicator of future sales.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 21, 2013:

Name	Age	Position
Omid Tahernia	52	President and Chief Executive Officer
Dennis Bencala	57	Chief Financial Officer and Vice President of Finance
Debajyoti Pal	54	Chief Technology Officer and Senior Vice President
Jim Murphy	58	Vice President, Worldwide Human Resources
Michael Kelly	60	Vice President, Worldwide Sales

There are no family relationships among any of our directors and executive officers.

Omid Tahernia has served as our President, Chief Executive Officer and a member of the board of directors since June 2012. Prior to joining Ikanos Mr. Tahernia served as President and CEO of Tilera Corporation from October 2007 to October 2011. Mr. Tahernia was with Xilinx first as Vice President and General Manager of the DSP Division from July 2004 to June 2006 and later as Vice President and General Manager of the Processing Solutions Group from June 2006 to September 2007. Mr. Tahernia was employed by the Motorola, Inc. Semiconductor Group as Vice President and Director of Strategy and Business Development from June 2003 to July 2004 and Vice President and General Manager of the Wireless & Mobile Systems Division from December 1998 until June 2003. Mr. Tahernia holds a B.S.E.E. from Virginia Polytechnic Institute & State University, and an M.S.E.E. from Georgia Institute of Technology.

Dennis Bencala has served as our Chief Financial Officer (CFO) and Vice President of Finance since June 2010. Prior to joining Ikanos Mr. Bencala was CFO of the Renewable Energy Test Center from October 2009 to June 2010. Mr. Bencala held successive positions at SiRF Technology Inc. (SiRF) beginning with Corporate Controller in January 2000 and becoming Senior Director, Investor Relations and Business Development, in August 2007. He became acting CFO at SiRF in August 2008 and CFO from Sept 2008 until October 2009. Prior to joining SiRF Mr. Bencala served as Corporate Controller at ScanVision, Inc., a developer of image sensing semiconductor products from June 1995 to December 1999. Mr. Bencala holds a B.S. in Finance from San Diego State University.

Debajyoti Pal has served as our Chief Technology Officer since August 2009. From April 2004 until August 2009, Dr. Pal was Chief Technology Officer and Executive in Residence at Tallwood Venture Capital. Prior to joining Tallwood, Dr. Pal founded Telicos Corporation in May 2002 and was President until April 2004. Dr. Pal was Vice President of Technology & Product Development of Virata/Globespan Virata from August 2000 until April 2002. In May 1998 he founded Excess Bandwidth Corporation and was Chief Technology Officer and Vice President Engineering until August 2000 when it was acquired by Virata. Dr. Pal received a bachelors degree in electronics and electrical communication engineering from the Indian Institute of Technology (IIT) Kharagpur, India, a M.S.E.E. degree from Washington State University and a Ph.D. in electrical engineering from Stanford University. Dr. Pal is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE).

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

Where Can You Find Additional Information

With respect to the statements contained in this annual report on Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document, a copy of which has been filed as an exhibit to the registration statement. You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission (SEC) at 100 F Street, N.E., Room 1580, Washington D.C. 20549. You may obtain copies of all or any part of this annual report on Form 10-K from such offices at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements and other information regarding issuers, including our information which we file electronically with the SEC.

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

Revenues from certain existing products are decreasing as these products near end-of-life and, beginning in the third fiscal quarter of 2012, we began selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, or reputation.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $295.7 million as of December 30, 2012. To achieve profitability, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

Our common stock previously traded below $1.00 and was subject to delisting from the NASDAQ Capital Market. If our common stock trades below $1.00 in the future, our stock could be subject to delisting, which would adversely affect the market liquidity of our common stock and harm our business.

On June 14, 2012 our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market.” Our common stock is currently traded on the NASDAQ Capital Market under the symbol “IKAN.” In accordance with NASDAQ Marketplace Rule 5810(c)(3)(A), we were provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance. Since September 10, 2012, the bid price of our common stock closed at $1.00 or more per share and NASDAQ provided written notice that we have regained compliance with the Marketplace Rule. However, there can be no guarantee that we will be able to remain in compliance with the continued listing requirement of the Rule.

If in the future our common stock trades below $1.00 per share for a specified period of time, we could again be subject to delisting. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of its operations and could result in the loss of confidence by investors, suppliers and employees.

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

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue. For example, on January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately16%. The restructuring plan was completed in fiscal 2012. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continued through 2012, particularly in Europe, affected consumer confidence and spending negatively. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

We may need additional capital, and the sale of additional shares of common stock or other securities would result in additional dilution to our stockholders.

We believe that our current cash and cash equivalents, as well as our line of credit, will be sufficient to meet our anticipated cash needs in the foreseeable future. However, we may require additional cash resources during 2013 as a result of changes in our business conditions or other future developments, including any investments or acquisitions we may decide to pursue. If our resources are insufficient to satisfy our cash requirements, we may seek to sell additional equity or debt securities, which could result in additional dilution to our stockholders. Incurring indebtedness would result in increased debt service obligations and could result in operating and financing covenants that would restrict our operations. We cannot be assured that financing will be available in amounts or on terms acceptable to us, if at all.

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

Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

•	successfully integrate our products with our OEM customers’ products

•	gain market acceptance of our products and our OEM customers’ products.

•	successfully integrate certain technologies acquired in acquisitions into our product lines;

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs or features;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields;

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration; and

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

	Year Ended
Direct Customer	January 2, 2011	January 1, 2012	December 30, 2012
Sagemcom Tunisie	15%	20%	19%
Askey Computer Corporation	*	*	13
Flextronics Manufacturing (Hong Kong) Ltd.	*	*	12
Paltek Corporation	*	10	*
Alcatel-Lucent and affiliated contract manufacturers	18	*	*

*	Less than 10%

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

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 42% of the outstanding shares of our common stock (excluding the exercise of warrants) as of December 30, 2012. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 48% of the outstanding shares of our common stock. Until the third anniversary of the closing of the original issuance of the Securities to the Tallwood Investors, the Tallwood Investors have agreed to vote all of their shares in excess of the shares constituting 35% of our outstanding common stock in the same proportion as the votes cast by all our other stockholders. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in Ikanos in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

We are a fabless semiconductor company and currently use multiple wafer foundries and factory subcontractors, located primarily in Israel, Malaysia, Singapore and Taiwan to manufacture, assemble and test all of our current semiconductor devices. While we have worked with multiple suppliers, generally each product is made by one foundry and one assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products on time. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems. In 2012, we entered into the Service Agreement with eSilicon to handle our Master Services. We began the transition of our Master Services in the fiscal second quarter of 2012 and completed the majority of the transition by the end of fiscal year 2012. We will be dependent on eSilicon and, in turn, its suppliers to deliver our products on time as noted above.

If we and/or eSilicon were to need to qualify a new facility to meet our capacity, or if a foundry or subcontractor ceased working with our service provider, as has happened to us in the past, or if production is disrupted, we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 99% and 98% of our revenue for the fiscal year ended December 30, 2012 and January 1, 2012, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to December 30, 2012 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case, subject to confirmatory discovery and the Court’s approval. However, we cannot predict the final outcome of the litigation based on a tentative agreement, and an adverse result could have a material effect on our financial statements.

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

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York, or the District Court, against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit, or the Court of Appeals. On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case, subject to confirmatory discovery and the Court’s approval. However, we cannot predict the final outcome of the litigation based on a tentative agreement, and an adverse result could have a material effect on our financial statements.

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

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on the NASDAQ Capital Market under the symbol “IKAN”. The following table sets forth the high and low sales prices of our common stock as reported on the NASDAQ Capital Market for the periods indicated.

	High	Low
2011
First quarter	$1.51	$1.05
Second quarter	$1.62	$1.07
Third quarter	$1.35	$0.80
Fourth quarter	$1.09	$0.75
2012
First quarter	$0.93	$0.67
Second quarter	$0.95	$0.64
Third quarter	$1.41	$0.80
Fourth quarter	$1.78	$1.18

As of February 12, there were approximately 337 holders of record of our common stock.

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

Sale of Unregistered Securities

During the three years ended December 30, 2012 we issued 872,315 shares of unregistered common stock in connection with an asset purchase and an acquisition during 2009 through 2010.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index and the Philadelphia Semiconductor Index for five years from December 29, 2006 through December 30, 2012. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 2012

	12/28/2007	12/26/2008	12/31/2009	12/31/2010	1/1/2012	12/30/2012
Ikanos Communications, Inc.	100.00	20.19	34.95	25.05	15.14	31.21
Philadelphia Semiconductor Index	100.00	50.01	90.63	105.05	94.17	99.03
NASDAQ Stock Market (US Companies)	100.00	58.87	87.21	103.28	103.83	120.50

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	2008	2009	2010	2011	2012
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue	$106,505	$130,688	$191,677	$136,591	$125,948
Cost of revenue (1)	61,827	85,019	126,692	65,944	64,750

Gross profit	44,678	45,669	64,985	70,647	61,198

Operating expenses:
Research and development (1)	43,231	49,805	60,769	55,796	57,543
Selling, general and administrative (1)	25,823	30,974	27,239	22,287	19,056
Asset impairments	12,496	2,460	21,378	—	—
Restructuring charges (1)	—	1,338	5,794	(109)	1,062

Total operating expenses	81,550	84,577	115,180	77,974	77,661

Loss from operations	(36,872)	(38,908)	(50,195)	(7,327)	(16,463)
Investment gain (impairment)	(6,166)	1,238	—	1,295	—
Interest income and other, net	2,145	727	51	(383)	(108)

Loss before income taxes	(40,893)	(36,943)	(50,144)	(6,415)	(16,571)
Provision (benefit) for income taxes	220	158	(381)	1,082	1,014

Net loss (2)	$(41,113)	$(37,101)	$(49,763)	$(7,497)	$(17,585)

Basic and diluted net loss per share	$(1.41)	$(0.97)	$(0.88)	$(0.11)	$(0.25)

Weighted average number of shares—basic and diluted (3)	29,084	38,098	56,713	68,656	69,701

(1)	Amounts include stock-based compensation as follows:

	Fiscal Year Ended
	2008	2009	2010	2011	2012
Cost of revenue	$305	$313	$106	$58	$8
Research and development	5,258	3,261	1,684	2,273	2,007
Selling, general and administrative	4,923	2,346	1,480	844	877
Restructuring	—	—	111	—	—

(2)	Net losses for the fiscal years 2008, and 2009 include acquired company results of operations beginning on the date of acquisition.
(3)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	Fiscal Year Ended
	2008	2009	2010	2011	2012
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$63,339	$27,540	$30,950	$34,760	$31,176
Working capital	72,015	56,049	50,541	48,926	36,571
Total assets	107,433	143,000	89,697	77,607	73,848
Total stockholders’ equity	89,516	97,116	65,521	60,722	46,627

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to the service provider market. In fiscal year 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a master services and supply agreement (Service Agreement) . Pursuant to the Service Agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level. During the first half of 2012, we began to transition these Master Services to eSilicon and to establish clear lines of communications among us, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal year 2012, we have substantially completed the transition of Master Services to eSilicon.

We incurred a net loss of $17.6 million for the year ended December 30, 2012 and had an accumulated deficit of $295.7 million as of December 30, 2012. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. While we believe that we have the cash necessary to fund our operations for the next twelve months, we may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

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

In January 2011, we entered into a Loan and Security Agreement (Loan Agreement) With Silicon Valley Bank (SVB) under which SVB makes advances under a revolving line of credit (Revolving Line) of up to $15.0 million, as described below. During fiscal year 2012, we drew down on our Revolving Line for working capital purposes. As of December 30, 2012, $5.0 million was outstanding on our Revolving Line. Interest on advances against the line is equal to 4.5% as of December 30, 2012 and is payable monthly. We may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty. The Loan Agreement’s maturity date is April 14, 2013. On February 19, 2013, we amended the Revolving Line and extended the term until April 14, 2015.

We were incorporated in April 1999, and through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $191.7 million in 2010, $136.6 million in 2011and $125.9 million in 2012.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers and a few products. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing.

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

Our future revenue growth depends on the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our product to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could further impact revenues. Additionally, certain of our customers entered into last time buys of some products during 2011 and in 2012. In some cases products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers or implement multi-sourcing procurement strategies in which we participate in a diminished capacity.

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

In response to declining revenue during 2010 and 2011 and continuing into 2012, we initiated a worldwide restructuring plan on January 30, 2012 to manage the Company’s operating expense to its projected revenue forecast. There was a headcount reduction of approximately16% of our employment level. The restructuring plan resulted in expenditures of $1.1 million which were recognized in and paid during 2012. Although the restructuring plan resulted in approximately $5.0 million in annual operating expense reductions, these cost savings were offset by new product tape-out expenses that were incurred throughout 2012.

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

On January 7, 2011, R. Douglas Norby was appointed to our Board of Directors and Nominating and Governance Committee and also Chairman of our Audit Committee. On December 11, 2012, Mr. Norby resigned from the Audit Committee and was replaced as chairman of the Audit Committee by Frederick Lax, a current member of the Audit Committee. Mr. Norby continues as a member of the Board of Directors and a member of the Nominating and Corporate Governance Committee.

On June 14, 2011, John H. Quigley resigned as CEO and President and as a member of our Board of Directors, effective immediately. Diosdado P. Banatao, our executive chairman, assumed the role of Interim President and CEO while we searched for a new CEO and president. On June 11, 2012, Mr. Diosdado Banatao resigned as our interim President and Chief Executive Officer. Mr. Banatao will continue to serve as chairman of our Board of Directors. On June 11, 2012, our Board of Directors appointed Omid Tahernia as our President and Chief Executive Officer, effective on that date, and also elected him to our Board of Directors.

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

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial terms, financial position or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

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

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry forwards. We have recorded a full valuation allowance against our deferred tax asset except for certain foreign tax jurisdictions. Based on our historical losses and other available objective evidence, we determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Further, in accordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon ultimate settlement.

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

Results of Operations

Revenue

Our revenue is primarily derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances and other deferrals that pertain to software delivery obligations. Revenue from product sales to distributors is generally recognized when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently, the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Beginning in the second half of 2010, certain products neared end-of-life more rapidly than previously anticipated. Additionally, we began to move away from products with low margins. However, we were not able to offset the declines with new product introductions. The effect of these trends resulted in lower quarterly revenue beginning in the third and fourth quarters of 2010 and continuing into 2011 and 2012. We expect this trend to continue into the first quarter of 2013 as we experience the effect of other end of life products.

Total revenue for 2012 declined by $10.7 million, or 8%, to $125.9 million in 2012 from $136.6 million in 2011. Our five largest customers account for approximately 60% of our revenue. Revenue from Asia as a percent of total revenue increased from 62% to 68% while revenue in Europe declined from 36% to 29%. Revenue from the Americas increased from 2% to 3% of total revenue. There continues to be a broad distribution of revenue across our product lines. During 2012 we began selling our next generation CPE product chipsets (Fusiv® Vx185, Vx183, Vx175 and Vx173). Even with the introduction of these other products, we continued to be adversely affected by the aging of our products as well as changes to the entire broadband industry. Revenue in the first quarter of 2012 declined from $35.4 million in the fourth quarter of 2011 to $30.8 million in the first quarter of 2012. Revenue was relatively flat during the second, third and fourth quarters improving to $32.1 million and then declining marginally to $31.4 million and rebounding slightly to $31.8 million.

There is a one to two quarter push out affecting the 2013 ramp of certain end markets and carrier product launches with respect to our OEM and telecommunication partners. As a result, we expect our fiscal first quarter 2013 revenue to be lower than our fiscal fourth quarter 2012 revenue of $31.8 million.

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

Our Direct Customer	2012	2011	2010
Sagemcom Tunisie	19%	20%	15%
Askey Computer Corporation	13	*	*
Flextronics Manufacturing (Hong Kong) Ltd.	12	*	*
Paltek Corporation	*	10	*
Alcatel-Lucent	*	*	18

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	2012	2011	2010
Japan	19%	21%	16%
France	20	20	15
Taiwan	18	12	10
China	12	11	14
Hong Kong	14	10	14
United States	1	2	2
Other	16	24	29

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Geographic distribution by country remained relatively stable. Comparing 2012 to 2011 by geography, revenue improvements in Taiwan and Hong Kong were offset by declines in revenue from Japan and the Netherlands.

Comparing 2011 to 2010 by geography, while China and Hong Kong revenue declined as a percent of total revenue, Japan and Taiwan increased their share of total revenue. Although we expect revenue to China carriers to decline as those carriers switch to passive optical network (PON) technology, we are working with Chinese carriers to implement our new generation products.

Revenue by Product Family as a Percentage of Total Revenue

	2012	2011	2010
Broadband DSL	57%	59%	60%
Communications Processors	33	29	24
Other	10	12	16

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

Cost and Operating Expenses

				Year over Year Change
	2012	2011	2010	2012/2011	2011/2010
	(In millions)			(Percent)
Cost of revenue	$64.8	$65.9	$126.7	(2)%	(48)%
Research and development	57.5	55.8	60.8	3	(8)
Sales, general and administrative	19.1	22.3	27.2	(14)	(18)
Operating asset impairments	—	—	21.4	nm	nm
Restructuring charges	1.1	(0.1)	5.8	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2012	2011	2010
Cost of revenue	51%	48%	66%
Research and development	46	41	32
Sales, general and administrative	15	16	14

Cost of revenue. Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. If our manufacturing yield decreases, our cost per unit increases. This could have a significant adverse effect on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, certain variable cost components such as gold adder, licensed third-party intellectual property, depreciation of equipment and amortization of acquisition-related intangibles.

In 2012, we entered into with the Service Agreement with eSilicon under which eSilicon handles our Master Services. We started the transition during the fiscal second quarter of 2012 and have effectively completed the transition as of December 30, 2012. We expect the Service Agreement will result in decrease in our cost of revenue.

Gross margin decreased by 3% from 52% in 2011 to 49% in 2012. The reduction in margin was primarily due to the reduced sales of inventory that had been previously written off in 2010. In 2012, we sold $0.4 million of inventory previously written off versus $4.1 million in 2011. Margins were also adversely affected by a charge of $1.5 million related to a patent license agreement covering the current year and certain prior periods. These items were marginally offset by a $0.4 million reduction in the amortization of acquired intangible assets. In addition, there continues to be significant pressure on margins due to our aging product lines and lower margins related to the ramping of our new Fusiv® product chipsets discussed above.

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

During 2012, R&D expenses were $57.5 million, an increase of $1.7 million, or 3%, from $55.8 million in 2011. The increase in R&D expenses is primarily related to higher tape-out costs in 2012 of $2.9 million related to product development and other backend costs of $1.7 million related to other materials, supplies and services. Consulting costs increased by $1.0 million in 2012 compared to 2011 as we increased our product development spending. In addition, during 2011 we received a credit of $0.9 million related to qualified R&D expenditures made by a foreign subsidiary. We did not receive a similar credit in 2012. These cost increases were offset by a reduction in personnel costs of $5.1 million, in part, the result of our February 2012 restructuring.

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

Our R&D personnel are located primarily in the United States and India. As of December 30, 2012, we had 205 engineers engaged in R&D of whom 65 were located in India, 137 were located in the United States and 3 were located in China. This compares to 247 at the end of 2011 and 272 at the end of 2010.

Selling, general and administrative expenses. Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For 2012, SG&A expenses were $19.1 million, a decrease of $3.2 million, or 14%, from $22.3 million in 2011. The decrease in SG&A expense is attributable to lower personnel costs of $2.9 million, attributable to lower personnel levels following the first quarter restructuring; lower related travel and entertainment costs of $0.4 million and lower building and utility costs. Partially offsetting these cost reductions were higher consulting costs of $0.5 million and higher depreciation of $1.3 million due to the write off of certain software assets.

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

As of December 30, 2012 SG&A headcount was 57, which compares to 85 at the end of 2011 and 100 at the end of 2010.

Asset impairments. There have been no asset impairments during fiscal 2012 and 2011.

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

Restructuring charges. In an effort to manage our operating expense to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately16%. Employees were notified on February 1 and 2, 2012 of their planned termination. We incurred a total net pre-tax restructuring charge of $1.1 million in 2012. This charge included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations. The net restructuring charges were cash expenditures.

During 2011, we recognized a benefit of $0.1 million associated with our reversal of certain restructuring expense accruals that did not occur. As of January 1, 2012 our remaining restructuring liability consists of $0.2 million for a software tool license. We made payments of $0.2 million under the software tool license during 2012.

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

Gain on Sale of Marketable Securities

There was no gain on the sale of marketable securities in fiscal 2012.

During 2010 we had auction rate securities with a purchase face value of $5.0 million. The carrying value of the securities was $2.0 million at the end of 2010 and was comprised of a cost basis of $0.7 million and $1.3 million unrealized gain. In early 2011 we sold these securities for $2.0 million and recognized the gain of $1.3 million.

Interest Income and Other, Net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, and interest expense, especially from loans under our $15.0 million loan agreement with Silicon Valley Bank. It also includes other non-operating income and expense items such as gains and losses on foreign exchange and the sales of fixed assets.

Interest income and other, net was an expense of $0.1 million in 2012 compared to an expense of $0.4 million in 2011 and income of $0.1 million in 2010. The $0.1 million expense in 2012 resulted predominantly from foreign exchange losses of $0.3 million recognized on the Indian rupee and Euro offset by interest income of $0.1 million on our certificates of deposit . The $0.4 million net expense in 2011 reflects $0.5 million of foreign exchange losses predominantly in India and France offset slightly by interest and other income. Other income of $0.1 million in 2010 reflected interest and other income of $0.3 million offset by foreign exchange losses of $0.2 million.

Provision for Income Taxes

Income taxes are comprised mostly of federal income tax, foreign income taxes and state minimum taxes. The income tax provision decreased by $0.1 million as of December 30, 2012 compared to $1.1 million as of January 1, 2012. Our income tax provision primarily represents foreign taxes on certain of our international subsidaries as well as federal income taxes on unremitted earnings of foreign subsidiaries.

During the fourth quarter of 2011, based on our outlook for 2012, including lower expected year over year revenue in 2012 and the timing of our new product introductions, we provided for federal income tax and foreign withholding taxes for all the unremitted earnings of foreign subsidiaries because we have determined that those funds may no longer be permanently reinvested. During 2011 our tax provision was $1.1 million, comprised of approximately $0.6 million for tax cost associated with the change in our permanent reinvestment assertion and $0.5 million related to taxes in our non-U.S. subsidiaries. Our 2012 income tax provision of $1.0 million primarily consists of additional foreign income taxes and reserves of $0.8 million and $0.2 million of federal income tax and foreign withholding taxes on un-repatriated earnings.

We are subject to taxation in the US and various states and foreign jurisdictions. During June 2012 we were notified by the Internal Revenue Service that it intended to examine our federal tax filings for the fiscal years 2009 and 2010. In November 2012 the Internal Revenue Service informed us that the returns had been accepted as filed. We are currently undergoing an income tax audit in India. Otherwise there are no ongoing examinations by income taxing authorities at this time. We do not expect any material adjustments to our reserves within the next twelve months. Our tax years starting from 2005 to 2012 remain open in various tax jurisdictions.

Net Loss

As a result of the above factors, we reported a net loss of $17.6 million in 2012 compared to net losses of $7.5 million in 2011 and $49.8 million in 2010. We have incurred net losses throughout most of our history. Over the past several years, we have taken and continue to take actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs. Over the long term it is our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles.

Liquidity and Capital Resources

Cash and cash equivalents decreased by $6.4 million to $28.4 million as of December 30, 2012 compared to $34.8 million as of January 1, 2012. We have funded our operations primarily through cash from private and public offerings of our common stock, cash generated from the sale of our products, proceeds from the exercise of stock options and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and other costs. We believe that there may be additional working capital requirements needed to fund and operate our business. In the near future we expect to finance our operations primarily through existing cash balances and Loan Agreement with SVB as described below. However, we may require additional cash resources during 2013 as a result of changes in our business conditions or other future development. If we should need additional funds, we believe that we will secure such funds either through our line of credit, the issuance of additional equity under our shelf registration statement or other similar activities.

The following table summarizes our statement of cash flows (in millions):

	2012	2011	2010
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$34.8	$28.9	$13.3
Net cash provided by (used in) operating activities	(2.3)	6.8	(7.8)
Net cash provided (used) by investing activities	(9.6)	(1.7)	9.7
Net cash provided by financing activities	5.6	0.8	13.7

Cash and cash equivalents—end of year	$28.4	$34.8	$28.9

Cash held by foreign subsidiaries was $3.8 million, $32.6 million and $23.2 million as of December 30, 2012, January 1, 2012 and January 2, 2011, respectively. When we entered into the Services Agreement with eSilicon, we changed the international structure that we had established in 2011. Effectively eSilicon replaced our Singapore operations activity. This change enabled us to reduce the cash held by our Singapore subsidiary and return the cash to the parent accounts.

On February 19, 2013, we extended our Revolving Line with SVB through April 14, 2015 and updated the customary affirmative, negative and financial covenants to coincide with our current operating plan. The financial covenants include the following conditions: 1) minimum adjusted quick ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) of 1.0 to 1.0; 2) minimum cash balance held with SVB will be between $8.0 million and $10.0 million dependent on specific quarter requirements; 3) minimum EBITDA (Earnings before Interest, Tax, Depreciation and Amortization), between zero and $(9.0) million dependent on specific quarter requirements. Under the facility we may borrow up to $15.0 million dependent on a calculated borrowing base. The borrowing base is the maximum of 80% of eligible accounts receivable. Further, when we have achieved two quarters of positive EBITDA performance, availability shall be increased up to $20.0 million and 25% of eligible inventory may also be included in the borrowing base.

Based on our current operating plan, we believe that this facility will be in compliance with the quarterly covenants in the extended Revolving Line with SVB. As a result, the extended Revolving Line with SVB, subject to its revised covenants, is expected to provide the funds necessary to meet our working capital needs for the next twelve months. Given the current macroeconomic conditions, the overall competitive climate of the industry in which we operate and our current business plans, projected revenues could decline or operating costs could increase such that our results may be insufficient to enable compliance with the covenant which may require us to take other actions to generate adequate cash flows or earnings to ensure compliance with the covenants. We continue to monitor our expected future performance and have the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that our plans will be successful in achieving our objectives or generating the additional savings and earnings contributions necessary to comply with the covenants. Should we not be successful in achieving our objectives, we may be required to renegotiate the covenants with the lenders, or refinance the debt. We may also secure funds through the issuance of additional equity under our shelf registration statement or other similar activities.

Operating Activities

During 2012, we used $2.3 million in net cash from operating activities while incurring a loss of $17.6 million. Included in the net loss were non-cash charges amounting to $10.2 million that resulted from amortization of intangibles and acquired technology of $2.1 million, stock-based compensation of $2.9 million, depreciation and amortization of $5.2 million. Cash flow from reductions in accounts receivable of $2.6 million and inventory of $1.4 million and increases in accounts payable and accrued liabilities of $5.2 million were partially offset by an increase in prepaid expense and other assets of $4.1 million. The decrease in accounts receivable reflects lower fourth quarter sales ($31.8 million in 2012 versus $35.4 million in 2011). Collections have been strong as days sales outstanding were 45 days as of December 30, 2012 compared to days’ sales outstanding of 47 days as of January 1, 2012. The lower inventory balance reflects the effect of our master services agreement with eSilicon, who is responsible for purchasing and assembling our products as discussed above. Prepaid expenses increased primarily due to our arrangement with eSilicon as we have been prepaying to eSilicon the cost of wafer purchases. Prepayment to eSilicon was $2.7 million as of December 30, 2012. There were no prepayments to eSilicon as of January 1, 2012.

During 2011, we generated $6.8 million in net cash from operating activities while incurring a loss of $7.5 million. Included in the net loss were non-cash charges amounting to $10.4 million that resulted from amortization of intangibles and acquired technology of $2.5 million, stock-based compensation of $3.2 million, depreciation and amortization of $4.7 million. Cash flow from reductions in accounts receivable of $5.8 million and inventory of $7.6 million were partially offset by a reductions in accounts payable and accrued liabilities of $7.0 million and increase in prepaid expense and other assets of $1.2 million. In addition, the $1.3 million gain on the sale of our auction rate securities is a reduction to cash from operation activities, but the proceeds of $2.0 million from the sale are included in cash from investing activities. The decrease in accounts receivable reflects lower fourth quarter sales ($35.4 million in 2011 versus $37.1 million in 2010) and stronger collections resulting in days sales outstanding of 47 days as of January 1, 2012 versus 59 days as of January 2, 2011. The lower inventory balance as of the end of the fourth quarter reflected our lower sales expectations for the first quarter of 2012.

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

Investing Activities

During 2012 cash flow used in investing activities was $9.6 million, which was comprised of by the purchases of property and equipment of $6.8 million and the net purchases of certificates of deposit of $2.8 million. During 2011 cash flow used in investing activities was $1.8 million which was comprised of gross proceeds from the sale of our remaining auction rate securities of $2.0 million, offset by the purchases of property and equipment of $3.8 million. In 2010 net investing activities provided $9.7 million primarily the result of sales and maturities of investments of $14.1 million offset by fixed asset purchases of $4.4 million.

Our short-term investments consist of certificates of deposits. Previously, when we have had investments in marketable securities, our investment portfolio has been classified as “available for sale,” and our investment objectives were to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We would sell an investment at any time if the quality rating of the investment declined; the yield on the investment was no longer attractive or we were in need of cash. We have used cash to acquire businesses and technologies that enhance and expand our product offering, and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We also anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

During 2012 cash flow from financing activities provided $5.6 million. Employee purchases of our stock under the Employee Stock Purchase Plan amounted to $0.6 million. Net proceeds under our Revolving Line Loan Agreement (see below) were $5.0 million as we drew down a total of $10.0 million under the agreement during the fiscal third and fourth quarters and repaid $5.0 million in the fiscal fourth quarter.

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

Loan and Security Agreement

On January 14, 2011, we entered into the Loan Agreement SVB under which SVB shall make advances under a Revolving Line of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of the SVB Prime Rate or 4.00% plus 50 basis points. The Revolving Line is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. The original Loan Agreement had a maturity date of January 14, 2013. Interest accrues at 0.50% on the average unused portion of the Revolving Line. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants related to EBITDA (Earnings before Interest, Tax, Depreciation and Amortization), adjusted quick ratio and perfected cash all of which are defined in the Loan Agreement.

On April 12, 2012, we amended the Loan Agreement and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect current business circumstances. Minimum required EBITDA was reduced by at least $2.0 million for each quarter and the adjusted quick ratio was increased from 1.2 to 1.3. We are in compliance with all of the financial covenants as of December 30, 2012.

On September 19, 2012, we took a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid on November 15, 2012. On December 15, 2012, we took an additional advance of $5.0 million. Interest on advances against the line is equal to 4.5% as of December 30, 2012 and is payable monthly. We may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty.

On February 19, 2013, we extended our Revolving Line with SVB through April 14, 2015 and updated the customary affirmative, negative and financial covenants to coincide with our current operating plan. The financial covenants include the following conditions: 1) minimum adjusted quick ration of 1.0 to 1.0; 2) minimum cash balance held with SVB will be between $8.0 million and $10.0 million dependent on specific quarter requirements; 3) minimum EBITDA between zero and $(9.0) million dependent on specific quarter requirements. Under the facility we may borrow up to $15.0 million dependent on a calculated borrowing base. The borrowing base is the maximum of 80% of eligible accounts receivable. Further, when we achieve two quarters of positive EBITDA performance, availability shall be increased up to $20.0 million and 25% of eligible inventory may also be included in the borrowing base. Loan provisions are similar to the current arrangements. Interest, depending on our Asset-Based Threshold, as defined, varies from SVB Prime plus 75 basis points (or LIBOR plus 325 basis points) to SVB Prime plus 175 basis points. The SVB and LIBOR floors are 4.0% and 1.50%, respectively.

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

We lease certain office facilities, equipment and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of December 30, 2012 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2013	2014 and 2015	2016 and 2017	There- after
Operating lease payments	$10.2	$2.6	$4.3	$3.0	$0.3
CAD software tools	4.2	1.4	2.8	—	—
Inventory purchase obligations	2.7	2.7	—	—	—
Royalties	1.7	0.4	1.2	0.1	—
Non-current income tax payable	0.6	—	—	—	0.6

	$19.4	$7.1	$8.3	$3.1	$0.9

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

Non-current income tax payable represents both the tax obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to the uncertainties in the timing of tax audit outcome.

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

In May 2011, FASB issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. We do not have any Level 3 financial instruments and, therefore, the implementation of this guidance has not had any impact on our consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance has not had any impact on our consolidated financial position, results of operations or cash flows.

There has been no accounting pronouncement issued during fiscal 2012 that is expected to affect our Company.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer or type of investment. As of December 30, 2012 we had investments of $2.8 million in certificates of deposit. Our cash and cash equivalents consist of cash and money market accounts.

As of December 30, 2012, we had cash and cash equivalents totaling $28.4 million including money market funds of $2.0 million. Our investments in money market funds are held for working capital purposes. We do not enter into investments for trading or speculative purposes. If the return on our cash equivalents and investments were to change by one hundred basis points, the effect would be de minimis.

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

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries at December 30, 2012, and January 1, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2012, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2012, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2013

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 30, 2012	January 1, 2012
Assets
Current assets:
Cash and cash equivalents	$28,391	$34,760
Short-term investments	2,785	—
Accounts receivable, net of allowances of $207 and $73, respectively	15,748	18,308
Inventory	8,122	9,474
Prepaid expenses and other current assets	5,892	2,531

Total current assets	60,938	65,073
Property and equipment, net	8,769	7,036
Intangible assets, net	1,529	3,602
Other assets	2,612	1,896

	$73,848	$77,607

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving Line	$5,000	$—
Accounts payable	5,679	5,413
Accrued liabilities	13,688	10,734

Total current liabilities	24,367	16,147
Long-term liabilities	2,854	738

Total liabilities	27,221	16,885

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 and 0.001 share issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 150,000 and 150,000 shares authorized, respectively; 71,170 and 70,379 issued, respectively, and 70,314 and 69,332 outstanding, respectively	71	70
Additional paid-in capital	334,688	331,199
Warrants	7,567	7,567
Accumulated other comprehensive income	—	—
Accumulated deficit	(295,699)	(278,114)

Total stockholders’ equity	46,627	60,722

	$73,848	$77,607

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Revenue	$125,948	$136,591	$191,677
Cost of revenue	64,750	65,944	126,692

Gross profit	61,198	70,647	64,985

Operating expenses:
Research and development	57,543	55,796	60,769
Selling, general and administrative	19,056	22,287	27,239
Operating asset and goodwill impairments	—	—	21,378
Restructuring charges (credits)	1,062	(109)	5,794

Total operating expenses	77,661	77,974	115,180

Loss from operations	(16,463)	(7,327)	(50,195)
Gain on sale of marketable securities	—	1,295	—
Interest income and other income (expense), net	(108)	(383)	51

Loss before provision for income taxes	(16,571)	(6,415)	(50,144)
Provision for (benefit from) income taxes	1,014	1,082	(381)

Net loss	$(17,585)	$(7,497)	$(49,763)

Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.88)

Weighted average number of shares (basic and diluted)	69,701	68,656	56,713

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net loss	$(17,585)	$(7,497)	$(49,763)
Other comprehensive loss, net of tax
Unrealized gain on marketable securities	—	—	1,211
Gain on sale of marketable securities reclassified into earnings	—	(1,295)	—

Comprehensive loss	$(17,585)	$(8,792)	$(48,552)

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 3, 2010	54,002	$54	$310,265	$7,567	$84	$(220,854)	$97,116
Net loss	—	—	—	—	—	(49,763)	(49,763)
Unrealized gain on marketable securities	—	—	—	—	1,211	—	1,211
Stock-based compensation	—	—	3,381	—	—	—	3,381
Net issuance of common stock from public offering	12,815	13	12,451	—	—	—	12,464
Net issuance of common stock under stock option plans	1,125	1	1,111	—	—	—	1,112
Vesting of restricted stock	169	—	—	—	—	—	—

Balance at January 2, 2011	68,111	68	327,208	7,567	1,295	(270,617)	65,521
Net loss	—	—	—	—	—	(7,497)	(7,497)
Realized gain on marketable securities	—	—	—	—	(1,295)	—	(1,295)
Stock-based compensation	—	—	3,175	—	—	—	3,175
Net issuance of common stock under stock option plans	972	2	816	—	—	—	818
Vesting of restricted stock	249	—	—	—	—	—	—

Balance at January 1, 2012	69,332	70	331,199	7,567	—	(278,114)	60,722
Net loss	—	—	—	—	—	(17,585)	(17,585)
Stock-based compensation	—	—	2,892	—	—	—	2,892
Net issuance of common stock under stock option plans	792	1	597	—	—	—	598
Vesting of restricted stock	190	—	—	—	—	—	—

Balance at December 30, 2012	70,314	$71	$334,688	$7,567	$—	$(295,699)	$46,627

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Cash flows from operating activities:
Net loss	$(17,585)	$(7,497)	$(49,763)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	5,256	4,682	4,207
Restructuring charges	—	—	314
Stock-based compensation expense	2,892	3,175	3,270
Operating asset and goodwill impairments	—	—	21,378
Amortization of intangible assets and acquired technology	2,073	2,500	6,512
Gain on sale of marketable securities	—	(1,295)	—
Changes in assets and liabilities:
Accounts receivable, net	2,560	5,839	10,848
Inventory	1,352	7,572	18,004
Prepaid expenses and other assets	(4,077)	(1,189)	(22)
Accounts payable and accrued liabilities	5,196	(6,988)	(22,544)

Net cash provided (used) by operating activities	(2,333)	6,799	(7,796)

Cash flows from investing activities:
Purchases of property and equipment	(6,849)	(3,807)	(4,421)
Purchases of investments	(3,931)	—	—
Maturities and sales of investments	1,146	2,000	14,139

Net cash provided (used) by investing activities	(9,634)	(1,807)	9,718

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	598	818	1,260
Net proceeds from Revolving Line	10,000	—	—
Net repayments to Revolving Line	(5,000)	—	—
Net proceeds from private stock offering	—	—	12,451

Net cash provided by financing activities	5,598	818	13,711

Net increase (decrease) in cash and cash equivalents	(6,369)	5,810	15,633
Cash and cash equivalents at beginning of year	34,760	28,950	13,317

Cash and cash equivalents at end of year	$28,391	$34,760	$28,950

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$926	$545	$339
Purchases of equipment included in Accounts payable and Accrued liabilities	538	398	701

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

The Company incurred a net loss of $17.6 million for the year ended December 30, 2012 and had an accumulated deficit of $295.7 million as of December 30, 2012. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash, cash equivalents, and investments, including the Company’s $15.0 million line of credit (of which $10.0 million is unused) are expected to be sufficient to meet anticipated cash needs for at least the next twelve months, the Company may also seek additional financing as deemed appropriate to support future Company needs and investments. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

During fiscal 2012, the price of the Company’s common stock fell below the $1.00 NASDAQ market listing requirement. Since that time the price of the Company’s common stock has traded above $1.00 for more than 10 consecutive trading days and is, therefore, not currently subject to delisting. If the price were to fall below the requirement in the future for a specified period of time, the Company would again be subject to delisting and thereby could lose its eligibility for quotation on the NASDAQ Stock Market. Given this and other market conditions, there can be no assurance that, should the Company need additional funds, sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company.

Further, the Company is reliant upon an existing revolving line of credit (Revolving Line) with Silicon Valley Bank (SVB) to help fund its operations. This facility is subject to certain affirmative, negative and financial covenants. On February 19, 2013 these covenants were revised to reflect the Company’s current operating plan. Based on its current operating plan, the Company believes that it will be in compliance with the quarterly covenants under the extended Revolving Line with SVB. As a result, the extended Revolving Line with SVB, subject to its revised covenants, is expected to provide the funds necessary to meet our working capital needs for the next twelve months. Given the current macroeconomic conditions, the overall competitive climate of the industry the Company operates in and its current business plans, projected revenues could decline or operating costs could increase such that its results may be insufficient to enable compliance with the covenants which may require the Company to take other actions to generate adequate cash flows or earnings to ensure compliance with the covenants. The Company continues to monitor its expected future performance and has the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that the Company’s plans will be successful in achieving its objectives or generating the additional savings and earnings contributions necessary to comply with the covenants. Should the Company not be successful in achieving its objectives, the Company may be required to renegotiate the covenants with the lenders, or refinance the debt. The Company may also secure funds through the issuance of additional equity under our shelf registration statement or other similar activities.

The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There were 52 weeks in fiscal year 2012.

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

The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. As of December 30, 2012 the Company’s short-term investments consisted solely of certificates of deposit. In prior years marketable securities have included commercial paper, corporate bonds, government securities and auction rate securities. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, prepayment speeds, defaults and loss rates of the underlying collateral, structure and credit enhancements to determine if a credit loss may exist.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, investments, accounts receivables, accounts payable and accrued liabilities, approximate fair value due to their relatively short maturity periods.

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

Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives. In accordance with authoritative guidance, goodwill is not amortized. Rather, goodwill is subject to at least an annual assessment for impairment (more frequently if certain indicators are present) by applying a fair-value based test. In the event that management determines that the value of goodwill has become impaired, the Company will incur an accounting charge for the amount of impairment during the period in which the determination is made. As of December 30, 2012, the Company has no goodwill due to the economic events that occurred during the third quarter of 2010. At that time the Company performed an assessment for impairment of intangibles and goodwill and wrote down goodwill and intangibles by $8.6 million and $12.8 million, respectively. Goodwill was fully written off while intangibles were written down to $6.7 million. See Note 2 – Operating Asset Impairments.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, other than goodwill, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no material impairment recorded in fiscal 2012 and 2011. See Note 2 – Operating Asset Impairments.

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

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of December 30, 2012 the Company’s short-term investments consisted solely of certificates of deposit. As noted above, in prior years marketable securities have included commercial paper, corporate bonds, government securities and auction rate securities. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Two customers represented 22% and 20% of accounts receivable at December 30, 2012. Three customers represented 33%, 18% and 18% of accounts receivable at January 1, 2012. Three customers represented 19%, 13% and 12% of revenue for the year ended December 30, 2012. Two customers represented 20% and 10% of revenue for the year ended January 1, 2012.Two customers represented 18% and 15% of revenue for the year ended January 2, 2011.

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

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Net loss	$(17,585)	$(7,497)	$(49,763)

Weighted average shares outstanding	69,701	68,656	56,713

Basic and diluted net loss per share	$(0.25)	$(0.11)	$(0.88)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Anti-dilutive securities:
Warrants to purchase common stock	7,800	4,280	341
Weighted average restricted stock and restricted stock units	205	553	1,064
Weighted average options to purchase common stock	13,777	11,333	8,590

	21,782	16,166	9,995

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

In May 2011, the Financial Accounting Standards Board (FASB) issued updated accounting guidance to amend existing requirements for fair value measurements and disclosures. The guidance expands the disclosure requirements around fair value measurements categorized in Level 3 of the fair value hierarchy and requires disclosure of the level in the fair value hierarchy of items that are not measured at fair value but whose fair value must be disclosed. It also clarifies and expands upon existing requirements for fair value measurements of financial assets and liabilities as well as instruments classified in shareholders’ equity. The guidance is effective for annual and interim periods beginning after December 15, 2011. The Company does not have any Level 3 financial instruments and, therefore, the implementation of this guidance did not have any impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued guidance concerning the presentation of Comprehensive Income in the financial statements. Entities will have the option to present the total of comprehensive income, the components of net income and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate, but consecutive statements. The disclosure requirements are effective for annual and interim periods beginning after December 15, 2011 and should be retrospectively applied. The implementation of this guidance has not had any impact on the Company’s consolidated financial position, results of operations or cash flows.

There has been no accounting pronouncement issued during fiscal 2012 that is expected to affect the Company.

Note 2—Operating Asset Impairments

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

No additional impairments were recorded during the fiscal years ended December 30, 2012 and January 1, 2012.

The changes in the carrying value of goodwill were as follows (in thousands):

Goodwill as of December 28, 2008	$—
Acquisition of BBA Product Line	8,633

Goodwill as of January 3, 2010	8,633
Impairment	(8,633)

Goodwill as of January 2, 2011 and January 1, 2012	$—

Note 3—Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held money market funds of $2.0 million and $12.0 million as of December 30, 2012 and January 1, 2012, respectively. The investments in money market funds are included in cash equivalents based on their original maturity.

As of December 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit. As of January 1, 2012, the Company had no short-term investments or marketable securities. During the first quarter of 2011, the Company sold its auction rate securities for $2.0 million and recognized a gain of $1.3 million. The Company invested the $2.0 million of proceeds in money market funds. Money market funds are considered cash equivalents and are included in cash and cash equivalents on the balance sheet.

The following is a summary of the Company’s investments as of December 30, 2012 (in thousands):

	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,785	$—	$2,785

There were no unrealized losses on investments aggregated by category as of December 30, 2012.

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

As of January 2, 2011, the Company had an investment portfolio consisting of auction rate securities. The Company found a market outside the auction process for its auction rate securities. The auction rate securities had a book value of $0.7 million and face value of $5.0 million. The Company reviewed the marketability of its auction rate securities and received a quoted price of $2.0 million. Accordingly, as of January 2, 2011 the Company reclassified the securities from other assets to short-term investments on the balance sheet and assigned a fair market value of $2.0 million. The Company recorded the $1.3 million difference between its book value of $0.7 million and the market value of $2.0 million as accumulated other comprehensive income on the Balance Sheet. As discussed above, on January 31, 2011 the auction rate securities were sold for $2.0 million. The Company recognized $1.3 million as a gain on sale of marketable securities in the first quarter of 2011.

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

The Company’s cash and investment instruments at December 30, 2012 and January 1, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of September 30, 2012 and January 1, 2012 was (in thousands):

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	2,785	—	2,785

	$2,006	$2,785	$—	$4,791

	January 1, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$12,000	$—	$—	$12,000

There were no Level 3 securities during 2012 or 2011.

Note 4—Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2012	$73	$134	$—	$207
2011	72	106	(105)	73
2010	10	354	(292)	72

Note 5—Inventory

Inventory consisted of the following (in thousands):

	December 30, 2012	January 1, 2012
Finished goods	$5,910	$8,036
Work-in-process	—	1,235
Purchased parts and raw materials	2,212	203

	$8,122	$9,474

During 2012, the Company transitioned a majority of its day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a master services and supply agreement (Service Agreement). Pursuant to the Service Agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for Ikanos on a day-to-day level. During the first half of 2012, the Company began the transition of these Master Services to eSilicon and establishing clear lines of communications among the Company, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal year 2012, the Company has completed the transition of Master Services to eSilicon.

As part of its Services Agreement, the Company has transferred ownership of certain work-in-process and raw material inventory to the service provider as prepayment for the future delivery of finished goods inventory. In addition, the Company has prepaid for certain wafers purchased by the service provider on behalf of the Company. Prepayments under the arrangement are currently $2.7 million at December 30, 2012 and none at January 1, 2012. The prepayments are classified in prepaid expenses and other current assets.

Note 6—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 30, 2012	January 1, 2012
Machinery and equipment	$20,351	$18,207
Software	10,852	8,981
Computer equipment	5,433	4,823
Furniture and fixtures	1,012	866
Leasehold improvements	1,887	1,035
Construction in progress	868	128

	40,403	34,040
Less: Accumulated depreciation and amortization	(31,634)	(27,004)

	$8,769	$7,036

Depreciation expense for property and equipment was $5.3 million, $4.7 million and $4.2 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

Note 7—Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	December 30, 2012			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$14,825	$(13,629)	$1,196	3
Customer relationships	8,216	(7,883)	333	4

	$23,041	$(21,512)	$1,529

	January 1, 2012			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$13,390	$(12,057)	$1,333	3
Customer relationships	8,216	(7,382)	834	4
In-process research and development	1,435	—	1,435	*

	$23,041	$(19,439)	$3,602

*	Technical feasibility of IPR&D had not been reached as of January 1, 2012.

The Company determined that technical feasibility of its in-process research and development (IPR&D) was achieved during the fiscal third quarter of 2012. Effective July 2, 2012, the IPR&D carrying amount of

$1.4 million was transferred to and included in the category Existing technology and is being amortized over three years. The Company had no additional IPR&D as of December 30, 2012.

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For the years ended December 30, 2012, January 1, 2012 and January 2, 2011, the amortization of intangible assets was $2.1 million, $2.5 million and $6.5 million, respectively. During the years ended December 30, 2012 and January 1, 2012 there was no intangible asset impairment charge. During the year ended January 2, 2011 there was an intangible asset impairment charge of $12.8 million. The estimated future amortization of purchased intangible assets as of December 30, 2012 is $0.8 million in 2013, $0.5 million in 2014 and $0.2 million in 2015.

Note 8—Loan and Security Agreement

On January 14, 2011, the Company entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) under which SVB shall make advances under a revolving line of credit (Revolving Line) of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of the SVB Prime Rate or 4.00% plus 50 basis points. The Revolving Line is collateralized by a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. The original Loan Agreement had a maturity date of January 14, 2013. Interest accrues at 0.50% on the average unused portion of the Revolving Line. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants related to EBITDA (Earnings before Interest, Tax, Depreciation and Amortization), adjusted quick ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) and cash held by SVB all of which as defined in the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect current business circumstances. Minimum required EBITDA was reduced by at least $2.0 million for each quarter and the adjusted quick ratio was increased from 1.2 to 1.3. The Company is in compliance with all of the financial covenants as of December 30, 2012.

On September 19, 2012, the Company took a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid on November 15, 2012. On December 15, 2012, the Company took an additional advance of $5.0 million. Interest on advances against the line is equal to 4.5% as of December 30, 2012 and is payable monthly. The Company may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty.

On February 19, 2013, the Company amended the Loan Agreement. See Note 17—Subsequent Event.

Note 9—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 30, 2012	January 1, 2012
Accrued compensation and related benefits	$3,733	$2,717
Deferred revenue	2,926	679
Accrued rebates	1,936	1,206
Deferred rent	1,228	1,074
Warranty accrual	272	602
Accrued royalties	921	510
Restructuring	—	218
Other accrued liabilities	2,672	3,728

	$13,688	$10,734

The following table summarizes the activity related to the warranty accrual (in thousands):

	December 30, 2012	January 1, 2012
Balance at beginning of year	$602	$895
Provision	(320)	196
Usage	(10)	(489)

Balance at end of year	$272	$602

Note 10—Restructuring Charges

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

As of December 30, 2012, the Company has completed its restructuring activities.

A summary of the Company’s restructuring activities is as follows (in thousands):

	Severance and Benefits	Excess Facilities	Software Tools	Total
Balance as of January 3, 2010	$298	$—	$—	$298
Restructuring charges	4,652	449	693	5,794
Cash payments	(4,386)	(95)	(256)	(4,737)
Other non-cash adjustments *	(111)	(203)	—	(314)

Balance as of January 2, 2011	453	151	437	1,041
Restructuring charges	47	—	—	47
Cash payments	(486)	(9)	(219)	(714)
Other non-cash adjustments *	(14)	(142)	—	(156)

Balance as of January 1, 2012	—	—	218	218
Restructuring charges	1,092	—	—	1,092
Adjustments to provision	(30)	—	—	(30)
Cash payments	(1,062)	—	(218)	(1,280)

Balance as of December 30, 2012	$—	$—	$—	$—

*	Non-cash adjustments relate to stock-based compensation expense and fixed asset dispositions.

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

Assuming the exercise of the Warrants and the shares outstanding as of January 3, 2010, the Tallwood Investors would own 51% of the Company’s outstanding common stock post-closing. However, through the Stockholder Agreement between the Company and the Tallwood Investors dated April 21, 2009, the Tallwood Investors have agreed (a) to vote for all non-Tallwood directors in the same proportion as other stockholders of the Company; (b) that to the extent they hold shares in excess of 35% of the total outstanding common stock, they will vote the excess shares in the same proportion as shares voted by non-Tallwood stockholders; and (c) for certain matters requiring a separate vote of the stockholders who control the single Series A Preferred share issued to the Tallwood Investors, they will delegate their proxy to vote those shares to the non-Tallwood directors.

In November 2010 Tallwood participated in the Company’s stock issuance (see Note 12 below) and purchased an additional 5.6 million shares. Assuming the exercise of the Warrants and the shares outstanding as of December 30, 2012, the Tallwood Investors would own 48% of the Company’s outstanding common stock. Subsequent to this purchase, the voting restrictions discussed in the prior paragraph still remain in effect.

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

Common Stock Reserved

As of December 30, 2012, the Company has reserved 26.1 million shares of common stock for future issuance under its various stock plans.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (1999 Plan). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors and terminate ten years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares are available for future issuance under the 1999 Plan. As of December 31, 2012, the Company had thirty-two thousand options outstanding under the 1999 Plan.

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan (2004 Plan) upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units and performance shares to the Company’s employees, directors and consultants. Options generally vest over four years at a rate of 25% on the first anniversary of the grant date and 6.25% quarterly thereafter. Generally, options terminate seven years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock units generally vest over a four year period.

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

On December 11, 2012, the 2004 Plan was amended and restated to provide for the granting of restricted stock to each non-employee member of the Board of Directors. Under the terms of the Non-Employee Director Restricted Stock Agreement, each non- employee received 9,000 shares of restricted stock fully vested on the date of grant, December 11, 2012. Each recipient was bound under the terms of the agreement not to sell and shares of stock at a time when applicable laws, Company policies or any agreement between the Company and its underwriters prohibit a sale.

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the Company’s fiscal year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. In addition, in August 2009, our stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved for issuance under the 2004 Plan by 5.5 million shares in connection with the BBA acquisition. In June 2011 the Stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved under the Plan by 4.0 million shares to have a sufficient number of shares available to provide employees, consultants and directors with equity awards. As of December 30, 2012, the Company had 17.1 million options and awards outstanding and 6.3 million options and awards available for future grant under the 2004 plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (ESPP), upon the closing of its initial public offering. As of December 30, 2012, the Company had 2.5 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by Ikanos or any participating subsidiary for at least 20 hours per week. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of the Company’s fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (Doradus Plan). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of December 30, 2012, the Company has reserved no shares of its common stock for options outstanding and approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant.

Stock Option Agreement for Omid Tahernia

In June 2012, the Company adopted a stand-alone Stock Option Agreement for Omid Tahernia, under which 2,100,000 shares of the Company’s common stock have been reserved for issuance to the Company’s CEO,

Omid Tahernia, in connection with his employment with the Company beginning in June 2012. The Stock Option Agreement and related stock option grant were granted outside of the Ikanos Amended and Restated 2004 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The Company granted an option (Option) to purchase its common stock as an inducement to Mr. Tahernia to accept employment with the Company. The terms and conditions of the grant were included in his offer letter dated May 31, 2012 (Offer Letter). The grant included among other items the following terms: the option has been classified as a non-qualified stock option; has an exercise price equal to $0.89 (the fair market value on the grant date); and has a seven year term.

With respect to 1,500,000 shares subject to the Option (Time-Based Option Shares), 25% of such Shares shall vest twelve months from the June 11, 2012 (Vesting Commencement Date) on the same day of the month as the Vesting Commencement Date and 6.25% of the Shares subject to the Option shall vest each quarter thereafter on the same day of the month as the Vesting Commencement Date, subject to Mr. Tahernia’s continuing to be an employee of the Company through each such date, such that all 1,500,000 Shares shall have completely vested on the four year anniversary of the Vesting Commencement Date, unless that date falls on a non-business date, in which case the next business date shall apply.

With respect to the remaining 600,000 shares subject to the Option (“Performance-Based Option Shares”), (i) 300,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $2.50; and (ii) the remaining 300,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $3.50. The Performance-Based Option Shares will vest in equal quarterly installments over the one year period after the respective stock price target is achieved, subject to Mr. Tahernia’s continued employment. The Performance-Based Option Shares were valued using the Monte Carlo model to simulate future stock price movements in order to determine the fair values of a performance option grant. The simulations account for the vesting and exercise provisions of the grant.

Vesting and price targets are subject to certain acceleration if the Company should terminate Mr. Tahernia’s employment without Cause or if Mr. Tahernia should terminate his employment for Good Reason as defined in the Offer Letter.

Stock-Based Compensation

Stock-based compensation expense related to all stock-based compensation awards was $2.9 million, $3.2 million, and $3.4 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively.

As of December 30, 2012, there was $9.5 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years.

Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2012	2011	2010
Option Grants:
Expected volatility	62-63%	63-65%	62-66%
Expected dividends	—	—	—
Expected term of options (in years)	3.8-4.6	3.8-4.6	3.3-4.6
Risk-free interest rate	0.6-0.9%	0.8-2.0%	1.0-2.4%
ESPP:
Expected volatility	52.70%	60-89%	60-85%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.2-0.3%	0.1-0.6%	0.2-1.1%

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2012	12,498	$1.54
Granted	6,980	1.00
Exercised	(80)	1.18
Forfeited or expired	(2,259)	1.46

Outstanding at December 30, 2012	17,139	$1.33	5.55	$2

Exercisable at December 30, 2012	5,443	$1.72	4.60	$1

The weighted average grant date fair value of options granted during the years ended December 30, 2012, January 1, 2012, and January 2, 2011 was $0.46, $0.64, and $0.85, respectively. The total intrinsic value of options exercised during the years ended December 30, 2012, January 1, 2012 and January 3, 2010 was insignificant.

The following table summarizes information about stock options as of December 30, 2012 (in thousands, except per share):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.72 to $0.89	5,120	6.5	$0.87	107	$0.78
$0.94 to $1.27	6,492	5.4	1.21	2,343	1.21
$1.30 to $1.82	4,488	5.0	1.62	2,199	1.73
$1.88 to $15.24	1,039	4.2	3.08	794	3.28

	17,139	5.6	1.33	5,443	1.72

Restricted Stock Units

A summary of our restricted stock unit activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at January 1, 2012	52	$1.82
Granted	54	1.39
Vested	(74)	1.80
Forfeited	(9)	1.87

Restricted stock units outstanding at December 30, 2012	23	1.52

The weighted average grant date fair value per restricted stock units granted was $1.39 and $2.54 during the years ended December 30, 2012 and January 2, 2011, respectively. There were no grants in the year ended January 1, 2012. The total fair values of restricted stock units that vested were $0.1 million, $0.1 million and $0.9 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2014. Tax related withholdings of restricted stock units totaled $1.1 million during the year ended January 3, 2010. The tax related withholdings of restricted stock units were zero for the year ended December 30, 2012 and insignificant for the years ended December 30, 2012 and January 1, 2012.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at January 1, 2012	475	$1.69
Granted	—	—
Vested	(190)	1.68
Forfeited	(84)	1.68

Restricted stock outstanding at December 30, 2012	201	1.64

The total fair value of restricted stock that vested was $0.3 million, $0.4 million and $0.3 million during the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The restricted stock has three years vesting terms and is scheduled to vest through 2013.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $0.6 million, $0.8 million and $1.2 million for the years ended December 30, 2012, January 1, 2012 and January 2, 2011, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during the years ended December 30, 2012, January 1, 2012, and January 2, 2011.

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

Note 14—Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the years ended December 30, 2012, January 1, 2012 and January 2, 2011 was $2.6 million, $2.4 million, and $2.9 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.

Future minimum lease payments as of December 30 under non-cancelable leases with original terms in excess of one year are $2.6 million in 2013; $2.3 million in 2014; $2.0 million in 2015: $1.6 million in 2016 and $1.7 million in 2017 and thereafter.

Purchase Commitments

As of December 30, 2012, the Company had $2.7 million of inventory purchase obligations with various suppliers that are expected to be paid during the first quarter of fiscal year 2013.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (District Court), against the Company, certain then current and former directors and officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (Court of Appeals). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case, subject to confirmatory discovery and the Court’s approval. However, the Company cannot predict the final outcome of the litigation based on the tentative agreement, and an adverse result could have a material effect on its financial statements.

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

Note 15—Income Taxes

The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
United States	$(17,501)	$816	$(10,853)
Foreign	930	(7,231)	(39,291)

	$(16,571)	$(6,415)	$(50,144)

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Current :
Federal	$—	$—	$(11)
State and local	1	6	5
Foreign	935	530	(116)

	936	536	(122)
Deferred—
Federal	—	607	—
Foreign	78	(61)	(259)

	$1,014	$1,082	$(381)

The reconciliation between the provision for (benefit from) income taxes computed by applying the US federal tax rate to income (loss) before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	December 30, 2012	January 1, 2012	January 2, 2011
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	2	46	27
Change in valuation allowance	30	(1)	8
Gain from sale of inventory to foreign subsidiaries	—	—	2
Subpart F income	4	—	—
Stock-based compensation	2	13	1
Tax credits	—	(16)	(2)
Non-deductible expenses	3	—	—
Withholding Tax	—	10	—

	6%	17%	1%

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets are as follows (in thousands):

	Year Ended
	December 30, 2012	January 1, 2012
Deferred tax assets:
Net operating loss carry forwards	$6,992	$3,603
Depreciation and amortization	270	(144)
Research and development and other credits	3,651	2,617
Accrued reserves and other	4,033	1,005
Stock-based compensation	3,360	2,734
Acquired intangibles	8,772	5,230

	27,078	15,045
Valuation allowance	(24,354)	(14,299)

Asset basis difference	$2,724	$746

Deferred Tax Liability:
Unrepatriated earnings	$(2,662)	$(607)

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the majority of its deferred tax assets will not be realizable in future periods. The valuation allowance for deferred tax assets increased by $10.0 million as of December 30, 2012 versus a decrease of $0.6 million as of January 1, 2012. The increase is mainly due to operating losses generated in the current period. The deferred tax assets, valuation allowance and deferred tax liabilities as at December 30, 2012, includes an adjustment of approximately $1.6 million, $3.9 million and $2.3 million, respectively, related to prior periods. This adjustment has no material impact on the reported net deferred tax assets or liabilities. Additionally, the reconciliation of unrecognized tax benefits for the fiscal year ended December 30, 2012, includes approximately $4.0 million related to unrecognized tax benefits that should have been disclosed in the prior years. This adjustment has no impact on the reported net deferred tax assets or liabilities. Management believes that the impact of these errors is not material to any prior years’ financial statements and the impact of correcting these errors in the current year is not material to the full year fiscal 2012 financial statements.

As of December 30, 2012, the Company had net operating loss carryforwards for federal and state of California tax purposes of $12.9 million and $12.3 million respectively. The net operating loss carryforwards will begin to expire beginning in 2030 for federal and 2031 for California, if not utilized. The Company has research and development tax credits of approximately $2.1 million and $1.1 million for federal and California income tax purposes, respectively. If not utilized, the federal credit carry forward will begin to expire in 2029. The California credit can be carried forward indefinitely. As of December 30, 2012, the Company has federal and state capital loss carryforwards for income tax purpose were approximately $3.6 million and $3.6 million, respectively. If not utilized, both the Federal and California capital loss carryforwards will begin to expire in 2014.

On January 2, 2013, the “American Tax Payer Relief Act of 2012” was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. As a result, the Company expects to record a deferred tax asset of approximately $0.9 million that will be fully offset by a valuation allowance in the first quarter of 2013. This will not have an impact on the income tax provision.

The Company has elected to track the portion of its federal and state net operating loss carry forwards attributable to stock option benefits outside of its financial statements. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these net operating loss carryforwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts as of December 30, 2012 are not material for either federal or state tax purposes.

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

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2012	2011	2010
Balance at beginning of year	$183	$178	$109
Changes for tax positions of current year	640	—	65
Additions for tax positions of prior years	3,968	5	4
(Reduction) for tax position of prior years	(57)	—	—

Balance at end of year	$4,734	$183	$178

The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. The amount of accrued interest and penalty recorded was $0.1 million as of and for the fiscal year ended December 30, 2012.

The Company does not anticipate any significant changes to its liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits.

The Company’s operations are subject to income and transaction taxes in the United States and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The majority of the unrecognized tax benefit is related to gross deferred tax assets, and accordingly, if and when recognized, would not result in a change in Company’s effective tax rate due to the existence of a full valuation allowance. In addition, we recorded additional long term tax liability for certain income tax benefit related to our India subsidiary’s transfer pricing policy. If such tax benefit is recognized, it would result in a change in the Company’s effective tax rate.

During June 2012 the Company was notified by the Internal Revenue Service that it intended to examine the Company’s federal tax filings for the fiscal years 2009 and 2010. In November 2012 the Internal Revenue Service informed the Company that the returns had been accepted as filed. The Company is currently undergoing an income tax audit in India. Otherwise there are no ongoing examinations by income taxing authorities at this time. The Company does not expect any material adjustment to our reserves within the next twelve months. The Company’s tax years starting from 2005 to 2012 remain open in various tax jurisdictions.

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

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	December 30, 2012		January 1, 2012		January 2, 2011
Japan	$23,788	19%	$28,560	21%	$29,833	16%
Tunisia	25,461	20	27,006	20	29,003	15
Taiwan	22,708	18	16,073	12	19,101	10
China	15,536	12	15,514	11	27,516	14
Hong Kong	17,548	14	13,847	10	26,145	14
United States	1,274	1	2,484	2	4,575	2
Other	19,633	16	33,108	24	55,504	29

	$125,948	100%	$136,592	100%	$191,677	100%

The Company divides its products into three product families: Broadband DSL, Communications Processors and Other. Broadband DSL consists of the Company’s central office products, DSL modem-only customer premise equipment products and the DSL value of the Company’s integrated devices. Communications Processors includes the Company’s stand-alone processors and the processor-only value of the Company’s integrated devices. Other includes products that do not fall into the other two product families. Revenue by product family is as follows (in thousands):

	December 30, 2012		January 1, 2012		January 2, 2011
Broadband DSL	$72,152	57%	$80,385	59%	$115,723	60%
Communication Processors	41,120	33	39,858	29	45,129	24
Other	12,676	10	16,349	12	30,825	16

	$125,948	100%	$136,592	100%	$191,677	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) was as follows (in thousands):

	December 30, 2012	January 1, 2012
United States	$8,039	$5,983
Asia, predominantly India	730	1,048
Other	—	5

	$8,769	$7,036

Note 17—Subsequent Event

On February 19, 2013, the Company extended its Revolving Line with SVB through April 14, 2015 and updated the customary affirmative, negative and financial covenants to coincide with its current operating plan. The financial covenants include the following conditions: 1) minimum adjusted quick ratio of 1.0 to 1.0; 2) minimum cash balance held with SVB will be between $8.0 million and $10.0 million dependent on specific quarter requirements; 3) minimum EBITDA between zero and $(9.0) million dependent on specific quarter requirements. Under the facility the Company may borrow up to $15.0 million dependent on a calculated borrowing base. The borrowing base is the maximum of 80% of eligible accounts receivable. Further, when the Company achieves two quarters of positive EBITDA performance, availability shall be increased up to $20.0 million and 25% of eligible inventory may also be included in the borrowing base. Loan provisions are similar to the current arrangements. Interest, depending on the Company’s Asset-Based Threshold, as defined, varies from SVB Prime plus 75 basis points (or LIBOR plus 325 basis points) to SVB Prime plus 175 basis points. The SVB and LIBOR floors are 4.0% and 1.50%, respectively.

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands)

	Three Months Ended
	April 3 2011	July 3, 2011	Oct. 2, 2011	Jan. 1, 2012	April 1, 2012	July 1, 2012	Sept. 30, 2012	Dec. 30, 2012
Revenue	$31,672	$34,056	$35,420	$35,443	$30,760	$32,055	$31,375	$31,758
Cost of revenue(a)	15,151	17,647	17,590	15,556	14,653	17,001	16,620	16,476

Gross margin	16,521	16,409	17,830	19,887	16,107	15,054	14,755	15,282

Operating expenses:
Research and development	13,656	14,669	14,402	13,069	14,000	12,842	16,581	14,120
Selling, general and administrative	6,145	5,659	5,528	4,955	4,680	4,648	4,507	5,221
Restructuring charges	47	(156)	—	—	1,092	(30)	—	—

Total operating expenses	19,848	20,172	19,930	18,024	19,772	17,460	21,088	19,341

Income (loss) from operations	(3,327)	(3,763)	(2,100)	1,863	(3,665)	(2,406)	(6,333)	(4,059)
Gain on sale of marketable securities	1,295	—	—	—	—	—	—	—
Interest income and other, net	68	21	(311)	(161)	75	(387)	61	143

Income (loss) before provision for income tax	(1,964)	(3,742)	(2,411)	1,702	(3,590)	(2,793)	(6,272)	(3,916)
Provision for (benefit from) income taxes	99	87	(261)	1,157	115	206	85	608

Net income (loss)	$(2,063)	$(3,829)	$(2,150)	$545	$(3,705)	$(2,999)	$(6,357)	$(4,524)

Net income (loss) per share
Basic	$(0.03)	$(0.06)	$(0.03)	$0.01	$(0.05)	$(0.04)	$(0.09)	$(0.06)

Diluted	$(0.03)	$(0.06)	$(0.03)	$0.01	$(0.05)	$(0.04)	$(0.09)	$(0.06)

Weighted average number of shares
Basic	68,186	68,474	68,807	69,182	69,335	69,543	69,788	70,136

Diluted	68,186	68,474	68,807	69,658	69,335	69,543	69,788	70,136

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS	AND PROCEDURES

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 30, 2012. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on our assessment using those criteria, we concluded that, as of December 30, 2012, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain information required by Part III is omitted from this annual report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the Proxy Statement) for our 2013 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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

The information included under the following captions in our Proxy Statement is incorporated herein by reference: Compensation Discussion and Analysis, Summary Compensation Table, Grants of Plan-Based Awards in 2012, Outstanding Equity Awards at 2012 Fiscal Year End, Option Exercises and Stock Vested in 2012, Nonqualified Deferred Compensation, Potential Payments upon Termination or Change in Control, Director Compensation and Compensation Committee Interlocks and Insider Participation.

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

Equity Compensation Plan Information

The following table provides information as of December 30, 2012 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (1999 Plan), Amended and Restated 2004 Equity Incentive Plan (2004 Plan), 2004 Employee Stock Purchase Plan (2004 ESPP) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (Doradus Plan).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	17,162,752	$1.32	8,832,452	(4)
Equity compensation plans not approved by security holders	—	—	149,215	(5)

Total	17,162,752	1.32	8,981,667

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 17,139,339 shares (ii) shares of common stock issuable upon the vesting of restricted stock units for 23,413 shares.
(2)	No further equity awards may be granted under the 1999 Plan, which terminated at the time our initial public offering in September 2005.
(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.
The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.
(4)	Includes 6,288,342 shares available for future issuance under the 2004 Plan and 2,544,110 shares available for future issuance under the 2004 ESPP.
(5)	Shares available for future issuance under the Doradus Plan.

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

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

Exhibit Number	Description

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease agreement, dated as of February 7, 2006, as amended by the first amendment dated June 26, 2006 and the second amendment dated December 8, 2010, between Registrant and ProLogis, and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.6	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.7	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9*	Offer letter dated as of May 31, 2012 with Omid Tahernia. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.10*	Notice of Stock Option Grant and Stock Option Agreement dated as of June 11, 2012, by and between the Registrant and Mr. Tahernia. Incorporated by reference to Exhibit 10.2 of the registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.11*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.

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

IKANOS COMMUNICATIONS, INC.

February 28, 2013	/S/ OMID TAHERNIA
Omid Tahernia President, Chief Executive Officer and Director

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

Signature	Title	Date

/S/ OMID TAHERNIA Omid Tahernia	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2013

/S/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	February 28, 2013

/s/ Diosdado Banatao Diosdado Banatao	Chairman of the Board and Director	February 28, 2013

/S/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	February 28, 2013

/S/ FREDERICK M. LAX Frederick M. Lax	Director	February 28, 2013

/S/ R. DOUGLAS NORBY R. Douglas Norby	Director	February 28, 2013

/S/ GEORGE PAVLOV George Pavlov	Director	February 28, 2013

/S/ JAMES SMAHA James Smaha	Director	February 28, 2013

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.3 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements there under. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006. .

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

Exhibit Number	Description

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease agreement, dated as of February 7, 2006, as amended by the first amendment dated June 26, 2006 and the second amendment dated December 8, 2010, between Registrant and ProLogis, and addenda thereto. Incorporated by reference to Exhibit 10.5 of the Registrant’s annual report on Form 10-K filed with the SEC on February 27, 2006.

10.6	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.7	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9*	Offer letter dated as of May 31, 2012 with Omid Tahernia. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.10*	Notice of Stock Option Grant and Stock Option Agreement dated as of June 11, 2012 by and between the Registrant and Mr. Tahernia. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.11*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this annual report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB**	XBRL Taxonomy Extension Label Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.
**	Pursuant to applicable securities laws and regulations, we are deemed to have complied with the reporting obligation relating to the submission of interactive data files in such exhibits and are not subject to liability under any anti-fraud provisions of the federal securities laws as long as we have made a good faith attempt to comply with the submission requirements and promptly amend the interactive data files after becoming aware that the interactive data files fail to comply with the submission requirements. Users of this data are advised that, pursuant to Rule 406T, these interactive data files are deemed not filed and otherwise are not subject to liability.