Form 10-Q
period 2013-03-31
IKANOS COMMUNICATIONS
filed 2013-05-02
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 70,869,229 as of April 25, 2013.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	March 31, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$27,937	$28,391
Short-term investments	3,628	2,785
Accounts receivable	10,441	15,748
Inventory	7,375	8,122
Prepaid expenses and other current assets	3,684	5,892

Total current assets	53,065	60,938
Property and equipment, net	8,281	8,769
Intangible assets, net	1,285	1,529
Other assets	2,556	2,612

	$65,187	$73,848

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$5,000	$5,000
Accounts payable	3,494	5,679
Accrued liabilities	10,828	13,688

Total current liabilities	19,322	24,367
Long-term liabilities	2,561	2,854

	21,883	27,221
Commitments and contingencies (Note 9)
Stockholders’ equity	43,304	46,627

	$65,187	$73,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Revenue	$26,152	$30,760
Cost of revenue	12,196	14,653

Gross profit	13,956	16,107

Operating expenses:
Research and development	13,518	14,000
Selling, general and administrative	4,772	4,680
Restructuring charges	—	1,092

Total operating expenses	18,290	19,772

Loss from operations	(4,334)	(3,665)
Interest income and other, net	82	75

Loss before provision for income taxes	(4,252)	(3,590)
Provision for income taxes	164	115

Net loss	$(4,416)	$(3,705)

Basic and diluted net loss per share	$(0.06)	$(0.05)

Basic and diluted weighted average number of shares	70,413	69,335

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss	$(4,416)	$(3,705)
Other comprehensive income (loss), net of tax	—	—

Total comprehensive loss	$(4,416)	$(3,705)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	March 31, 2013	April 1, 2012
Cash flows from operating activities:
Net loss	$(4,416)	$(3,705)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	1,145	1,443
Stock-based compensation expense	834	794
Amortization of intangible assets and acquired technology	244	625
Restructuring	—	116
Changes in assets and liabilities:
Accounts receivable, net	5,307	1,476
Inventory	747	1,719
Prepaid expenses and other assets	2,264	191
Accounts payable and accrued liabilities	(5,040)	3,327

Net cash provided by operating activities	1,085	5,986

Cash flows from investing activities:
Purchases of property and equipment	(955)	(1,019)
Purchases of investments	(843)	—

Net cash used in investing activities	(1,798)	(1,019)

Cash flows from financing activities:
Net proceeds from exercise of stock options	259	—
Net proceeds from Revolving Line	5,000	—
Net repayments to Revolving aline	(5,000)	—

Net cash provided by financing activities	259	—

Net increase (decrease) in cash and cash equivalents	(454)	4,967
Cash and cash equivalents at beginning of period	28,391	34,760

Cash and cash equivalents at end of period	$27,937	$39,727

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

The Company incurred a net loss of $4.4 million for the quarter ended March 31, 2013 and had an accumulated deficit of $300.1 million as of March 31, 2013. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash, cash equivalents and short-term investments are expected to be sufficient to meet anticipated cash needs, the Company may also seek additional financing as deemed appropriate to support its future needs and investments. Future capital requirements will depend upon many factors including its rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

Further, the Company is reliant upon an existing revolving line of credit (Revolving Line) with Silicon Valley Bank (SVB) to help fund its operations. This facility is subject to certain affirmative, negative and financial covenants. The Company believes that it will be in compliance with the quarterly covenants under the extended Revolving Line with SVB into the foreseeable future and that the Revolving Line is expected to provide the funds necessary to meet its working capital needs through 2013. Given the current macroeconomic conditions, the overall competitive climate of the industry the Company operates in and its current business plans, projected revenues could decline or operating costs could increase such that its results may be insufficient to enable compliance with the covenants which may require the Company to take other actions to generate adequate cash flows or earnings to ensure compliance with the covenants. The Company continues to monitor its expected future performance and has the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that the Company’s plans will be successful in achieving its objectives or generating the additional savings and earnings contributions necessary to comply with the covenants. Should the Company not be successful in achieving its objectives, the Company may be required to renegotiate the covenants with the lenders, or refinance the debt. The Company may also secure funds through the issuance of additional equity under our shelf registration statement or other similar activities.

The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company’s fiscal year ends on the Sunday closest to December 31. The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There are 52 weeks in fiscal year 2013.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), the rules and regulations of the Securities and Exchange Commission (SEC) and accounting policies consistent with those applied in preparing the Company’s audited annual consolidated financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 28, 2013 (Annual Report).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first quarter of 2013 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended December 30, 2012 included in its Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of March 31, 2013, the Company has short-term investments consisting solely of certificates of deposit. In prior years marketable securities have included commercial paper, corporate bonds, government securities and auction rate securities. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes. Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 23%, 16% and 10% of accounts receivable at March 31, 2013. Two customers represented 22% and 20% of accounts receivable at December 30, 2012. Three customers accounted for 24%, 22% and 10% of revenue for the three months ended March 31, 2013. Four customers accounted for 15%, 13%, 12% and 11% of revenue for the three months ended April 1, 2012.

In the fiscal first quarter of 2013, the Company derived 24% of its revenue from Sagemcom and an additional 25% of its revenue from two Sagemcom contract manufacturers – Askey Computer Corporation (22%) and Jabil Industrial do Brasil Ltda. (3%).

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2013	April 1, 2012
Net loss	$(4,416)	$(3,705)
Weighted average number of shares	70,413	69,335

Basic and diluted net loss per share	$(0.06)	$(0.05)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Anti-dilutive securities:
Warrants to purchase common stock	7,800	7,800
Weighted average restricted stock units	201	435
Weighted-average options to purchase common stock	17,194	12,057

	25,195	20,292

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held $2.0 million in money market funds as of both March 31, 2013 and December 30, 2012. The investments in money market funds are included in cash and cash equivalents based on their original maturity.

As of March 31, 2013 and December 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	March 31, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,628	$—	$3,628

	December 30, 2012
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,785	$—	$2,785

There were no unrealized losses on investments aggregated by category as of March 31, 2013.

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

The Company’s cash and investment instruments at March 31, 2013 and December 30, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of March 31, 2013 and December 30, 2012 was (in thousands):

	March 31, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	3,628	—	3,628

	$2,006	$3,628	$—	$5,634

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	2,785	—	2,785

	$2,006	$2,785	$—	$4,791

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	March 31, 2013	December 30, 2012
Finished goods	$4,908	$5,910
Purchased parts and raw materials	2,467	2,212

	$7,375	$8,122

The Company has an agreement with eSilicon Corporation (eSilicon) under which a majority of its day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) have been transferred to eSilicon under a master services and supply agreement (Service Agreement). Pursuant to the Service Agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for Ikanos on a day-to-day level.

As part of its Services Agreement, the Company has transferred ownership of certain work-in-process and raw material inventory to the service provider as prepayment for the future delivery of finished goods inventory. In addition, the Company has prepaid for certain wafers purchased by the service provider on behalf of the Company. Prepayments under the arrangement are currently $0.9 million at March 31, 2013 and $2.7 million at December 30, 2012. The prepayments are classified in prepaid expenses and other current assets. The Company has no work-in-process inventory.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2013	December 30, 2012
Machinery and equipment	$20,634	$20,351
Software	11,778	10,852
Computer equipment	5,501	5,433
Furniture and fixtures	986	1,012
Leasehold improvements	1,814	1,887
Construction in progress	214	868

	40,927	40,403
Less: Accumulated depreciation and amortization	(32,646)	(31,634)

	$8,281	$8,769

Depreciation and amortization expense for property and equipment was $1.1 million and $1.4 million for the three months ended March 31, 2013 and April 1, 2012, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	March 31, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,748)	$1,077	3
Customer relationships	8,216	(8,008)	208	4

	$23,041	$(21,756)	$1,285

	December 30 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,629)	$1,196	3
Customer relationships	8,216	(7,883)	333	4

	$23,041	$(21,512)	$1,529

For both the three months ended March 31, 2013 and April 1, 2012, the amortization of intangible assets was $0.2 million and $0.6 million, respectively. The estimated future amortization of purchased intangible assets as of March 31, 2013 is $ 0.6 million for the remainder of 2013, $0.5 million in 2014 and $0.2 million in 2015.

Note 6 – Loan and Security Agreement

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

On April 12, 2012, the Loan Agreement was amended and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect current business circumstances. Minimum required EBITDA was reduced by at least $2.0 million for each quarter and the adjusted quick ratio was increased from 1.2 to 1.3. The Company was in compliance with all of the financial covenants as of December 30, 2012.

On February 19, 2013, the Company extended its Revolving Line with SVB through April 14, 2015 and updated the customary affirmative, negative and financial covenants to coincide with its current operating plan. The financial covenants include the following conditions: 1) minimum adjusted quick ratio of 1.0 to 1.0; 2) minimum cash balance held with SVB will be between $8.0 million and $10.0 million dependent on specific quarter requirements; and 3) minimum EBITDA between zero and $(9.0) million dependent on specific quarter requirements. Under the facility the Company may borrow up to $15.0 million dependent on a calculated borrowing base. The borrowing base is the maximum of 80% of eligible accounts receivable. Further, when the Company achieves two quarters of positive EBITDA performance, availability shall be increased up to $20.0 million and 25% of eligible inventory may also be included in the borrowing base. Loan provisions are similar to the current arrangements. Interest, depending on the Company’s Asset-Based Threshold, as defined, varies from SVB Prime plus 75 basis points (or LIBOR plus 325 basis points) to SVB Prime plus 175 basis points. The SVB and LIBOR floors are 4.0% and 1.50%, respectively. The Company was in compliance with all of the financial covenants as of March 31, 2013.

As of December 30, 2012, the Company had a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid on March 5, 2013. On March 25, 2013, the Company took an additional advance of $5.0 million. Interest on advances against the line is equal to 4.75% as of March 31, 2013 and is payable monthly. The Company may prepay the advances under the Revolving Line in whole or in part at any time without premium or penalty.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 31, 2013	December 30, 2012
Accrued compensation and related benefits	$2,484	$3,733
Accrued rebates	2,085	1,936
Deferred rent	1,172	1,228
Deferred revenue	383	2,926
Accrued royalties	704	921
Warranty accrual	263	272
Other accrued liabilities	3,737	2,672

	$10,828	$13,688

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	March 31, 2013	April 1, 2012
Balance, beginning of period	$272	$602
Provision (benefit)	(9)	(17)
Usage	—	(1)

Balance, end of period	$263	$584

Note 8 – Restructuring Charges

There was no restructuring activity during the fiscal first quarter of 2013 and no liability as of March 31, 2013.

During the fiscal first quarter of 2012, in an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. The remaining severance and benefit costs were paid in 2012. A summary of the restructuring activity that occurred in the fiscal first quarter of 2012 follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of January 2, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Cash payments	(976)	(109)	(1,085)

Balance as of April 1, 2012	$116	$109	$225

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended March 31, 2013 and April 1, 2012 was $0.6 million and $0.7 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of March 31, 2013 under non-cancelable leases with original terms in excess of one year are $1.9 million for the remainder of 2013, $2.2 million in 2014, $2.0 million in 2015, $1.6 million in 2016 and $1.8 million in 2017 and thereafter.

Purchase Commitments

As of March 31, 2013, the Company had $4.3 million of inventory purchase obligations with various suppliers that are expected to be paid during the remainder of fiscal 2013.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (District Court), against the Company, certain then current and former directors and officers, as well as the lead underwriters for its initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (Court of Appeals). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case. The plaintiffs submitted a motion for preliminary approval of the settlement on February 28, 2013, and on March 25, 2013, the District Court held a conference and granted preliminary approval of the settlement. The final settlement conference is set for July 8, 2013. Settlement costs are fully covered by insurance.

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

Note 10 – Significant Customer Information and Segment Reporting

The Financial Accounting Standards Board has established standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It also established standards for related disclosures about products and services, geographic areas and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended
	March 31, 2013		April 1, 2012
France	$6,428	25%	$4,591	15%
Taiwan	6,176	23	4,007	13
Japan	4,625	18	9,167	30
China	1,894	7	3,472	11
Germany	1,621	6	2,087	7
Hong Kong	702	3	4,730	15
United States	930	4	278	1
Other	3,776	14	2,428	8

	$26,152	100%	$30,760	100%

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

	Three Months Ended
	March 31, 2013		April 1, 2012
Broadband DSL	$12,909	50%	$19,668	64%
Communications Processors	10,820	41	7,707	25
Other	2,423	9	3,385	11

	$26,152	100%	$30,760	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	March 31, 2013	December 30, 2012
United States	$7,785	$8,039
Asia, predominantly India	496	730

	$8,281	$8,769

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, our anticipated cash needs, financing activities and our need for additional financing, our inventory, our anticipated tax rate, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, expected benefits or our corporate restructuring, our ability to operate internationally and fluctuations in our stock price are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the fiscal year ended December 30, 2012, contained in our Annual Report on Form 10-K filed on February 28, 2013.

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

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who in turn sell our semiconductors as part of their product solutions to the service provider market. In fiscal year 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a master services and supply agreement (Service Agreement) . Pursuant to the Service Agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level. During the first half of 2012, we began to transition these Master Services to eSilicon and to establish clear lines of communications among us, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal year 2012, we had substantially completed the transition of Master Services to eSilicon.

We incurred a net loss of $4.4 million for the fiscal quarter ended March 31, 2013 and had an accumulated deficit of $300.1 million as of March 31, 2013. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Although we believe that we have the cash necessary to fund our operations, we may also seek additional financing as deemed appropriate to support future company needs and investments. Future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under this Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million. As of March 31, 2013, we have $16.5 million available for future issuance under this Form S-3.

In January 2011, we entered into a Loan and Security Agreement (Loan Agreement) With Silicon Valley Bank (SVB) under which SVB makes advances under a revolving line of credit (Revolving Line) of up to $15.0 million, as described below. During fiscal years 2012 and 2013, we drew down on our Revolving Line for working capital purposes. As of March 31, 2013, $5.0 million was outstanding on our Revolving Line. Interest on advances against the line is equal to 4.75% as of March 31, 2013 and is payable monthly. We may prepay the advances under the Revolving Line, in whole or in part at any time, without premium or penalty. On February 19, 2013, we amended the Revolving Line including certain of its covenants and extended the term until April 14, 2015.

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

As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. Our first quarter’s revenue was to some extent adversely affected by a one to two quarter delay in the ramp in certain customers’ end markets. We expect that the biggest impact of this delay will occur in the fiscal second quarter of 2013 as our customers sell off their inventory and begin to ramp certain major products in the coming quarters.

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

Our future revenue growth depends on the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our product to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could further impact revenues. Additionally, certain of our customers entered into last time buys of some products during 2012. In some cases products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers or implement multi-sourcing procurement strategies in which we participate in a diminished capacity.

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

On February 28, 2013, Mr. Michael Kelly resigned from his position as Vice–President of Worldwide Sales. On March 28, 2013, Mr. Douglas Norby resigned from our Board of Directors.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, and have not changed materially as of March 31, 2013.

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

Revenue continues to be distributed among a range of products and three customers who accounted for 56% of our total fiscal first quarter 2013 revenue. Revenue declined by $4.6 million, or 15%, to $26.2 million for the three months ended March 31, 2013 from $30.8 million in the three months ended April 1, 2012 and $5.6 million or 18%from $31.8 million in the fiscal fourth quarter of 2012. The first quarter’s revenue included the recognition of previously deferred revenue of $2.5 million related to certain software that was fully completed and delivered during the quarter. Our customers’ inventory buildup, caused by a one to two quarter push out in the ramp in certain end markets, had an adverse effect on our fiscal first quarter. We expect that there will be a greater impact on the fiscal second quarter as customers continue to consume their inventory and ramp certain major products in the next two quarters.

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

	Three Months Ended
Our Direct Customer	March 31, 2013	April 1, 2012
Sagemcom Tunisie	24%	15%
Askey Computer Corporation**	22	*
Paltek Corporation	10	12
Flextronics Manufacturing (Hong Kong) Ltd.	*	13
NEC Corporation of America	*	11

*	Less than 10%
**	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	March 31, 2013	April 1, 2012
France	25%	15%
Taiwan	23	13
Japan	18	30
China	7	11
Germany	6	7
Hong Kong	3	15
United States	4	1
Other	14	8

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Sales to France and Taiwan increased in fiscal first quarter 2013 by $1.8 million and $2.2 million, respectively, versus the fiscal first quarter of 2012. Japanese sales continued to decline falling $4.5 million in the first quarter of 2013 versus the comparable 2012 period. Sales to China and Germany also declined by $1.6 million and $0.5 million, respectively.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	March 31, 2013	April 1, 2012
Broadband DSL	50%	64%
Communications Processors	41	25
Other	9	11

The change in mix reflects increases in VDSL central office sales in the fiscal first quarter of 2012 compared to the prior year period and reductions in both the communications processors and other categories.

Cost and Operating Expenses

	Three Months Ended
	March 31, 2013	April 1, 2012	% Change
	(in millions)
Cost of revenue	$12.2	$14.7	(17)%
Research and development	13.5	14.0	(3)
Sales, general and administrative	4.8	4.7	2
Restructuring charges	—	1.1	*

*	Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	March 31, 2013	April 1, 2012
Cost of revenue	47%	48%
Research and development	52	46
Sales, general and administrative	18	15
Restructuring charges	—	4

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

Cost of revenue was $12.2 million for the three months ended March 31, 2013 compared to $14.7 million for the three months ended April 1, 2012. Gross margin improved by 1% to 53% in the fiscal first quarter of 2013 from 52% in the fiscal first quarter of 2012. The major contributor to this improvement was the recognition of $2.5 million of previously deferred revenue until certain software delivery obligations were fully completed and delivered in the fiscal first quarter of 2013. Offsetting this improvement was the decline in sales of the high margin Broadband DSL family in the fiscal first quarter of 2013 versus the same period in 2012. Sales and margin improvement in our Communications Processor family were not enough to offset the Broadband DSL declines.

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

R&D expenses declined $0.5 million, or 3%, to $13.5 million for the three months ended March 31, 2013 compared to $14.0 million for the three months ended April 1, 2012. Personnel costs were flat while consulting costs and depreciation expenses were lower by $0.2 million and $0.4 million respectively. Tapeout costs were lower by $0.8 million in the fiscal first quarter of 2013 compared to the comparable 2012 period. Materials and services costs and software licensing and maintenance fees were increased by $0.6 million and $0.2 million, respectively, in the fiscal first quarter of 2013 compared to the fiscal first quarter of 2012.

The majority of our R&D personnel are located in the United States or India. At March 31, 2013, we had 206 people engaged in R&D, of which 65 were located in India, 138 were located in the United States and 3 were located in China. At April 1, 2012, we had 213 people engaged in R&D, of which 72 were located in India, 138 were located in the United States and 3 were located in China.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; legal, recruiting and auditing fees; and depreciation. SG&A expenses increased by $0.1 million for the three months ended March 31, 2013, or 2%, to $4.8 million compared to $4.7 million for the three months ended April 1, 2012. Personnel costs were marginally higher by $0.1 million in the fiscal first quarter of 2013 compared to the comparable 2012 quarter. Depreciation costs were lower by $0.4 million in the fiscal first quarter of 2013 compared to the comparable 2012 quarter due to the result of accelerated depreciation of our legacy ERP system, replaced in the second quarter of 2012. Consulting fees and outside services and fees were higher by $0.1 million and $0.2 million, respectively, in the fiscal first quarter of 2013 compared to the fiscal first quarter of 2012.

At March 31, 2013, SG&A headcount was 54 compared to 51 at April 1, 2012.

Restructuring charges

In an effort to align our operating expenses to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. Restructuring charges amounted to $1.1 million during the three months ended April 1, 2012, all of which were related to employee severance and benefits costs and other exit-related charges arising from contractual and other obligations. The restructuring was completed during fiscal 2012. There has been no restructuring in the fiscal first quarter of 2013.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents (which include money market funds) and short-term investments, interest expense and as other non-operating gains and losses. For the three months ended March 31, 2013 and April 1, 2012 interest income and other was $0.1 million.

Provision for income taxes

Income tax expense is recognized based on management’s best estimate of the annual income tax rate expected for the full financial year. The estimated annual tax rate used for the year ending December 30, 2013 is 41.05%, which has been applied to the income before taxes for the three months ended March 31, 2013. The actual tax rate for the three months ended March 31, 2013 was (44.3) % after discrete items. The fiscal first quarter of 2013 results reflect a net tax expense of $0.2 million, primarily as a result of income taxes in various profitable foreign jurisdictions. This compares to $0.1 million in the fiscal quarter of 2012.

Net loss

As a result of the above factors, we had a net loss of $4.4 million for the three months ended March 31, 2013 compared to a net loss of $3.7 million for the three months ended April 1, 2012. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors and reducing other input costs.

Liquidity and Capital Resources

Year-to-date, cash and investments increased by approximately $0.4 million to $31.6 million as of March 31, 2013 compared to $31.2 million as of December 30, 2012. Cash and short-term investments held by foreign subsidiaries was $6.9 million and $6.5 million as of March 31, 2013 and December 30, 2012, respectively.

We have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there may be additional working capital requirements needed to fund and operate our business. We expect to finance our operations primarily through operating cash flows and existing cash and investment balances.

The following table summarizes our statement of cash flows for the three months ended March 31, 2013 and April 1, 2012 (in millions):

	2013		2012
Statements of Cash Flows Data:
Cash and cash equivalents -beginning of period	$28.4		$34.8
Net cash provided by operating activities	1.1		5.9	*
Net cash used in investing activities	(1.8)		(1.0)
Net cash provided by financing activities	0.2	*	—

Cash and cash equivalents - end of period	$27.9		$39.7

*	Rounded for schedule

On February 19, 2013, we extended our Revolving Line with SVB through April 14, 2015 and updated the customary affirmative, negative and financial covenants to coincide with our current operating plan. The financial covenants include the following conditions: 1) minimum adjusted quick ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) of 1.0 to 1.0; 2) minimum cash balance held with SVB will be between $8.0 million and $10.0 million dependent on specific quarter requirements; 3) minimum EBITDA (Earnings before Interest, Tax, Depreciation and Amortization), between zero and $(9.0) million dependent on specific quarter requirements. Under the facility we may borrow up to $15.0 million dependent on a calculated borrowing base. The borrowing base is the maximum of 80% of eligible accounts receivable. Further, when we have achieved two quarters of positive EBITDA performance, availability shall be increased up to $20.0 million and 25% of eligible inventory may also be included in the borrowing base. We are in compliance with all of our financial covenants.

We believe that we will be in compliance with the quarterly covenants under the extended Revolving Line with SVB into the foreseeable future and that the Revolving Line is expected to provide the funds necessary to meet our working capital needs through 2013. Given the current macroeconomic conditions, the overall competitive climate of the industry in which we operate and our current business plans, projected revenues could decline or operating costs could increase such that our results may be insufficient to enable compliance with the covenants which may require us to take other actions to generate adequate cash flows or earnings to ensure compliance with the covenants. We continue to monitor our expected future performance and have the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that our plans will be successful in achieving our objectives or generating the additional savings and earnings contributions necessary to comply with the covenants. Should we not be successful in achieving our objectives, we may be required to renegotiate the covenants with the lenders, or refinance the debt. We may also secure funds through the issuance of additional equity under our shelf registration statement or other similar activities.

Operating Activities

For the three months ended March 31, 2013, we generated $1.1 million of net cash from operating activities, while incurring a net loss of $4.4 million. Included in the net loss was approximately $2.2 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $5.3 million related to collections and sales timing, inventory of $0.7 million and prepaid expenses and other assets of $2.3 million offset, in part, by a decrease of $5.0 million of accounts payable and accrued liabilities.

For the three months ended April 1, 2012, we generated $6.0 million of net cash from operating activities, while incurring a net loss of $3.7 million. Included in the net loss was approximately $3.0 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, restructuring charges and amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $1.5 million, inventory of $1.7 million and prepaid expenses and other assets of $0.2 million as well as an increase of $3.3 million in accounts payable and accrued liabilities.

Investing Activities

During the three months ended March 31, 2013 cash used in investing activities was $1.8 million, which was comprised of purchases of property and equipment of $1.0 million and purchases of certificates of deposits of $0.8 million. Investing activities used $1.0 million for the three months ended April 1, 2012, related to purchases of property and equipment.

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

Financing Activities

Proceeds from the exercise of stock options amounted to $0.3 million for the fiscal first quarter of 2013. There was minimal financing activity for the fiscal first quarter of 2012.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first quarter of 2013 that are expected to affect the Company.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of March 31, 2013, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and to advances from our line of credit with SVB. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments currently consist primarily of money market funds and are carried at market value. Advances against our line of credit are used to help fund operations. Advances are taken when needed and repaid when such funds are no longer necessary.

As of March 31, 2013, we had cash and cash equivalents of $27.9 million. Money market funds are considered cash equivalents and accounted for $2.0 million of the amount. Short-term investments were $3.6 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our money market funds and certificates of deposit were to change by one hundred basis points, the effect would be immaterial. As of March 31, 2013, advances against the line of credit were $5.0 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenue and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the Euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese Yuan and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change fiscal year 2013 projected operating expenses by approximately $1.0 million.

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

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (District Court), against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (Court of Appeals). On September 17, 2009, the Court of

Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case. The plaintiffs submitted a motion for preliminary approval of the settlement on February 28, 2013, and on March 25, 2013, the District Court held a conference and granted preliminary approval of the settlement. The final settlement conference is set for July 8, 2013. Settlement costs are fully covered by insurance.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this quarterly report on Form 10-Q, and in our other filings with the SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

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

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $300.1 million as of March 31, 2013. To achieve profitability, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

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

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, addressing technical issues arising from development efforts, costs associated with additional or unanticipated costs for manufacturing or components increasing without notice because we do not have formal pricing arrangements with our subcontractors, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

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

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continued into 2013, particularly in Europe, affected consumer confidence and spending negatively. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or decide to discontinue purchasing—broadband services in their homes in order to save money in an uncertain economy, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

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

Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

•	successfully integrate our products with our OEM customers’ products

•	gain market acceptance of our products and our OEM customers’ products.

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs or features;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields; and

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration.

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

Direct Customer	March 31, 2013	April 1, 2012
Sagemcom Tunisie	24%	15%
Askey Computer Corporation**	22	*
Paltek Corporation	10	12
Flextronics Manufacturing (Hong Kong) Ltd.	*	13
NEC Corporation of America	*	11

*	Less than 10%
**	Askey is a contract manufacturer for Sagemcom

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our Vice President of Program Management in April 2012 and our Vice President of Sales in March 2013 and the appointments of our new President and Chief

Executive officer in June 2012, our new Vice President of Operations in September 2012 and our new Vice President of Marketing in February 2013. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

On January 30, 2012, the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force by approximately 15% Which was substantially during the first fiscal quarter of 2012. As a result of these restructurings, we may have difficulty in attracting and retaining qualified personnel.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 96% of our revenue for the quarter ended March 31, 2013 and 99% of our revenue for the fiscal year ended December 30, 2012 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

•	international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in product mix; or

•	changes in expectations relating to our products, plans and strategic position or those of our competitors or customers.

The closing sale price of our common stock on the NASDAQ Global Market for the period of January 1, 2007 to March 31, 2013 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

The pending class action litigation could cause us to incur substantial costs and divert our management’s attention and resources.

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (District Court), against us, certain then current and former directors and officers, as well as the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (Court of Appeals). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated its judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties held a mediation on December 6, 2012 and agreed to a tentative agreement to settle the case. The plaintiffs submitted a motion for preliminary approval of the settlement on February 28, 2013, and on March 25, 2013, the District Court held a conference and granted preliminary approval of the settlement. The final settlement conference is set for July 8, 2013. Settlement costs are fully covered by insurance.

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

IKANOS COMMUNICATIONS, INC.

Dated: May 2, 2013	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 2, 2013	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 31, 2013

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