Form 10-Q
period 2013-06-30
IKANOS COMMUNICATIONS
filed 2013-08-12
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 71,659,949 as of August 6, 2013.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	June 30, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$25,784	$28,391
Short-term investments	1,537	2,785
Accounts receivable	12,091	15,748
Inventory	4,037	8,122
Prepaid expenses and other current assets	4,035	5,892

Total current assets	47,484	60,938
Property and equipment, net	8,925	8,769
Intangible assets, net	1,040	1,529
Other assets	2,482	2,612

	$59,931	$73,848

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$7,500	$5,000
Accounts payable	5,081	5,679
Accrued liabilities	8,532	13,688

Total current liabilities	21,113	24,367
Long-term liabilities	2,459	2,854

	23,572	27,221
Commitments and contingencies (Note 9)
Stockholders’ equity	36,359	46,627

	$59,931	$73,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Revenue	$19,115	$32,055	$45,267	$62,815
Cost of revenue	9,813	17,001	22,009	31,654

Gross profit	9,302	15,054	23,258	31,161

Operating expenses:
Research and development	12,599	12,842	26,117	26,842
Selling, general and administrative	4,866	4,648	9,638	9,328
Restructuring	—	(30)	—	1,062

Total operating expenses	17,465	17,460	35,755	37,232

Loss from operations	(8,163)	(2,406)	(12,497)	(6,071)
Interest income and other, net	(442)	(387)	(360)	(312)

Loss before provision for income taxes	(8,605)	(2,793)	(12,857)	(6,383)
Provision for income taxes	68	206	232	321

Net loss	$(8,673)	$(2,999)	$(13,089)	$(6,704)

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.18)	$(0.10)

Weighted average number of shares (basic and diluted)	71,182	69,543	70,798	69,439

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss	$(8,673)	$(2,999)	$(13,089)	$(6,704)
Other comprehensive loss, net of tax	—	—	—	—

Total comprehensive loss	$(8,673)	$(2,999)	$(13,089)	$(6,704)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	June 30, 2013	July 1, 2012
Cash flows from operating activities:
Net loss	$(13,089)	$(6,704)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	2,222	3,116
Stock-based compensation expense	1,724	1,297
Amortization of intangible assets and acquired technology	489	1,250
Restructuring	—	(30)
Changes in assets and liabilities:
Accounts receivable	3,657	(2,413)
Inventory	4,085	2,100
Prepaid expenses and other assets	1,987	(3,187)
Accounts payable and accrued liabilities	(6.519)	6,358

Net cash provided by (used in) operating activities	(5,444)	1,787

Cash flows from investing activities:
Purchases of property and equipment	(2,008)	(3,687)
Purchases of investments	(825)	—
Maturities and sales of investments	2,073	—

Net cash used in investing activities	(760)	(3,687)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	1,097	211
Net proceeds from Revolving Line	12,500	—
Net repayments to Revolving Line	(10,000)	—

Net cash provided by financing activities	3,597	211

Net decrease in cash and cash equivalents	(2,607)	(1,689)
Cash and cash equivalents at beginning of period	28,391	34,760

Cash and cash equivalents at end of period	$25,784	$33,071

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of advanced broadband semiconductor and integrated firmware products for the digital home.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Given current global macroeconomic conditions, the overall competitive climate of the industry the Company operates in and its current business plans, projected revenues could decline or operating costs could increase such that the Company’s results may be insufficient to continue to maintain compliance with one or more of the covenants in its Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). This may require the Company to take other actions to generate adequate cash flows or earnings to ensure continued compliance. The Company continues to monitor its performance and has the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing headcount to ensure sufficient profitability and liquidity. There can be no assurance that the Company’s plans will be successful in achieving these objectives or that it will be successful in securing additional financing.

The Company incurred a net loss of $8.7 million and $13.1 million for the quarter and six months ended June 30, 2013, respectively, and had an accumulated deficit of $308.8 million as of June 30, 2013. To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. Although existing cash, cash equivalents and short-term investments, including draws under the Company’s revolving line of credit are expected to be sufficient to meet anticipated cash needs through the end of fiscal 2013, the Company intends to seek additional financing to support its future capital requirements. The amount and timing of these future capital requirements will depend upon many factors including the Company’s rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

The Company is reliant upon the revolving line of credit with SVB to fund its operations. This facility, as documented in a Loan Agreement dated January 14, 2011, is subject to certain affirmative, negative and financial covenants. The Company was in compliance with all of the covenants contained in the Loan Agreement as of June 30, 2013. As described in Note 11 – Subsequent Event – we have amended the Loan Agreement effective August 8, 2013. The amendment to the Loan Agreement changed existing financial covenants relating to minimum cash held with SVB and Earnings Before Interest Taxes, Depreciation and Amortization (EBITDA) measurements. Based on the Company’s current forecast for the fiscal third quarter ending September 29, 2013, the Company anticipates that it will be in compliance with the covenants contained in the amended Loan Agreement for the fiscal third quarter. To remain in compliance thereafter, the Company intends to seek additional financing to support its capital requirements and the Company’s ability to remain in compliance with certain loan covenants. There can be no assurance that the Company will be in compliance with all the covenants in the future, that the Company will be successful in raising additional capital or, if necessary, further amending the Loan Agreement. Should the Company not be successful in achieving these objectives, the Company may be required to renegotiate the covenants with SVB or seek alternative financing arrangements.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 30, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first and second fiscal quarters of 2013 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended December 30, 2012 included in its Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and short-term investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of June 30, 2013, the Company has short-term investments consisting solely of certificates of deposit. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 27%, 16% and 14% of accounts receivable at June 30, 2013. Two customers represented 22% and 20% of accounts receivable at December 30, 2012. Four customers accounted for 20%, 12%, 11% and 11% of revenue for the three months ended June 30, 2013. Three customers accounted for 23%, 18% and 10% of revenue for the six months ended June 30, 2013. Four customers accounted for 19%, 15%, 12% and 11% of revenue for the three months ended July 1, 2012. Three customers accounted for 17%, 14% and 11% of revenue for the six months ended July 1, 2012.

In the fiscal second quarter of 2013, the Company derived 20% of its revenue from Sagemcom and an additional 15% of its revenue from two Sagemcom contract manufacturers – Askey Computer Corporation (12%) and Jabil Industrial do Brasil Ltda. (3%). In the first six months of fiscal 2013, the Company derived 23% of its revenue from Sagemcom and an additional 20% of its revenue from two Sagemcom contract manufacturers – Askey Computer Corporation (18%) and Jabil Industrial do Brasil Ltda. (2%).

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share if their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Net loss	$(8,673)	$(2,999)	$(13,089)	$(6,704)

Weighted average number of shares, basic and diluted outstanding	71,182	69,543	70,798	69,439

Basic and diluted net loss per share	$(0.12)	$(0.04)	$(0.18)	$(0.10)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Anti-dilutive securities:
Warrants to purchase common stock	7,800	7,800	7,800	7,800
Weighted average restricted stock units	201	435	201	430
Weighted-average options to purchase common stock	17,061	11,669	17,126	11,863

	25,062	19,904	25,127	20,093

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held $2.0 million in money market funds as of both June 30, 2013 and December 30, 2012. The investments in money market funds are included in cash and cash equivalents based on their original maturity.

As of June 30, 2013 and December 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	June 30, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$1,537	$—	$1,537

	December 30, 2012
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,785	$—	$2,785

There was no unrealized loss on investments aggregated by category as of June 30, 2013.

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

The Company’s cash and investment instruments at June 30, 2013 and December 30, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of June 30, 2013 and December 30, 2012 was (in thousands):

	June 30, 2013
	Level 1	Level 2	Level 3	Total
Money market funds	$2,007	$—	$—	$2,007
Certificates of deposit	—	1,537	—	1,537

	$2,007	$1,537	$—	$3,544

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	2,785	—	2,785

	$2,006	$2,785	$—	$4,791

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	June 30, 2013	December 30, 2012
Finished goods	$2,642	$5,910
Purchased parts and raw materials	1,395	2,212

	$4,037	$8,122

The Company has an agreement with eSilicon Corporation (eSilicon) under which a majority of its day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) have been transferred to eSilicon under a master services and supply agreement (Service Agreement). Pursuant to the Service Agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors and manages these operational functions for the Company on a day-to-day basis.

As part of its Service Agreement, the Company has transferred ownership of certain work-in-process and raw material inventory to eSilicon as prepayment for the future delivery of finished goods inventory. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement are currently $0.7 million as of June 30, 2013 and $2.7 million as of December 30, 2012. The prepayments are classified in prepaid expenses and other current assets. The Company has no work-in-process inventory.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 30, 2012
Machinery and equipment	$22,152	$20,351
Software	11,301	10,852
Computer equipment	5,582	5,433
Furniture and fixtures	988	1,012
Leasehold improvements	1,820	1,887
Construction in progress	813	868

	42,656	40,403
Less: Accumulated depreciation and amortization	(33,731)	(31,634)

	$8,925	$8,769

Depreciation and amortization expense for property and equipment was $1.1 million and $1.7 million for the three months ended June 30, 2013 and July 1, 2012, respectively. Depreciation and amortization expense for property and equipment was $2.2 million and $3.1 million for the six months June 30, 2013 and July 1, 2012, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	June 30, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,868)	$957	3
Customer relationships	8,216	(8,133)	83	4

	$23,041	$(22,001)	$1,040

	December 30 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,629)	$1,196	3
Customer relationships	8,216	(7,883)	333	4

	$23,041	$(21,512)	$1,529

For the three months ended June 30, 2013 and July 1, 2012, the amortization of intangible assets was $0.2 million and $0.6 million, respectively. For the six months ended June 30, 2013 and July 1, 2012, the amortization of intangible assets was $0.5 million and $1.3 million, respectively. The estimated future amortization of purchased intangible assets as of June 30, 2013 is $0.3 million for the remainder of 2013, $0.5 million in 2014 and $0.2 in 2015.

Note 6 – Loan and Security Agreement

On January 14, 2011, the Company entered into a Loan and Security Agreement (Loan Agreement) with SVB under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. The Loan Agreement originally had a maturity date of January 14, 2013, but was subsequently extended by the February 19, 2013 amendment. Interest accrues at 0.50% on the average unused portion of the revolving line of credit. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants, the first requiring a minimum EBITDA amount, the second requiring a minimum Adjusted Quick Ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) and the third requiring a minimum amount of cash held at SVB, all of which are defined in the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect then-current business conditions.

On February 19, 2013, the Company and SVB agreed to extend the Loan Agreement through April 14, 2015 and change the financial covenants to coincide with the Company’s then-current operating plan. The financial covenants include the following: 1) a month-end minimum Adjusted Quick Ratio of 1.0:1; 2) a minimum month-end cash balance held with SVB between $8.0 million and $10.0 million; and 3) a minimum quarterly EBITDA amount between zero and $(9.0) million. Under the Loan Agreement, the Company may borrow up to $15.0 million as limited by the borrowing base calculation. The borrowing base is equal to 80% of eligible accounts receivable. Further, when the Company achieves two quarters of positive EBITDA performance, the amount the Company may borrow increases to $20.0 million, although such limit remains subject to the borrowing base calculation, however, 25% of eligible inventory may also be included in the borrowing base at that time. Interest, depending on the Company’s Asset-Based Threshold, as defined, varies from SVB’s prime rate plus 75 basis points (or LIBOR plus 325 basis points) to SVB’s prime rate plus 175 basis points. The SVB prime rate and LIBOR floors are 4.00% and 1.50%, respectively. The Company was in compliance with all of the covenants as of June 30, 2013.

As described in Note 11 – Subsequent Event – the Company and SVB amended the Loan Agreement effective August 8, 2013. Based on its current forecast for the fiscal third quarter ending September 29, 2013, the Company anticipates that it will be in compliance with all of the covenants contained in the amended Loan Agreement for the fiscal third quarter. However, the Company intends to seek additional financing to support its future capital requirements and to ensure that it remains in compliance with the covenants thereafter. There can be no assurance that the Company will be in compliance with all of the covenants in the future, that the Company will be successful in raising additional capital or, if necessary, negotiating further amendments to the Loan Agreement.

As of December 30, 2012, the Company had a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid on March 5, 2013. On March 25, 2013, the Company drew an additional advance of $5.0 million and repaid the advance on May 10, 2013. On June 24, 2013, the Company drew an additional advance of $7.5 million. Interest on advances against the line is equal to 4.75% as of June 30, 2013 and is payable monthly. The Company may prepay the advances under the revolving line in whole or in part at any time without premium or penalty.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 30, 2013	December 30, 2012
Accrued compensation and related benefits	$2,361	$3,733
Accrued rebates	737	1,936
Deferred rent	1,106	1,228
Deferred revenue	25	2,926
Accrued royalties	630	921
Warranty accrual	270	272
Other accrued liabilities	3,403	2,672

	$8,532	$13,688

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	June 30, 2013	July 1, 2012
Balance, beginning of period	$272	$602
Provision	(2)	(45)
Usage	—	(10)

Balance, end of period	$270	$547

Note 8 – Restructuring Charges

There was no restructuring activity during the first six months of fiscal 2013 and no liability as of June 30, 2013.

During the fiscal first quarter of 2012, in an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately 15%. Employees were notified on February 1 and 2, 2012 of their planned terminations. The remaining severance and benefit costs were paid in 2012. A summary of the restructuring activity that occurred in the first six months of fiscal 2012 follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of January 2, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Adjustment to provision	(30)	—	(30)
Cash payments	(1,062)	(109)	(1,171)

Balance as of July 1, 2012	$—	$109	$109

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended June 30, 2013 and July 1, 2012 was $0.6 million and $0.7 million, respectively. Rent expense for the six months ended June 30, 2013 and July 1, 2012 was $1.2 million and $1.4 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of June 30, 2013 under non-cancelable leases with original terms in excess of one year are $1.3 million for the remainder of 2013, $2.4 million in 2014, $2.1 million in 2015, $1.6 million in 2016 and $1.8 million in 2017 and thereafter.

Inventory Purchase Commitments

As of June 30, 2013, the Company had $3.1 million of inventory purchase obligations with various suppliers that are expected to be paid during the remainder of fiscal 2013.

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

Litigation

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (“District Court”), against the Company, certain then current and former directors and officers, and the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by the Company in connection with both its initial public offering in September 2005 and its follow-on offering in March 2006. On June 25, 2007, the Company filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (“Court of Appeals”). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated the District Court’s judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties agreed to mediation and on December 6, 2012 reached a tentative agreement to settle the case. The plaintiffs submitted a motion for preliminary approval of the settlement on February 28, 2013, and on March 25, 2013, the District Court held a conference and granted preliminary approval of the settlement. On July 8, 2013, the District Court entered a final judgment accepting the terms of the settlement, including a dismissal of all claims against the Company. All of the costs and expenses associated with the settlement and the litigation were fully covered by insurance.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
France	$3,908	20%	$6,287	20%	$10,367	23%	$11,447	18%
Japan	3,285	17	5,419	17	7,910	18	14,586	23
Taiwan	3,028	16	5,117	16	9,204	20	9,123	15
Germany	2,188	11	1,551	5	3,809	8	3,637	6
Korea	2,039	11	2,127	7	3,965	9	3,017	5
China	904	5	4,278	13	2,798	6	7,751	12
Hong Kong	395	2	5,627	17	1,097	2	10,357	16
United States	548	3	198	1	671	2	477	1
Other	2,820	15	1,451	4	5,446	12	2,420	4

	$19,115	100%	$32,055	100%	$45,267	100%	$62,815	100%

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

	Three Months Ended				Six Months Ended
	June 30, 2013		July 1, 2012		June 30, 2013		July 1, 2012
Broadband DSL	$9,485	50%	$19,116	59%	$22,390	50%	$38,784	62%
Communications Processors	7,845	41	9,860	31	18,670	41	17,568	28
Other	1,785	9	3,079	10	4,207	9	6,463	10

	$19,115	100%	$32,055	100%	$45,267	100%	$62,815	100%

The distribution of long-lived assets (excluding intangible assets and other assets) is as follows (in thousands):

	June 30, 2013	December 30, 2012
United States	$8,355	$8,039
Asia, predominantly India	570	730

	$8,925	$8,769

Note 11 – Subsequent Event

On August 8, 2013, the Company and SVB amended the Loan Agreement to change existing financial covenants to coincide with its current operating plan. The financial covenants include the following: 1) a minimum Adjusted Quick Ratio of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, the Company may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This quarterly report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, our anticipated cash needs, financing activities and our need for additional financing, our inventory, our anticipated tax rate, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the integration of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property and the potential outcomes of intellectual property disputes, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, expected benefits or our corporate restructuring, our ability to operate internationally and fluctuations in our stock price, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

We believe that we can offer advanced products by continuing to push existing limits in silicon, systems and firmware. We have developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Expertise in the creation and integration of digital signal processor (DSP) algorithms with advanced digital, analog and mixed signal semiconductors enables us to offer high performance, high-density and low-power asymmetric DSL (ADSL) and very-high-bit rate DSL (VDSL) products. In addition, flexible communications processor architectures with wire-speed packet processing capabilities enable high-performance end-user devices for distributing advanced digital services in the home. These products thus support service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low.

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

We incurred net losses of $8.7 million and $13.1 million, respectively, for the fiscal quarter and six months ended June 30, 2013 and had an accumulated deficit of $308.8 million as of June 30, 2013. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Our existing cash, cash equivalents and short-term investments, including draws under our revolving line of credit, are expected to be sufficient to meet anticipated cash needs through at least the end of fiscal 2013. In addition, we anticipate being in compliance with all of the covenants contained in the amended Loan Agreement for the fiscal third quarter ended September 29, 2013. To support our capital requirements and our ability to remain in compliance with certain loan covenants in the Loan and Security Agreement (Loan Agreement), we intend to seek additional financing. The amount and timing of our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

We filed a shelf registration statement on Form S-3 with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we can offer and sell up to $30.0 million of our common stock and warrants. On November 11, 2010 and December 7, 2010 we sold a total of 12.8 million shares of common stock under this Form S-3 in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting and other costs, we realized proceeds of $12.5 million. As of June 30, 2013, we have up to $16.5 million available for future issuance under this Form S-3, which expires in November of 2013.

In January 2011, we entered into a Loan Agreement with SVB under which SVB agreed to make advances to us under a revolving line of credit of up to $15.0 million. During fiscal years 2012 and 2013, we drew down on our revolving line for working capital purposes. As of June 30, 2013, $7.5 million was outstanding under the Loan Agreement. Interest on advances against the revolving line of credit is equal to 4.75% as of June 30, 2013 and is payable monthly. We may prepay the advances under the revolving line of credit, in whole or in part at any time, without premium or penalty.

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our current operating plan. The financial covenants include the following: 1) a minimum Adjusted Quick Ratio (cash, cash equivalents, short-term investments and accounts receivable divided by current liabilities net of deferred revenue) of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA (Earnings before Interest, Tax, Depreciation and Amortization) amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the revolving line of credit on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

We were incorporated in April 1999 and, through December 31, 2001, were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Over the last three years, our revenue was $191.7 million in 2010, $136.6 million in 2011 and $125.9 million in 2012.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. Our first and second quarter revenue was to some extent adversely affected by delay in the ramp in certain customers’ end markets. We expect that the delay will continue into the fiscal third quarter of 2013.

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

Our future revenue growth depends on the successful qualification and adoption of our new product platforms at service providers and network equipment manufacturers. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our product to systems that may not use our products. As is customary in our industry, from time-to-time, we elect to end-of-life products and, as a result, certain customers may enter into last time buy arrangements which could further impact revenues. Certain of our customers entered into last time buys of some products during 2012. In some cases products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers or implement multi-sourcing procurement strategies in which we participate in a diminished capacity.

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

On February 28, 2013, Mr. Michael Kelly resigned from his position as Vice President of Worldwide Sales. On March 28, 2013, Mr. Douglas Norby resigned from our Board of Directors, effective April 1, 2013. On May 6, 2013 Mr. Stu Krometis was appointed our Vice President of Worldwide Sales.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 30, 2012, and have not changed materially as of June 30, 2013.

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

Revenue continues to be distributed among a range of products and a limited number of customers. Four customers accounted for 54% of our total fiscal second quarter 2013 revenue while three customers accounted for 51% of our sales in the first six months of fiscal 2013. Revenue declined by $13.0 million, or 41%, to $19.1 million for the three months ended June 30, 2013 from $32.1 million in the three months ended July 1, 2012 and $7.1 million or 27% from $26.2 million in the fiscal first quarter of 2013. Revenue decreased by $17.5 million, or 28%, to $45.3 million in the six months ended June 30, 2013 from $62.8 million in the six months ended July 1, 2012. Revenue from legacy products continued to decline as certain products reached end of life. Revenue for the first six months included the recognition of previously deferred revenue of $2.5 million related to certain software that was fully completed and delivered during the quarter. Our customers’ inventory buildup, caused by a push out in the ramp in certain end markets, continued to have an adverse impact on our revenue, especially with our newer products. We expect that the delay will continue into the third fiscal quarter as customers continue to consume their inventory and ramp certain major products.

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

	Three Months Ended		Six Months Ended
Our Direct Customer	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Sagemcom Tunisie	20%	19%	23%	17%
Askey Computer Corporation**	12	12	18	*
Paltek Corporation	11	*	10	*
AVM Computer Systems	11	*	*	*
Flextronics Manufacturing (Hong Kong) Ltd.	*	15	*	14
NEC Asia Pacific Pte. Ltd.	*	11	*	11

*	Less than 10%
**	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
France	20%	20%	23%	18%
Japan	17	17	18	23
Taiwan	16	16	20	15
Germany	11	5	8	6
Korea	11	7	9	5
China	5	13	6	12
Hong Kong	2	17	2	16
United States	3	1	2	1
Other	15	4	12	4

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Broadband DSL	50%	59%	50%	62%
Communications Processors	41	31	41	28
Other	9	10	9	10

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	June 30, 2013	July 1, 2012	% Change	June 30, 2013	July 1, 2012	% Change
Cost of revenue	$9,813	$17,001	(42)%	$22,009	$31,654	(30)%
Research and development	12,599	12,842	(2)	26,117	26,842	(3)
Sales, general and administrative	4,866	4,648	5	9,638	9,328	3
Restructuring charges	—	(30)	nm	—	1,062	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	June 30, 2013	July 1, 2012	June 30, 2013	July 1, 2012
Cost of revenue	51%	53%	49%	50%
Research and development	66	40	59	45
Sales, general and administrative	25	15	21	19
Restructuring charges	—	nm	—	2

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

Cost of revenue decreased 42% to $9.8 million for the three months ended June 30, 2013 from $17.0 million for the three months ended July 1, 2012. Cost of revenue decreased 30% to $22.0 million for the six months ended June 30, 2013 from $31.7 million for the six months ended July 1, 2012. The decrease in cost of revenue for both the three and six month periods ended June 30, 2013 compared to the same period last year is directly attributable to our decreased sales volume and certain changes in product mix.

Our gross margins were 49% for the three months ended June 30, 2013 compared to 47% for the three months ended July 1, 2012 and 53% for the fiscal first quarter of 2013. Fiscal second quarter 2012 gross margin, however, was adversely affected by a $1.3 million charge related to a patent license agreement. Without that charge, gross margin was lower in the fiscal second quarter of 2013 versus the comparable 2012 period as we sold a lower percentage of higher margin Broadband DSL products in 2013. Although product mix and hence margins were similar in both the second and first quarters of fiscal 2013, first quarter margins benefitted from the recognition of $2.5 million of previously deferred revenue.

Our gross margins were 51% for the six months ended June 30, 2013 compared to 50% for the six months ended July 1, 2012. As noted above, gross margin for the first six months of 2013 benefitted from the recognition of $2.5 million of previously deferred revenue while 2012 was adversely affected by a $1.3 million charge related to a patent license agreement. Absent those unusual items, product mix for the first six months of fiscal 2013 versus the first six months of 2012 was unfavorable as 2013 had a lower percentage of high margin Broadband DSL products compared to the comparable 2012 six month period.

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

R&D expenses decreased $0.2 million, or 2%, to $12.6 million for the three months ended June 30, 2013 compared to $12.8 million for the three months ended July 1, 2012. Personnel costs were higher by $0.4 million as R&D personnel levels were marginally lower as of June 30, 2013 compared to July 1, 2012. Deferred compensation costs were higher by $0.2 million. Tape out costs declined by $0.4 million in the fiscal second quarter of 2013 compared to the fiscal second quarter of 2012. Depreciation costs similarly declined by $0.5 million in the fiscal second quarter of 2013 compared to the comparable 2012 period. The reduction in depreciation expense is attributable to accelerated depreciation taken in 2012 as we replaced our legacy ERP system during the first half of 2012.

R&D expenses decreased $0.7 million, or 3%, to $26.1 million for the six months ended June 1, 2013 compared to $26.8 million for the six months ended July 1, 2012. Personnel costs increased by $0.2 million while employment levels were relatively unchanged and software license fees increased by $0.4 million. These increases were offset by lower tapeout costs of $0.7 million and lower depreciation costs of $0.8 million. As noted above the reduction in depreciation expense is attributable to accelerated depreciation taken in 2012 as we replaced our legacy ERP system during the first half of 2012.

Our R&D personnel are located primarily in the United States and India. As of June 30, 2013, we had 204 people engaged in R&D of whom 63 were located in India, 138 were located in the United States and 3 were located in China. As of July 1, 2012, we had 207 people engaged in R&D of whom 70 were located in India, 134 were located in the United States and 3 were located in China.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses increased by $0.2 million for the three months ended June 30, 2013, or 5%, to $4.9 million compared to $4.6 million for the three months ended July 1, 2012. The increase is primarily attributable to higher personnel and related costs of $0.1 million as employment levels declined marginally and also attributable to higher stock compensation costs of $0.2 million. These increases were partially offset by lower depreciation of $0.1 million as discussed above.

SG&A expenses increased by $0.3 million for the six months ended June 1, 2013, or 3%, to $9.6 million compared to $9.3 million for the six months ended July 1, 2012. The increase in SG&A expenses is primarily attributable to higher stock compensation costs of $0.2 million, higher consulting costs of $0.2 million and higher marketing costs of $0.1 million. These higher costs were partially offset by lower depreciation costs of $0.2 million.

At June 30, 2013, SG&A headcount was 52 compared to 56 at July 1, 2012.

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

There has been no restructuring in the fiscal first half of 2013.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was a loss of $0.4 million both for the three months ended June 30, 2013 and the three months ended July 1, 2012. Interest income and other, net was a loss $0.4 million for the six months ended June 30, 2013 compared to a loss of $0.3 million for the six months ended July 1, 2012. Foreign exchange losses of $0.5 million for both the three and six months ended June 30, 2013 were directly attributable to declines in the Indian rupee versus the US dollar during the fiscal second quarter of 2013. During the first six months of fiscal 2013 we recognized $0.2 million on our investments. Foreign exchange losses – related to both the Indian rupee and the Euro – were $0.4 million for the second quarter of fiscal 2012 and $0.3 million for the first half of fiscal 2012.

Provision for income taxes

Income tax expense is recognized based on management’s best estimate of the annual income tax rate expected for the full financial year. The estimated annual tax rate used for the fiscal year ending December 29, 2013 is 31.2% which has been applied to income before taxes for the three and six months ended June 30, 2013. The actual tax rates for the three and six months ended June 30, 2013 were 22.8% and 34.9% after discrete items due mainly to accrual of certain withholding taxes on interest payments. The provision for income taxes was $0.1 million and $0.2 million for the three and six month periods ended June 30, 2013. The provision for income taxes was $0.2 million and $0.3 million for the three and six month periods ended July 1, 2012.

Net loss

As a result of the above factors, we had net losses of $8.7 million and $13.1 million for the three and six months ended June 30, 2013 compared to net losses of $3.0 million and $6.7 million for the three and six months ended July 1, 2012. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects and reducing overall headcount.

Liquidity and Capital Resources

Year-to-date, cash, cash equivalents and investments decreased by approximately $3.9 million to $27.3 million as of June 30, 2013 compared to $31.2 million as of December 30, 2012. Cash and short-term investments held by foreign subsidiaries were $6.4 million and $6.5 million as of June 30, 2013 and December 30, 2012, respectively.

We have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tape outs, marketing programs, travel, professional services and facilities and related costs. We believe there may be additional working capital requirements needed to fund and operate our business. We expect to finance our operations primarily through operating cash flows, existing cash and investment balances and utilization of our revolving line of credit as documented in the Loan Agreement.

The following table summarizes our statement of cash flows for the six months ended June 30, 2013 and July 1, 2012 (in millions):

	2013	2012
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$28.4	$34.8
Net cash provided by (used in) operating activities	(5.4)	1.8
Net cash used in investing activities	(0.8)	(3.7)
Net cash provided by financing activities	3.6	0.2

Cash and cash equivalents - end of period	$25.8	$33.1

On February 19, 2013, we agreed with SVB to extend our Loan Agreement through April 14, 2015 and changed the existing financial covenants to coincide with our then-current operating plan. The modified financial covenants included the following conditions: 1) a month-end minimum Adjusted Quick Ratio of 1.0:1; 2) a minimum month-end cash balance held with SVB will be between $8.0 million and $10.0 million, and 3) a minimum quarterly EBITDA amount between zero and $(9.0) million. Under the Loan Agreement we may borrow up to $15.0 million as limited by the borrowing base calculation. The borrowing base is equal to 80% of eligible accounts receivable. Further, when we have achieved two quarters of positive EBITDA performance, the amount we can borrow increases to $20.0 million, although such limit remains subject to the borrowing base calculation, however, 25% of eligible inventory may also be included in the borrowing base at that time. We were in compliance with all of the financial covenants contained in the Loan Agreement as of June 30, 2013.

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our current operating plan. The financial covenants include the following: 1) a minimum adjusted quick ratio of 1.0:1, tested on a monthly basis; 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the revolving line of credit on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

Our existing cash, cash equivalents and short-term investments, including draws under our Loan Agreement, are expected to be sufficient to meet anticipated cash needs through at least the end of fiscal 2013. To support our capital requirements and certain covenants in the amended Loan Agreement, we intend to seek additional financing. The amount and timing of our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that could restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

Operating Activities

For the six months ended June 30, 2013, we used $5.4 million of net cash in operating activities, while incurring a net loss of $13.0 million. Included in the net loss was approximately $4.4 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $3.7 million related to lower revenue, inventory of $4.1 million as revenue has declined throughout the first six months and prepaid expenses and other assets of $2.0 million as prepayments to eSilicon under our Service Agreement have declined. These items have been partially offset by lower accounts payable and accrued liabilities of $6.5 million due to lower revenue.

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

Investing Activities

During the six months ended June 30, 2013 cash used in investing activities was $0.8 million, which was comprised of purchases of property and equipment of $2.0 million and purchases of certificates of deposits of $0.9 million offset by maturities and sales of certificates of deposit of $2.1 million. Investing activities used $3.7 million for the six months ended July 1, 2012, related solely to purchases of property and equipment.

We classify our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. Any excess funds are currently invested in money funds and included in cash and cash equivalents on the balance sheet. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business and our business outlook.

Financing Activities

During the six months ended June 30, 2013 cash provided by financing activities was $3.6 million. Proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan amounted to $1.1 million for the first six months of fiscal 2013. We realized $0.2 million for similar transactions during the first six months of fiscal 2012. Net proceeds from the revolving line of credit under the Loan Agreement were $2.5 million as we drew down $12.5 million and repaid $10.0 million.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, strategic investments or purchases of common stock.

Loan and Security Agreement

On January 14, 2011, we entered into the Loan Agreement with SVB under which SVB agreed to make advances under a revolving line of credit up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of our present and future property and assets. The Loan Agreement originally had a maturity date of January 14, 2013, but was subsequently extended by the February 19, 2013 amendment. Interest accrues at 0.50% on the average unused portion of the revolving line. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants, which are related to EBITDA, Adjusted Quick Ratio and cash held with SVB, all of which are defined in the Loan Agreement.

On April 12, 2012, we amended the Loan Agreement and, among other technical changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect then-current business circumstances.

On February 19, 2013, SVB agreed to extend our Loan Agreement through April 14, 2015 and changed the financial covenants to coincide with our then-current operating plan. The financial covenants include the following conditions: 1) a minimum month-end Adjusted Quick Ratio of 1.0:1; 2) a minimum month-end cash balance held with SVB between $8.0 million and $10.0 million, and 3) a minimum quarterly EBITDA amount, between zero and $(9.0) million. Under the Loan Agreement we may borrow up to $15.0 million as limited by the borrowing base calculation. The borrowing base is equal to 80% of eligible accounts receivable. Further, when we achieve two quarters of positive EBITDA performance, the amount we may borrow increases to $20.0 million, although such limit remains subject to the borrowing base calculation, however, 25% of eligible inventory may also be included in the borrowing base at that time. Interest, depending on our Asset-Based Threshold, as defined, varies from SVB’s prime rate plus 75 basis points (or LIBOR plus 325 basis points) to SVB’s prime rate plus 175 basis points. The SVB prime rate and LIBOR floors are 4.00% and 1.50%, respectively.

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our current operating plan. The financial covenants include the following: 1) a minimum adjusted quick ratio of 1.0:1, tested on a monthly basis; 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the revolving line of credit on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

We were in compliance with all of the financial covenants contained in the Loan Agreement as of June 30, 2013 and we anticipate that we will be in compliance with the covenants contained in the amended Loan Agreement for the fiscal third quarter. However, there can be no assurance that we will be in compliance with all covenants in the future or, should it become necessary, be able to successfully negotiate further amendments to the Loan Agreement.

As of December 30, 2012, we had a $5.0 million advance against the revolving line of credit for working capital purposes. The advance was repaid on March 5, 2013. On March 25, 2013, we drew an additional advance of $5.0 million and repaid the advance on May 10, 2013. On June 24, 2013 we drew an additional advance of $7.5 million. Interest on advances against the line is equal to 4.75% as of June 30, 2013 and is payable monthly. We may prepay the advances under the revolving line of credit in whole or in part at any time without premium or penalty.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first and second fiscal quarters of 2013 that are expected to affect us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of June 30, 2013, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and to advances from our line of credit with SVB. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments currently consist of money market funds and certificates of deposit and are carried at market value. Advances against our line of credit are used to help fund operations. Advances are taken when needed and repaid when such funds are no longer necessary.

As of June 30, 2013, we had cash and cash equivalents of $25.8 million. Money market funds are considered cash equivalents and accounted for $2.0 million of the amount. Short-term investments were $1.5 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our money market funds and certificates of deposit were to change by one hundred basis points, the effect would be immaterial. As of June 30, 2013, advances against the line of credit were $7.5 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be less than $0.1 million.

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

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

In November 2006, three putative class action lawsuits were filed in the United States District Court for the Southern District of New York (“District Court”), against us, certain then current and former directors and officers, and the lead underwriters for our initial and secondary public offerings. The lawsuits were consolidated and an amended complaint was filed on April 24, 2007. The amended complaint sought unspecified damages for certain alleged misrepresentations and omissions made by us in connection with both our initial public offering in September 2005 and our follow-on offering in March 2006. On June 25, 2007, we filed motions to dismiss the amended complaint, and on March 10, 2008, the District Court dismissed the case with prejudice. On March 25, 2008, plaintiffs filed a motion for reconsideration, and on June 12, 2008, the District Court denied the motion for reconsideration. On October 15, 2008, plaintiffs appealed the District Court’s dismissal of the amended complaint and denial of its motion for reconsideration to the United States Court of Appeals for the Second Circuit (“Court of Appeals”). On September 17, 2009, the Court of Appeals affirmed the District Court’s dismissal of the amended complaint, but vacated the District Court’s judgment on the motion for reconsideration and remanded the case to the District Court for further proceedings. On June 11, 2010, plaintiffs filed a motion for leave to amend the complaint in the District Court, and on November 23, 2010, the District Court denied the motion. On January 6, 2011, plaintiffs filed a notice of appeal with the Court of Appeals. On May 25, 2012, the Court of Appeals granted plaintiffs’ appeal, finding that their proposed amended complaint succeeded in stating a claim. The case was remanded to the District Court for further proceedings, and on June 19, 2012, plaintiffs filed their Third Amended Class Action Complaint. The parties agreed to mediation and on December 6, 2012 reached a tentative agreement to settle the case. The plaintiffs submitted a motion for preliminary approval of the settlement on February 28, 2013, and on March 25, 2013, the District Court held a conference and granted preliminary approval of the settlement. On July 8, 2013, the District Court entered a final judgment accepting the terms of the settlement, including a dismissal of all claims against us. All of the costs and expenses associated with the settlement and the litigation were fully covered by insurance.

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

Risks Related to Our Financial Condition

We will need additional capital in the foreseeable future. The sale of additional shares of common stock or other securities would result in dilution to our stockholders and incurring indebtedness would result in restrictions on our operations.

Our existing cash, cash equivalents and short-term investments, including draws under our amended Loan Agreement with SVB, are expected to be sufficient to meet anticipated cash needs through at least the end of fiscal 2013. However, we intend to seek additional financing which may include the sale of additional equity securities (which would result in dilution to our stockholders) and we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financing covenants that would restrict our operations). There can be no assurance, however, that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing could have a material adverse effect on our business, liquidity and financial condition.

We rely on our revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition and liquidity.

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our current operating plan. Under the amended Loan Agreement we may borrow up to $15.0 million, subject to certain limitations. As of December 30, 2012, we had a $5.0 million advance against the Loan Agreement for working capital purposes. The advance was repaid on March 5, 2013. On March 25, 2013, we drew an additional advance of $5.0 million and repaid the advance on May 10, 2013. On June 24, 2013, we drew an additional advance of $7.5 million. The Loan Agreement is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. Although we anticipate being in compliance with all of the covenants as of September 29, 2013, to ensure that we remain in compliance thereafter, we intend to seek additional financing to support our future capital requirements. If we do not remain in compliance with any of the financial covenants contained in the Loan Agreement, we may need to obtain a waiver from SVB or an amendment to the Loan Agreement. The failure to obtain the necessary waiver or amendment could have a material adverse effect on our business, liquidity and financial condition.

Our Loan Agreement is subject to contractual and borrowing base limitations, which could adversely affect our liquidity and business.

The maximum amount we can borrow under our amended Loan Agreement is subject to contractual and borrowing base limitations which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If our accounts receivable are deemed ineligible, because, for example, they are held outside certain geographical regions or a receivable is older than 90 days, the amount we can borrow under the revolving credit facility would be reduced. These limitations could have a material adverse impact on our liquidity and business.

If we are unable to meet the financial covenants under the Loan Agreement, we may be required to obtain additional waivers or further amendments to our Loan Agreement. The failure to obtain the necessary waiver or amendment could have a material adverse effect on our business, liquidity and financial condition.

Based on our current forecast, we anticipate that we will be in compliance with the financial covenants contained in the amended Loan Agreement for the fiscal third quarter ending September 29, 2013. To meet certain covenants contained in the amended Loan Agreement thereafter, we intend to seek additional financing to support our future capital requirements.

There can be no assurance that we will be in compliance with all covenants in the future or that SVB will agree to modify the Loan Agreement, should that become necessary.

Under our amended Loan Agreement, SVB has the right to notify us if they believe we have breached a representation or covenant and, if so, may declare an event of default. If we do not cure an event of default or obtain necessary waivers within the required time periods, SVB would be permitted to accelerate the maturity of the debt under the amended Loan Agreement, foreclose upon our assets securing the debt and terminate any further commitments to lend. In addition, our ability to incur additional indebtedness could be restricted.

There can be no assurance that any waivers will be received on a timely basis, if at all, or that any waivers obtained, will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business. The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

Covenants and restrictions in our Loan Agreement require us to meet certain financial criteria and limit our operating and strategic flexibility.

Our amended Loan Agreement with SVB contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. The covenants require us to, among other things, maintain a minimum month-end Adjusted Quick Ratio of 1.0:1; a minimum month-end cash balance held with SVB between $10.0 million and $25.0 million as specified in the Loan Agreement for each quarter; and a minimum quarterly EBITDA amount between zero and $(10.0) million as specified in the Loan Agreement for each quarter. The restrictions limit our ability to, or do not permit us to:

•	incur additional debt;

•	create liens;

•	redeem and prepay certain debt;

•	pay cash dividends, make other distributions or repurchase stock;

•	make investments;

•	engage in asset sales outside the ordinary course of business;

•	enter into certain transactions with affiliates;

•	engage in certain mergers and acquisitions; and

•	make certain capital expenditures.

Events beyond our control could affect our ability to comply with these covenants and restrictions. Failure to comply with any of these covenants and restrictions would result in a default under the Loan Agreement. A default would permit SVB to accelerate the maturity of the debt under the Loan Agreement, foreclose upon our assets securing the debt and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Loan Agreement may significantly impair our ability to obtain other debt or equity financing.

Risks Related to Our Customers and Markets

We are in a product transition phase and we may not be able to adequately develop, market or sell new products.

Revenues from certain existing products are decreasing as these products near end-of-life. Beginning in the third fiscal quarter of 2012, we began selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175 and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, accepted later than anticipated or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of the new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract new significant customers could adversely impact our revenue and harm our business.

We have in the past and expect in the future to derive a substantial portion of our revenue from sales to a relatively small number of customers. Our 10 largest customers accounted for approximately 80% of our revenue in 2012. The composition of these customers has varied in the past, and we expect that it will continue to vary over time. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions. The following customers accounted for more than 10% of our revenue in the periods indicated below:

	Year Ended		Six Months Ended
Direct Customer	January 1, 2012	December 30, 2012	June 30, 2013
Sagemcom Tunisie	20%	19%	23%
Askey Computer Corporation**	*	13	18
Paltek Corporation	10	*	10
Flextronics International	*	12	*

*	Less than 10%
**	Askey is a contract manufacturer for Sagemcom.

Our lack of long-term agreements with our customers could have a material adverse effect on our business.

We typically do not have contracts with our major customers that obligate them to purchase any minimum amount of products from us. Sales to these customers are made pursuant to purchase orders, which typically can be canceled or modified up to a specified point in time, which may be after we have incurred significant costs related to the sale. If any of our key customers reduced significantly or canceled its orders, our business and operating results could be adversely affected. Because many of our semiconductor products have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products which may happen if they experience lower than anticipated demand or cancel a program, which could have a material adverse effect on our business.

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

Many of our competitors may have stronger manufacturing subcontractor relationships than we have and longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share in our existing markets and our revenue may fail to increase or may decline.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” At any given time, we are competing for one or more of these design wins. We often incur significant expenditures over multiple fiscal quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time to time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.

We have had a history of losses, and future losses or the inability achieve or sustain profitability in the future may adversely impact our relationships with customers and potential customers and, therefore, financial condition and liquidity.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $308.8 million as of June 30, 2013. To achieve profitability, we will need to generate and sustain higher revenue and to improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability.

Our operating results have fluctuated significantly over time and are likely to continue to do so, and as a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, often connected with or in anticipation of maturing product cycles and declines in general economic conditions. To respond to these downturns, some service providers have decreased their capital expenditures, changed their purchasing practices to use refurbished equipment rather than purchasing new equipment, canceled or delayed new deployments, and taken a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, has reduced the demand for new semiconductors by our direct customers which could result in significant fluctuations of revenue as the economy changes. Any future downturns may reduce our revenue and could result in our accumulating excess inventory. By contrast, any upturn in the semiconductor industry could result in increased demand and competition for limited production capacity, which may affect our ability to ship products and prevent us from benefiting from such an upturn. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Fluctuations in our expenses could affect our operating results.

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, addressing technical issues arising from development efforts, unanticipated tapeout cost, costs associated with additional or unanticipated costs for manufacturing or components increasing without notice because we do not have formal pricing arrangements with our subcontractors, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore it may be necessary to take other measures to align expenses with revenue, including, as we have done in the past, implementing a corporate restructuring plan that may include a reduction in force.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues into 2013, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install or discontinue purchasing broadband services in their homes in order to save money in an uncertain economic climate, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

Our common stock previously traded below $1.00 and was subject to delisting from the NASDAQ Capital Market. If our common stock trades below $1.00 in the future, our stock could be subject to delisting, which action could adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on the NASDAQ Capital Market under the symbol “IKAN.” The NASDAQ Capital Market has a number of continued listing requirements, including the requirement contained in NASDAQ Marketplace Rule 5810(c)(3)(A), which generally requires the minimum closing bid price remain at a $1.00 or more per share. In or about September of 2011, the closing bid price for our stock was consistently below $1.00. On June 14, 2012 we were notified by NASDAQ that we were being provided 180 calendar days from June 14, 2012, or until December 10, 2012, to regain compliance with this continued listing requirement. Since September 10, 2012, the closing bid price of our common stock has been at $1.00 or more per share. Subsequently, NASDAQ provided written notice that we had regained compliance with Marketplace Rule 5810(c)(3)(A). However, there can be no guarantee that we will be able to remain in compliance with NASDAQ’s continued listing requirements.

If, in the future, our common stock trades below $1.00 per share for a specified period of time, we could again be subject to delisting. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock, our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Our ability to develop and deliver new semiconductor products successfully will depend on various factors, including our ability to:

•	successfully integrate our products with our OEM customers’ products;

•	gain market acceptance of our products and our OEM customers’ products;

•	accurately predict market requirements and evolving industry standards;

•	accurately define new semiconductor products;

•	timely complete and introduce new product designs or features;

•	timely qualify and obtain industry interoperability certification of our products and the equipment into which our products will be incorporated;

•	ensure that our subcontractors have sufficient foundry capacity and packaging materials and achieve acceptable manufacturing yields; and

•	shift our products to smaller geometry process technologies to achieve lower cost and higher levels of design integration.

If we are unable to develop and introduce new semiconductor products successfully in a cost-effective and timely manner, we will not be able to attract new customers or retain our existing customers, which would harm our business.

If we do not successfully manage our inventory in the transition process to next generation semiconductor products, our operating results may be harmed.

If we are successful in developing new semiconductor products ahead of competitors but do not cost-effectively manage our inventory levels of existing products when making the transition to the new semiconductor products, our financial results could be negatively affected by high levels of obsolete inventory and our operating results would be harmed.

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

Our product margins vary widely by product and customer. As a result, a change in the sales mix of our products could have an impact on forecasted revenue and margins. For example, our Broadband DSL product family generally has higher margins as compared to our Communication Processor product family. Furthermore, the product margins within our Broadband DSL product family can vary based on the type and performance of deployment being used as customers typically pay higher selling prices for higher performance. While we forecast a future product mix and make purchase decisions based on that forecast, actual results can be materially different which could negatively impact our revenue and margins.

Any defects in our products could harm our reputation, customer relationships and results of operations.

Our products may contain undetected defects, errors or failures, which may not become apparent until the products are deployed in commercial applications and other equipment. Consequently, customers may discover errors after the products have been deployed. The occurrence of any defects, errors or failures could result in:

•	cancellation of orders;

•	product returns, repairs or replacements;

•	monetary or other accommodations to our customers;

•	diversion of our resources;

•	legal actions by customers or customers’ end users;

•	increased insurance costs; and

•	other losses to us or to customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of products and loss of sales, which could negatively affect our business and results of operations. As our products become even more complex in the future, this risk may intensify over time and may result in increased expenses.

The semiconductor industry is highly cyclical, which may cause our operating results to fluctuate.

We operate in the highly cyclical semiconductor industry. This industry is characterized by wide fluctuations in product supply and demand. In the past, the semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles and declines in general economic conditions. Even if demand for our products remains constant, a lower level of available foundry capacity could increase our costs, which would likely have an adverse impact on our results of operations.

Recent changes in our senior management positions could negatively affect our operations and relationships with our customers and employees.

We have experienced recent changes in our senior management team, the resignations of our Vice President of Program Management in April 2012 and our Vice President of Sales in March 2013 and the appointments of our new President and Chief Executive officer in June 2012, our new Vice President of Operations in September 2012, our new Vice President of Marketing in February 2013 and our new Vice President of Sales in May 2013. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact our product development and sales.

Our future success depends on our ability to continue to attract, retain and motivate our senior management team as well as qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers and systems and algorithms engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm the perception of our business. We may also incur increased operating expenses and be required to divert the attention of our senior management to recruit replacements for key employees. Also, our depressed common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for key employees, which could harm our ability to provide technologically competitive products.

Further the changes in senior management and the multiple restructurings and reductions in workforce have had and may continue to have a negative effect on employee morale and the ability to attract and retain qualified personnel.

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

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with eSilicon Corporation (eSilicon) and its subcontractors could significantly disrupt shipment of our products, impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and currently use multiple third party wafer foundries and factory subcontractors, located primarily in Israel, Malaysia, the Philippines, Singapore and Taiwan to manufacture, assemble and test all of our current semiconductor devices. While we have worked with multiple suppliers, generally each product is made by one foundry and one assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products on time. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems. In 2012, we entered into the Service Agreement with eSilicon to handle our Master Services. We began the transition of our Master Services in the fiscal second quarter of 2012 and completed the majority of the transition by the end of fiscal year 2012. We will be dependent on eSilicon and, in turn, its suppliers to deliver our products on time as noted above.

If we and/or eSilicon were to need to qualify a new facility to meet our capacity, or if a foundry or subcontractor ceased working with eSilicon, as has happened to us in the past, or if production is disrupted, we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

In the event that we or eSilicon seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we have used and eSilicon will use a limited number of independent wafer foundries to manufacture all of our semiconductor products which could expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries are unable to meet our semiconductor requirements. Additional wafer foundries may be sought to meet our future requirements but the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If qualification cannot be met in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share and operating results would suffer as a result.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which could be costly and negatively impact our operating results.

Although we have purchase order commitments to supply specified levels of products to our OEM customers, neither we nor eSilicon have a guaranteed level of production capacity from any of our foundries or subcontractors’ facilities that we depend upon to produce semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and eSilicon or its foundries and subcontractors may not be able to meet our requirements in a timely manner, or at all.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with eSilicon that could be costly and negatively affect our operating results, including minimum order quantities over extended periods, and higher costs to secure necessary lead-times.

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

We place orders with our suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. If we do not accurately forecast customer demand, we may forego revenue opportunities, lose market share, damage customer relationships or allocate resources to manufacturing products that we may not be able to sell. As a result, as we experienced in the past, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and create a drain on our liquidity. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have in the past, and may in the future, experience some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which has resulted in reduced manufacturing yields, delays in product deliveries and increased product costs and expenses. Additionally, upfront expenses associated with smaller geometry process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation required to defend such claims could result in significant expenses and diversion of our resources.

Companies in the semiconductor industry and intellectual property holding companies often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ intellectual property rights. We may in the future be engaged in litigation with parties who claim that we have infringed their intellectual property rights or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any future lawsuits. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. In addition, a court could issue a preliminary or permanent injunction that would require us to withdraw or recall certain products from the market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

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

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. Our pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be held invalid or unenforceable in court. While we are not currently aware of any misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in foreign countries where we have not applied for patent protections and, even if such protections were available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to us, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and it is not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would be harmed.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

The effects of regulation on our customers or the industries in which they operate may materially and adversely impact our business. For example, various governments around the world have considered, and it is anticipated that others may consider, regulations that would limit or prohibit sales of certain telecommunications products manufactured in China. If these rules apply to equipment containing our semiconductor products, such regulation could reduce sales of our products and have a negative effect on our operating results.

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

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside the United States, and have a significant portion of our research and development team located in India. In addition, 97% of our revenue for the quarter ended June 30, 2013 and 99% of our revenue for the fiscal year ended December 30, 2012 were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including but not limited to:

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

Because we are currently almost wholly dependent on our foreign sales, as well as our research and development facilities located off-shore and operations in foreign jurisdictions, any of the factors described above could significantly harm our ability to produce quality products in a timely and cost effective manner, and increase or maintain our foreign sales.

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

Several of our subcontractors’ facilities that manufacture, assemble and test our products and five of our wafer foundries are located in Malaysia, the Philippines, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and will be subject to additional seismic activities in the future. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our products in general. Our headquarters in California is also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

The closing sales price of our common stock for the period of January 1, 2007 to June 30, 2013 has ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

If the securities analyst who currently publishes reports on us does not continue to publish research or reports about our business, or if he issues an adverse opinion regarding our common stock, the market price of our common stock price and trading volume could decline.

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

Due to the significant number of shares of our common stock that the Tallwood Investors hold as discussed below, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including a takeover attempt, and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised for the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by Tallwood Investors represented approximately 41% of the outstanding shares of our common stock (excluding the exercise of warrants) as of June 30, 2013. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 47% of the outstanding shares of our common stock. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in us in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

IKANOS COMMUNICATIONS, INC.

Dated: August 12, 2013	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 12, 2013	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 30, 2013

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