Form 10-Q
period 2013-09-29
IKANOS COMMUNICATIONS
filed 2013-10-30
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 29, 2013

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 71,786,975 as of October 22, 2013.

IKANOS COMMUNICATIONS, INC.

FORM 10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$22,139	$28,391
Short-term investments	3,506	2,785
Accounts receivable	13,843	15,748
Inventory	1,571	8,122
Prepaid expenses and other current assets	3,640	5,892

Total current assets	44,699	60,938
Property and equipment, net	8,775	8,769
Intangible assets, net	837	1,529
Other assets	2,250	2,612

	$56,561	$73,848

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving Line	$10,800	$5,000
Accounts payable	6,206	5,679
Accrued liabilities	8,771	13,688

Total current liabilities	25,777	24,367
Long-term liabilities	2,105	2,854

Total liabilities	27,882	27,221
Commitments and contingencies (Note 9)
Stockholders’ equity	28,679	46,627

	$56,561	$73,848

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Revenue	$16,900	$31,375	$62,167	$94,190
Cost of revenue	8, 263	16,620	30,272	48,274

Gross profit	8,637	14,755	31,895	45,916

Operating expenses:
Research and development	12,455	16,581	38,572	43,423
Selling, general and administrative	4,589	4,507	14,227	13,835
Restructuring charges	—	—	—	1,062

Total operating expenses	17,044	21,088	52,799	58,320

Loss from operations	(8,407)	(6,333)	(20,904)	(12,404)
Interest income and other, net	(147)	61	(507)	(251)

Loss before provision for income taxes	(8,554)	(6,272)	(21,411)	(12,655)
Provision for income taxes	111	85	343	406

Net loss	$(8,665)	$(6,357)	$(21,754)	$(13,061)

Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.31)	$(0.19)

Weighted average number of shares (basic and diluted)	71,662	69,788	71,086	69,555

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net loss	$(8,665)	$(6,357)	$(21,754)	$(13,061)
Other comprehensive loss, net of tax	—	—	—	—

Comprehensive loss	$(8,665)	$(6,357)	$(21,754)	$(13,061)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 29, 2013	September 30, 2012
Cash flows from operating activities:
Net loss	$(21,754)	$(13,061)
Adjustments to reconcile net loss to net cash provided (used) by operating activities:
Depreciation and amortization	3,274	4,228
Stock-based compensation expense	2,650	2,017
Amortization of intangible assets and acquired technology	692	1,828
Restructuring charges	—	(30)
Changes in assets and liabilities:
Accounts receivable	1,905	(1,380)
Inventory	6,551	3,118
Prepaid expenses and other assets	2,614	(5,661)
Accounts payable and accrued liabilities	(5,287)	8,425

Net cash used in operating activities	(9,355)	(516)

Cash flows from investing activities:
Purchases of property and equipment	(3,132)	(6,020)
Purchases of investments	(4,679)	(2,916)
Proceeds from investment maturities	3,958	—

Net cash used in investing activities	(3,853)	(8,936)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	1,156	210
Proceeds from Revolving Line	23,300	5,000
Repayments to the Revolving Line	(17,500)	—

Net proceeds from financing activities	6,956	5,210

Net decrease in cash and cash equivalents	(6,252)	(4,242)
Cash and cash equivalents at beginning of period	28,391	34,760

Cash and cash equivalents at end of period	$22,139	$30,518

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (Ikanos or the Company) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of silicon and integrated firmware for interactive multi-play broadband. The Company develops and markets end-to-end products that enable carriers to offer enhanced multi-play services, including voice, video and data. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. Flexible communication processor architecture with wire-speed packet processing capabilities enables high-performance end user devices for distributing advanced services in the home. These products thereby support telecommunications services providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by service providers in Asia, Europe and North America.

The accompanying consolidated financial statements of the Company have been prepared on a basis which assumes that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Liquidity

The Company incurred a net loss of $8.7 million and $21.8 million for the quarter and nine months ended September 29, 2013, respectively, and had an accumulated deficit of $317.5 million as of September 29, 2013. The Company incurred a net loss of $17.6 million for the year ended December 30, 2012 and had an accumulated deficit of $295.7 million as of December 30, 2012.

Further, the Company is reliant upon an existing revolving line of credit (Revolving Line) under its Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) to help fund its operations. This facility is subject to certain affirmative, negative and financial covenants. On February 19, 2013 these covenants were revised to reflect the Company’s then-current operating plan. The Company further amended the Loan Agreement effective August 8, 2013. The August 8, 2013 amendment to the Loan Agreement changed existing financial covenants relating to minimum cash held with SVB and Earnings Before Interest Taxes, Depreciation and Amortization (EBITDA) measurements. The Company is in compliance with all covenants as of September 29, 2013. However, based on the Company’s current forecast for the fiscal fourth quarter ending December 29, 2013, the Company anticipates that it will not be in compliance with the covenants contained in the amended Loan Agreement for the fiscal fourth quarter ending December 29, 2013. The Company is seeking additional financing to resolve this non-compliance and has filed a Registration Statement on Form S-1 (Form S-1) with the Securities and Exchange Commission (SEC) on August 23, 2013 covering the offer and sale of up to $30.0 million of its common stock.

Given current global macroeconomic conditions, the overall competitive climate of the industry the Company operates in, its current business plans and the ongoing decline in revenues, and if its revenues decline or operating costs increase, the Company may be unable to maintain compliance with one or more of the covenants in its Loan Agreement. This may require the Company to take other actions to generate adequate cash flows or earnings to ensure continued compliance and fund its future capital requirements. There can be no assurance that the Company will be in compliance with all of the covenants in the future, that the Company will be successful in raising additional capital or, if necessary, further amending the Loan Agreement. Should the Company not be successful in achieving these objectives, the Company may be required to renegotiate the covenants with SVB or seek alternative financing arrangements. As a result of the Company’s recurring losses from operations, its accumulated deficit, and the need to raise additional capital to remain in compliance with certain debt covenants and fund its operating and capital requirements there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. The Company also intends to seek additional financing to support its capital requirements and to remain in compliance with certain loan covenants. The amount and timing of these future capital requirements will depend upon many factors including the Company’s rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products. There can be no assurance that sufficient debt or equity financing will be available at all or, if available, that such financing will be on terms and conditions acceptable to the Company. If the Company is unable to secure additional funds it will need to implement significant cost reduction strategies that could limit the Company’s development activities and impact its long-term business plan.

The Company continues to monitor its expected future performance and has the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that the Company’s plans will be successful in achieving its objectives or generating the additional savings and earnings contributions. Should the Company not be successful in achieving its objectives, the Company may be required to renegotiate the covenants with its lender, refinance the debt or secure funds through the issuance of additional equity or debt.

During fiscal 2012, the price of the Company’s common stock fell below NASDAQ’s $1.00 continued listing requirement. Since that time the price of the Company’s common stock has traded above $1.00 for more than 10 consecutive trading days and is, therefore, not currently subject to delisting. If the price were to fall below the requirement in the future for a specified period of time, the Company would again be subject to delisting and thereby could lose its eligibility for quotation on the NASDAQ. Given this and other market conditions, there can be no assurance that, should the Company need additional funds, sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (GAAP), the rules and regulations of the Securities and Exchange Commission (SEC) and accounting policies consistent with those applied in preparing the Company’s audited annual consolidated financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this Quarterly Report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Registration Statement on Form S-1 filed on August 23, 2013.

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 29, 2013 are not necessarily indicative of the results that may be expected for the fiscal year ending December 29, 2013 or for any other future period.

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

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first three fiscal quarters of 2013 that are expected to affect the Company.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Form S-1 and have not changed materially as of September 29, 2013.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and short-term investments. Cash and cash equivalents and short-term investments are held with a limited number of financial institutions. Deposits and short-term investments held with these financial institutions may exceed the amount of insurance provided on such deposits and short-term investments. Management believes that the financial institutions that hold the Company’s deposits and short-term investments are credit worthy and, accordingly, minimal credit risk exists with respect to those accounts. As of September 29, 2013, the Company has short-term investments consisting solely of certificates of deposit. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders placed by a small number of customers recorded in any particular reporting period. Three customers represented 42%, 13% and 12% of accounts receivable at September 29, 2013. Two customers represented 22% and 20% of accounts receivable at December 30, 2012. Four customers accounted for 32%, 11%, 11% and 10% of revenue for the three months ended September 29, 2013. Three customers accounted for 25%, 14% and 10% of revenue for the nine months ended September 29, 2013. Three customers accounted for 22%, 14%, and 10% of revenue for the three months ended September 30, 2012. Four customers accounted for 19%, 12%, 11% and 10% of revenue for the nine months ended September 30, 2012.

In the fiscal third quarter of 2013, the Company derived 32% of its revenue from Sagemcom and an additional 3% of its revenue from Askey Computer Corporation, a Sagemcom contractor. In the first nine months of fiscal 2013, the Company derived 25% of its revenue from Sagemcom and an additional 16% of its revenue from two Sagemcom contract manufacturers – Askey Computer Corporation (14%) and Jabil Industrial do Brasil Ltda. (2%).

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Net loss	$(8,665)	$(6,357)	$(21,754)	$(13,061)

Weighted average number of shares, basic and diluted outstanding	71,662	69,788	71,086	69,555

Basic and diluted net loss per share	$(0.12)	$(0.09)	$(0.31)	$(0.19)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Anti-dilutive securities:
Warrants to purchase common stock	7,800	7,800	7,800	7,800
Weighted average restricted stock units	34	228	42	236
Weighted-average options to purchase common stock	18,407	14,654	17,553	12,793

	26,241	22,682	25,395	20,829

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company had no investments in money market funds as of September 29, 2013. The Company had $2.0 million of investments in money market funds as of December 30, 2012. The investments in money market funds were included in cash and cash equivalents based on their original maturity.

As of September 29, 2013 and December 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	September 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,506	$—	$3,506

	December 30, 2012
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,785	$—	$2,785

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

The Company’s cash and investment instruments at September 29, 2013 and December 30, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of September 29, 2013 and December 30, 2012 was (in thousands):

	September 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,506	$—	$3,506

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	2,785	—	2,785

	$2,006	$2,785	$—	$4,791

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	September 29, 2013	December 30, 2012
Finished goods	$882	$5,910
Raw materials	689	2,212

	$1,571	$8,122

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

As part of its Service Agreement, the Company has transferred ownership of certain work-in-process and raw materials to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $0.3 million as of September 29, 2013 and $2.7 million as of December 30, 2012. The prepayments are classified in prepaid expenses and other current assets. As of September 29, 2013, the Company has $2.7 million of purchase obligations with eSilicon.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 29, 2013	December 30, 2012
Machinery and equipment	$22,734	$20,351
Software	11,511	10,852
Computer equipment	5,599	5,433
Furniture and fixtures	988	1,012
Leasehold improvements	1,834	1,887
Construction in progress	907	868

	43,573	40,403
Less: Accumulated depreciation and amortization	(34,798)	(31,634)

	$8,775	$8,769

Depreciation and amortization expense for property and equipment was $1.1 million for both the three months ended September 29, 2013 and September 30, 2012, respectively. Depreciation and amortization expense for property and equipment was $3.3 million and $4.2 million for the nine months ended September 29, 2013 and September 30, 2012, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	September 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,988)	$837	3
Customer relationships	8,216	(8,216)	—	—

	$23,041	$(22,204)	$837

	December 30, 2012
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(13,629)	$1,196	3
Customer relationships	8,216	(7,883)	333	4

	$23,041	$(21,512)	$1,529

For the three months ended September 29, 2013 and September 30, 2012, the amortization of intangible assets was $0.2 million and $0.6 million, respectively. For the nine months ended September 29, 2013 and September 30, 2012, the amortization of intangible assets was $0.7 million and $1.8 million, respectively. The estimated future amortization of purchased intangible assets as of September 29, 2013 is $0.1 million for the remainder of 2013, $0.5 million in 2014 and $0.2 million in 2015.

Note 6 – Loan and Security Agreement

On January 14, 2011, the Company entered into a Loan Agreement with SVB under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. The Loan Agreement originally had a maturity date of January 14, 2013, but was subsequently extended by the February 19, 2013 amendment. Interest accrues at 0.50% on the average unused portion of the revolving line of credit. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants, the first requiring a minimum quarterly EBITDA amount, the second requiring a minimum monthly Adjusted Quick Ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) and the third requiring a minimum monthly amount of cash held at SVB, all of which are defined in the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended and, among other changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect then-current business conditions.

On February 19, 2013, the Company and SVB agreed to extend the Loan Agreement through April 14, 2015 and change the financial covenants to coincide with the Company’s then-current operating plan. The financial covenants include the following: 1) a month-end minimum Adjusted Quick Ratio (cash, cash equivalents, short-term investments and accounts receivable divided by current liabilities net of deferred revenue) of 1.0:1; 2) a minimum month-end cash balance held with SVB between $8.0 million and $10.0 million; and 3) a minimum quarterly EBITDA amount between zero and $(9.0) million. Under the Loan Agreement, the Company may borrow up to $15.0 million as limited by the borrowing base calculation. The borrowing base is equal to 80% of eligible accounts receivable. Further, when the Company achieves two quarters of positive EBITDA performance, the amount the Company may borrow increases to $20.0 million, although such limit remains subject to the borrowing base calculation with 25% of inventory eligible to be included in the borrowing base at that time. Interest, depending on the Company’s Asset-Based Threshold, as defined, varies from SVB’s prime rate plus 75 basis points (or LIBOR plus 325 basis points) to SVB’s prime rate plus 175 basis points. The SVB prime rate and LIBOR floors are 4.00% and 1.50%, respectively.

On August 8, 2013, the Company and SVB amended the Loan Agreement to change existing financial covenants to coincide with its then current operating plan. The revised financial covenants include the following: 1) a minimum Adjusted Quick Ratio of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, the Company may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%. As of September 29, 2013, the Company was in compliance with all of its financial covenants. However, based on its current forecast for the fiscal fourth quarter ending December 29, 2013, the Company anticipates that it will not be in compliance with all of the covenants contained in the amended Loan Agreement for the fiscal fourth quarter. Therefore, the Company is seeking additional financing to support its future capital requirements and its ability to remain in compliance with its loan covenants.

As of December 30, 2012, the Company had a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid during the fiscal first quarter of 2013. Subsequently, during the first fiscal quarter, the Company drew an additional advance of $5.0 million and repaid the advance during the second fiscal quarter of 2013. Later during the fiscal second quarter, the Company drew an additional advance of $7.5 million and repaid the advance during the fiscal third quarter. Later in the fiscal third quarter, the Company drew an advance of $10.8 million. Interest on advances against the Loan Agreement is equal to 6.5% simple interest on the outstanding principal as of September 29, 2013 and is payable monthly. The Company may prepay the advances under the Loan Agreement in whole or in part at any time without premium or penalty. As noted, all cash collections are applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 29, 2013	December 30, 2012
Accrued compensation and related benefits	$2,577	$3,733
Accrued rebates	498	1,936
Deferred rent	1,042	1,228
Deferred revenue	329	2,926
Accrued royalties	605	921
Warranty accrual	240	272
Other accrued liabilities	3,480	2,672

	$8,771	$13,688

The following table summarizes the activity related to warranty (in thousands):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Balance, beginning of period	$272	$602
Provision	21	(45)
Usage	(53)	(10)

Balance, end of period	$240	$547

Note 8 – Restructuring Charges

There was no restructuring activity during the first nine months of fiscal 2013 and no liability as of September 29, 2013.

During the fiscal first quarter of 2012, in an effort to align the Company’s operating expenses to its projected revenue forecast, the Board of Directors approved, and management initiated, a corporate restructuring plan that included a reduction in force of approximately 15%. A summary of the restructuring activity that occurred in the first nine months of fiscal 2012 follows (in thousands):

	Severance and Benefits	Software Tools	Total
Balance as of January 1, 2012	$—	$218	$218
Restructuring charges	1,092	—	1,092
Adjustment to provision	(30)	—	(30)
Cash payments	(1,062)	(218)	(1,280)

Balance as of September 30, 2012	$—	$—	$—

Note 9 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for both the three months ended September 29, 2013 and September 30, 2012 was $0.6 million. Rent expense for the nine months ended September 29, 2013 and September 30, 2012 was $1.8 million and $2.0 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of September 29, 2013 under non-cancelable leases with original terms in excess of one year are $0.7 million for the remainder of 2013, $2.5 million in 2014, $2.1 million in 2015, $1.6 million in 2016 and $1.8 million in 2017 and thereafter.

Inventory Purchase Commitments

As of September 29, 2013, the Company had $2.7 million of inventory purchase obligations with eSilicon that are expected to be paid during the remainder of fiscal 2013.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to its contractual indemnification provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws and applicable Delaware law. To date, the Company has not incurred any costs under these indemnity agreements or provisions.

Litigation

From time to time, the Company and its subsidiaries are parties to litigation matters and claims in the normal course of business, which have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment. The Company is subject to claims and litigation arising in the ordinary course of business, however, it does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on the Company’s consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on the Company’s consolidated results of operations, financial position or cash flows.

Note 10 – Income Taxes

The income tax provision was $0.1 million both for the three months ended September 29, 2013 and September 30, 2012. The income tax provision was $0.3 million and $0.4 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. The actual tax rates for the three and nine months ended September 29, 2013 were 44.1% and 37.75% after discrete items due mainly to updated assessments of uncertain tax positions related to foreign taxes.

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets include amounts related to: net operating loss carry forwards; depreciation and amortization; research and development and other credits; accrued reserves and other; and stock-based compensation.

During the first nine months of fiscal 2013, the Company’s net operating loss carry forward component of deferred tax assets increased from $7.0 million as of December 30, 2012 to $37.4 million as of September 29, 2013. All other components did not change materially. The increase is partially attributable to losses incurred during the first nine months of fiscal 2013. In addition, during the fiscal third quarter ended September 29, 2013, in association with the completion of the Company’s 2012 year-ended tax return and the completion of obtaining necessary evidence to review the final treatment of the closing of the Singapore tax structure, including an assessment of the relevant tax laws and applicable deductions, the Company determined that the available net operating losses could include additional loss deductions which were included in the tax return. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the majority of its deferred tax assets will not be realizable in future periods. Consistent with this, the Company has applied a valuation allowance to offset completely both the increase in and the total value of the net operating loss carryforwards. Accordingly there is no effect on net income for the three and nine months ended September 29, 2013 and no significant effect on the Company’s assets and liabilities as of September 29, 2013.

Note 11 – Significant Customer Information and Segment Reporting

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

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region, for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing and sale of semiconductors.

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
France	$5,473	33%	$8,305	26%	$15,809	26%	$19,751	21%
Japan	3,509	21	4,666	15	11,419	18	19,251	20
Taiwan	2,044	12	5,903	19	11,248	18	15,026	16
Germany	2,038	12	1,555	5	5,893	10	5,192	6
Korea	1,659	10	1,646	5	5,624	9	4,663	5
China	1,072	6	3,896	12	3,870	6	11,628	12
Hong Kong	171	1	3,626	12	1,268	2	13,983	15
United States	748	4	64	—	1,418	2	541	1
Other	186	1	1,714	6	5,618	9	4,155	4

	$16,900	100%	$31,375	100%	$62,167	100%	$94,190	100%

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

	Three Months Ended				Nine Months Ended
	September 29, 2013		September 30, 2012		September 29, 2013		September 30, 2012
Broadband DSL	$8,086	48%	$17,313	55%	$30,477	49%	$56,098	60%
Communications Processors	7,762	46	11,987	38	26,432	43	29,555	31
Other	1,052	6	2,075	7	5,258	8	8,537	9

	$16,900	100%	$31,375	100%	$62,167	100%	$94,190	100%

The distribution of long-lived assets (excluding intangible assets and other assets) is as follows (in thousands):

	September 29, 2013	December 30, 2012
United States	$8,272	$8,039
Asia, predominantly India	503	730

	$8,775	$8,769

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), that involve substantial risks and uncertainties. All statements other than statements of historical facts contained in this document, including statements regarding our future financial position, our anticipated cash needs, financing activities and our need for additional financing, our inventory, our anticipated tax rate, business strategy, plans and objectives of management for future operations, forecasts regarding the broadband market, market trends, our competitive status, our product development, our product marketing and inventory, technological developments, the features, benefits and performance of our current and future products, our compliance with governmental rules, our ability to adapt to industry standards, future price reductions, our future liquidity and cash needs, management of our expenses, anticipated demand for our products, customer relationships, the effectiveness of our senior management, our dependence on our senior management and our ability to attract and retain key personnel, our ability to use of third party intellectual property, the effect of one large stockholder group on our common stock, qualification of foundries and our foundries’ capacities, our ability to deliver quality products with acceptable manufacturing yields, current and potential litigation, the expected benefits of our intellectual property portfolio, our ability to protect our intellectual property, our expected future operating costs and expenses, our internal controls, exchange rates, investment and foreign currency exposure, potential new competitors, sources of revenue, our continued growth, dependency and concentration of customer base, use of proceeds, the expected impact of various accounting policies and rules adopted by the Financial Accounting Standards Board and our accounting policy estimates, our future office space needs, our ability to operate internationally and fluctuations in our stock price, are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms or other similar expressions. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions described under the caption “Risk Factors” and elsewhere in this document, regarding, among other things:

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto contained in our Registration Statement on Form S-1 filed with the Securities and Exchange Commission on August 23, 2013.

In this Quarterly Report on Form 10-Q, references to “Ikanos,” “we,” “us,” “our” or the “Company” means Ikanos Communications, Inc. and our subsidiaries except where it is made clear that the term means only the parent company.

Overview

We were incorporated in April 1999 and commenced commercial shipment of our products in the fourth quarter of 2002. We are a provider of silicon and integrated firmware for interactive multi-play broadband. Our broadband DSL, communications processors and other offerings power access infrastructure and customer premises equipment (CPE) for many of the world’s leading network equipment manufacturers and telecommunications service providers. Our products are at the core of digital subscriber line access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs) and residential gateways (RGs). Our products have been deployed by service providers in Asia, Europe and North America.

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

We outsource all of our semiconductor fabrication, assembly and test functions, which allows us to focus on the design, development, sales and marketing of our products and reduces the level of our capital investment. Our direct customers consist primarily of original design manufacturers (ODMs), contract manufacturers (CMs), network equipment manufacturers (NEMs) and original equipment manufacturers (OEMs), who, in turn, sell our semiconductors as part of their product solutions to the service provider market. In fiscal year 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a master services and supply agreement (Service Agreement). Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these relationships for us on a day-to-day basis. During the first half of 2012, we began to transition these Master Services to eSilicon and to establish clear lines of communications among us, eSilicon, the wafer foundries and the assembly and test subcontractors. As of the end of fiscal year 2012, we had substantially completed the transition of the Master Services to eSilicon.

We incurred net losses of $8.7 million and $21.8 million, respectively, for the fiscal quarter and nine months ended September 29, 2013 and had an accumulated deficit of $317.5 million as of September 29, 2013. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. Based on our current forecast for the fiscal fourth quarter ending December 29, 2013, we anticipate that we will not be in compliance with the covenants contained in the amended Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB) for the fiscal fourth quarter unless we raise additional capital. To support our capital requirements and our ability to remain in compliance with the loan covenants in the Loan and Security Agreement (Loan Agreement), we are seeking additional financing. The amount and timing of our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of its products.

On August 23, 2013 we filed a Registration Statement on Form S-1 (Form S-1) with the Securities and Exchange Commission (SEC) covering the offer and sale of up to $30.0 million of our common stock. We anticipate that we will complete this offering during the fiscal fourth quarter of 2013. We intend to use the net proceeds that we may raise from this offering for working capital and general corporate purposes and capital expenditures. In addition, we may use a portion of the net proceeds from this offering for acquisitions of complementary businesses, technologies or other assets. However, we do not have agreements for any material acquisitions at this time and we have not allocated specific amounts of the net proceeds for any of these purposes.

In addition, we filed a shelf Registration Statement on Form S-3 (Form S-3) on October 25, 2010 (declared effective on November 1, 2010) under which we sold 12.5 million shares of our common stock on November 11, 2010 and December 7, 2010 and realized $12.5 million after deducting fees for underwriting, legal and accounting, as well as other costs. As of September 29, 2013, we had up to $16.5 million available for future issuance under the Form S-3. The Form S-3 will expire November 1, 2013.

In January 2011, we entered into a Loan Agreement with SVB under which SVB agreed to make advances to us under a revolving line of credit of up to $15.0 million. During fiscal years 2012 and 2013, we drew down on our revolving line for working capital purposes. As of September 29, 2013, $10.8 million was outstanding under the Loan Agreement. Interest on advances under the Loan Agreement is equal to 6.5%, simple interest on the outstanding principal, as of September 29, 2013 and is payable monthly. We may prepay the advances under the revolving line of credit, in whole or in part at any time, without premium or penalty. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down.

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

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers. These quarterly fluctuations can result from a mismatch of supply and demand. Specifically, our end customers, service providers, purchase their equipment based on planned deployments. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue to manufacture equipment at rates consistent with their initial plan, which was higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be increasing. Our fiscal 2013 revenue has to some extent been adversely affected by delay in the ramp in certain customers’ end markets. While a few of these ramps have begun, they have not reached their volume potential. We expect that this delay and slower than expected ramp will continue into the fiscal fourth quarter of 2013.

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

Our future revenue growth depends on the successful qualification and adoption of our new product platforms at service providers and NEMs. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our product to new systems that may not use our products. As is customary in our industry, from time-to-time, we elect to end-of-life products and, as a result, customers may enter into last time buy arrangements that could further impact revenues as was the case in fiscal 2012 and 2013 when some customers entered into last time buys of some products during 2012 and 2013. In some cases, as products become mature or uncompetitive, it can cause customers to transition to solutions from other manufacturers or implement multi-sourcing procurement strategies in which we participate in a diminished capacity.

It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment decisions. Additionally, we have limited visibility into the buying patterns of our OEMs, who, in turn, are affected by changes in the purchasing and deployment patterns of the service provider market. As a result of manufacturing inventory to a forecast, we may have excess inventory if the forecast differs from actual results.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments and estimates that can have a significant impact on amounts reported. We base our assumptions, judgments and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments and estimates involved in accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements and, therefore, we consider these to be our critical accounting policies. Historically, our assumptions, judgments and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of the Form S-1 and have not changed materially as of September 29, 2013.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates and allowances. Product sales to a distributor are recognized based on contract terms or, in the absence of some agreement, when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they deploy capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Revenue continues to be distributed among a range of products and a limited number of customers. Four customers accounted for 64% of our total fiscal third quarter 2013 revenue while three customers accounted for 49% of our sales in the first nine months of fiscal 2013. Revenue declined by $14.5 million, or 46%, to $16.9 million for the three months ended September 29, 2013 from $31.4 million in the three months ended September 30, 2012 and $2.2 million or 12% from $19.1 million in the fiscal second quarter of 2013. Revenue decreased by $32.0 million, or 34%, to $62.2 million in the nine months ended September 29, 2013 from $94.2 million in the nine months ended September 30, 2012. Revenue from legacy products continued to decline as certain products reached end of life. Revenue for the first nine months included the recognition of previously deferred revenue of $2.5 million related to certain software that was fully completed and delivered during the first quarter of fiscal 2013. Our customers’ inventory buildup, caused by a push out in the ramp in certain end markets, continued to have an adverse impact on our revenue, especially with our newer products. We expect that this delay and slower than expected ramp will continue into the fiscal fourth quarter of 2013.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling, non-binding forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. However, customer concentration may diversify across more carrier customers as we expect more service providers worldwide to begin deployments of our broadband solutions.

The following direct customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

	Three Months Ended		Nine Months Ended
Our Direct Customer	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Sagemcom	32%	22%	25%	19%
Paltek Corporation	11	*	10	*
AVM Computersysteme Vertriebs GmbH	11	*	*	*
NEC Corporation of America	10	*	*	10
Askey Computer Corporation**	*	14	14	11
Flextronics Manufacturing (Hong Kong) Ltd.	*	10	*	12

*	Less than 10%
**	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
France	33%	26%	26%	21%
Japan	21	15	18	20
Taiwan	12	19	18	16
Germany	12	5	10	6
Korea	10	5	9	5
China	6	12	6	12
Hong Kong	1	12	2	15
United States	4	—	2	1
Other	1	6	9	4

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Broadband DSL	48%	55%	49%	60%
Communications Processors	46	38	43	31
Other	6	7	8	9

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 29, 2013	September 30, 2012	% Change	September 29, 2013	September 30, 2012	% Change
Cost of revenue	$8,263	$16,620	(50)	$30,272	$48,274	(37)
Research and development	12,455	16,581	(25)	38,572	43,423	(11)
Sales, general and administrative	4,589	4,507	2	14,227	13,835	3
Restructuring charges (credits)	—	—	—	—	1,062	nm

nm—Not meaningful

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 29, 2013	September 30, 2012	September 29, 2013	September 30, 2012
Cost of revenue	49%	53%	49%	51%
Research and development	74	53	62	46
Sales, general and administrative	27	14	23	15
Restructuring charges	—	—	—	1

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

Cost of revenue decreased 50% to $8.3 million for the three months ended September 29, 2013 from $16.6 million for the three months ended September 30, 2012. Cost of revenue decreased 37% to $30.3 million for the nine months ended September 29, 2013 from $48.3 million for the nine months ended September 30, 2012. The decrease in cost of revenue for both the three and nine month periods ended September 29, 2013 compared to the same period last year is directly attributable to our decreased sales volume and certain changes in product mix.

Our gross margins were 51% for the three months ended September 29, 2013 compared to 47% for the three months ended September 30, 2012 and 49% for the fiscal second quarter of 2013. The improvement in gross margin from the third fiscal quarter of 2012 to the third fiscal quarter of 2013 is due to lower royalty expense, lower gold adder usage and reference board costs, and improved yield variance.

Our gross margins were 51% for the nine months ended September 29, 2013 compared to 49% for the nine months ended September 30, 2012. Gross margin for the first nine months of 2013 benefitted from the recognition of $2.5 million of previously deferred revenue, which earned higher than average margins, while 2012 was adversely affected by a $1.3 million charge related to a patent license agreement. Absent those unusual items, product mix for the first nine months of fiscal 2013 versus the first nine months of 2012 was unfavorable as 2013 had a lower percentage of high margin Broadband DSL products compared to the comparable nine month period in 2012.

Research and development

All research and development (R&D) expenses are charged to earnings as incurred. R&D expenses generally consist of compensation (including stock-based compensation) and related expenses for employees engaged in research and development; contractors; tapeout expenses; reference board development; development testing, evaluation kits and tools; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to as tapeout expenses. These tapeout expenses will cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses decreased $4.1 million, or 25%, to $12.5 million for the three months ended September 29, 2013 compared to $16.6 million for the three months ended September 30, 2012. This decline in R&D costs was directly attributable to lower tapeout and other costs of $3.8 million. Personnel costs generally remained unchanged from the comparable 2012 period. Deferred compensation costs were higher by $0.2 million. Depreciation costs declined by $0.1 million in the fiscal third quarter of 2013 compared to the comparable 2012 period. Most other accounts were marginally lower in the fiscal third quarter of 2013 compared to the third fiscal quarter of 2012.

R&D expenses decreased $4.9 million, or 11%, to $38.6 million for the nine months ended September 29, 2013 compared to $43.4 million for the nine months ended September 30, 2012. This decline was primarily due to decreases in tapeout costs of $4.0 million; consulting costs of $0.3 million; sample expenses of $0.7 million; and software maintenance costs of $0.4 million. These decreases were offset by an increase in personnel costs and deferred compensation cost by $0.2 million and $0.3 million, respectively.

Our R&D personnel are located primarily in the United States and India. As of September 29, 2013, we had 205 people engaged in R&D of whom 31% were located in India and 69% were located in the United States. As of September 30, 2012, we had 211 people engaged in R&D of whom 34% were located in India, 66% were located in the United States and 3 were located in China.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company costs; legal, recruiting and auditing fees; and depreciation. SG&A expenses increased by $0.1 million for the three months ended September 29, 2013, or 2%, to $4.6 million compared to $4.5 million for the three months ended September 30, 2012. Our personnel and related costs decreased by $0.2 million as employment levels declined by five persons and our bad debt expense decreased by $0.2 million. However these decreases were offset by slightly higher net costs in most other areas.

SG&A expenses increased by $0.4 million for the nine months ended September 29, 2013, or 3%, to $14.2 million compared to $13.8 million for the nine months ended September 30, 2012. The increase in SG&A expenses is primarily attributable to higher stock compensation costs of $0.3 million, higher consulting costs of $0.3 million, higher public relations costs of $0.2 million and higher legal costs of $0.4 million. These higher costs were partially offset by lower depreciation costs of $1.0 million, the result of our writing off the balance of our legacy ERP system in the first half of 2012.

At September 29, 2013, SG&A headcount was 59 compared to 54 at September 30, 2012.

Restructuring charges

In an effort to align our operating expenses to our projected revenue forecast, on January 30, 2012 the Board of Directors approved, and management initiated, a corporate restructuring plan that included a reduction in force of approximately 15%. Restructuring charges amounted to $1.1 million during the nine months ended September 30, 2012, all of which were related to employee severance and benefits costs and other exit-related charges arising from contractual and other obligations. The restructuring was completed during fiscal 2012.

There has been no restructuring in the first nine months of fiscal 2013.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and investments, as well as other non-operating expenses including interest, gains and losses on foreign exchange and the sales of fixed assets. Net interest income and other, net was a loss of $0.1 million for the three months ended September 29, 2013 and a gain of $0.1 million for the three months ended September 30, 2012. Interest income and other, net was a loss of $0.5 million for the nine months ended September 29, 2013 compared to a loss of $0.3 million for the nine months ended September 30, 2012. Foreign exchange losses – related to both the Indian rupee and the Euro – were $0.6 million and $0.3 million for the first nine months of fiscal years 2013 and 2012, respectively. During the first nine months of fiscal 2013 we recognized income of $0.2 million from our investments. The amount was negligible during the first nine months of fiscal 2012.

Provision for income taxes

Income taxes are comprised mostly of federal income tax, foreign income taxes and state minimum taxes. The income tax provision was $0.1 million both for the three months ended September 29, 2013 and September 30, 2012, respectively. The income tax provision was $0.3 million and $0.4 million for the nine months ended September 29, 2013 and September 30, 2012, respectively. The actual tax rates for the three and nine months ended September 29, 2013 were 44.1% and 37.75% after discrete items due mainly to updated assessments of uncertain tax positions related to foreign taxes.

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of our deferred tax assets include amounts related to: net operating loss carry forwards; depreciation and amortization; research and development and other credits; accrued reserves and other; and stock-based compensation.

During the first nine months of fiscal 2013, our net operating loss carry forward component of deferred tax assets increased from $7.0 million as of December 30, 2012 to $37.4 million as of September 29, 2013. All other components did not change materially. The increase is partially attributable to losses incurred during the first nine months of fiscal 2013. In addition, during the fiscal third quarter ended September 29, 2013, in association with the completion of our 2012 year-ended tax return and the completion of obtaining necessary evidence to review the final treatment of the closing of the Singapore tax structure, including an assessment of the relevant tax laws and applicable deductions, we determined that the available net operating losses could include additional loss deductions which were included in the tax return. Due to cumulative losses in earlier years and continued significant amount of loss in most recent year, management believes that it is more likely than not that the majority of our deferred tax assets will not be realizable in future periods. Consistent with this, we have applied a valuation allowance to offset completely both the increase in and the total value of the net operating loss carryforwards. Accordingly there is no effect on net income for the three and nine months ended September 29, 2013 and no significant effect on the our assets and liabilities as of September 29, 2013.

Net loss

As a result of the above factors, we had net losses of $8.7 million and $21.8 million for the three and nine months ended September 29, 2013 compared to net losses of $6.4 million and $13.1 million for the three and nine months ended September 30, 2012.

Liquidity and Capital Resources

Cash, cash equivalents and investments decreased by approximately $5.5 million to $25.6 million as of September 29, 2013 compared to $31.2 million as of December 30, 2012. Cash and short-term investments held by foreign subsidiaries were $5.0 million and $6.6 million as of September 29, 2013 and December 30, 2012, respectively.

We have funded our operations primarily through cash from private and public offerings of our common stock and cash generated from the sale of our products. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools and software and operating expenses, such as tapeouts, marketing programs, travel, professional services and facilities and related costs. We believe there may be additional working capital requirements needed to fund and operate our business. We expect to finance our operations primarily through operating cash flows, existing cash and investment balances and utilization of the revolving line as documented in the Loan Agreement.

The following table summarizes our statement of cash flows for the nine months ended September 29, 2013 and September 30, 2012 (in millions):

	Nine Months Ended
	September 29, 2013	September 30, 2012
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$28.4	$34.8
Net cash used in operating activities	(9.4)	(0.5)
Net cash used in investing activities	(3.9)	(9.0)
Net cash provided by financing activities	7.0	5.2

Cash and cash equivalents - end of period	$22.1	$30.5

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our then current operating plan. The revised financial covenants include the following: 1) a minimum adjusted quick ratio of 1.0:1, tested on a monthly basis; 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%. We were in compliance with all of the financial covenants contained in the Loan Agreement as of September 29, 2013.

To support our capital requirements and our ability to remain in compliance with covenants in the Loan Agreement, we are seeking additional financing. The amount and timing of our future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity and the continuing market acceptance of our products. Additionally, in the future, we may become party to agreements with respect to potential investments in, or acquisitions of, other complementary businesses, products or technologies, which could also require us to seek additional equity or debt financing. The sale of additional equity securities or convertible debt securities would result in additional dilution to our stockholders. Additional debt would result in increased interest expenses and could result in covenants that could restrict our operations. We have not made arrangements to obtain additional financing, and there is no assurance that such financing, if required, will be available in amounts or on terms acceptable to us, if at all.

During fiscal 2012, the price of our common stock fell below NASDAQ’s $1.00 continued listing requirement. Since that time the price of our common stock has traded above $1.00 for more than 10 consecutive trading days and is, therefore, not currently subject to delisting. If the price were to fall below the requirement in the future for a specified period of time, we would again be subject to delisting and thereby could lose our eligibility for quotation on the NASDAQ. Given this and other market conditions, there can be no assurance that, should we need additional funds, sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to us.

Liquidity and Going Concern

Our net losses were approximately $8.7 million and $21.8 million for the three and nine months ended September 29, 2013. As of September 29, 2013, we had an accumulated deficit of approximately $317.5 million.

We are reliant upon an existing revolving line of credit with SVB under the amended Loan Agreement to help fund our operations. This facility is subject to certain affirmative, negative and financial covenants.

On February 19, 2013 these covenants were revised to reflect our then-current operating plan. However, we further amended the Loan Agreement effective as of August 8, 2013. The August 8, 2013 amendment to the Loan Agreement modified the existing financial covenants relating to minimum cash held with SVB and EBITDA measurements. We were in compliance with all of the covenants contained in the Loan Agreement as of September 29, 2013. Based on our current forecast for the fiscal fourth quarter ending December 29, 2013, we anticipate that we will not be in compliance with the covenants contained in the Loan Agreement for the fiscal fourth quarter. To remain in compliance, we are seeking additional financing to support our capital requirements and our ability to remain in compliance with certain loan covenants as described in the Form S-1. There can be no assurance that we will be in compliance with all the covenants in the future, that we will be successful in raising additional capital or, if necessary, further amending the Loan Agreement. Should we not be successful in achieving these objectives, we may be required to renegotiate the covenants with SVB or seek alternative financing arrangements. As a result of our recurring losses from operations, our accumulated deficit, and the need to raise additional capital to remain in compliance with certain debt covenants and fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern.

We continue to monitor our expected future performance and we have the ability and intent to take additional cost reduction actions and enact other restructuring measures, if necessary, including, but not limited to, consolidating locations, reducing capital expenditures, reducing the number of development projects and reducing overall headcount to ensure sufficient profitability and liquidity. There can be no assurance that our plans will be successful in achieving these objectives or generating the additional savings and earnings contributions necessary to comply with the covenants. Should we not be successful in achieving these objectives, we may be required to renegotiate the covenants with the lenders, or refinance the debt. We may also secure funds through the issuance of additional equity or other similar activities.

Operating Activities

For the nine months ended September 29, 2013, we used $9.4 million of net cash in operating activities, while incurring a net loss of $21.8 million. Included in the net loss was approximately $6.6 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $1.9 million related to lower revenue, decreases in inventory of $6.6 million as revenue has declined throughout the first nine months of fiscal 2013 and decreases in prepaid expenses and other assets of $2.6 million as prepayments to eSilicon under our Service Agreement have declined. These items have been partially offset by lower accounts payable and accrued liabilities of $5.3 million.

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

Investing Activities

During the nine months ended September 29, 2013 cash used in investing activities was $3.9 million, which was comprised of purchases of property and equipment of $3.1 million and purchases of certificates of deposits of $4.7 million offset by maturities and sales of certificates of deposit of $4.0 million. Investing activities used $8.9 million for the nine months ended September 30, 2012, including capital expenditures of $6.0 million and investments of $2.9 million in certificates of deposit.

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

Financing Activities

During the nine months ended September 29, 2013 cash provided by financing activities was $7.0 million. Proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan amounted to $1.2 million for the first nine months of fiscal 2013. During fiscal year 2013 we received advances totaling $23.3 million under the Loan Agreement and repaid $17.5 million. In fiscal year 2012 we received a $5.0 million advance under the Loan Agreement and also received $0.6 million from the issuance of common stock under our Employee Stock Purchase Plan. We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, or strategic investments.

Loan and Security Agreement

On January 14, 2011, we entered into the Loan Agreement with SVB under which SVB agreed to make advances under a revolving line up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of our present and future property and assets. The Loan Agreement originally had a maturity date of January 14, 2013, but was subsequently extended by the February 19, 2013 amendment. Interest accrues at 0.50% on the average unused portion of the revolving line. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, our ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends and make certain other restricted payments. The Loan Agreement has three financial covenants, which are related to EBITDA, Adjusted Quick Ratio and cash held with SVB, all of which are defined in the Loan Agreement.

On April 12, 2012, we amended the Loan Agreement and, among other changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect then-current business circumstances.

On February 19, 2013, SVB agreed to extend our Loan Agreement through April 14, 2015 and changed the financial covenants to coincide with our then-current operating plan. The financial covenants included the following conditions: 1) a minimum month-end Adjusted Quick Ratio of 1.0:1; 2) a minimum month-end cash balance to be held by SVB between $8.0 million and $10.0 million, and 3) a minimum quarterly EBITDA amount, between zero and $(9.0) million. Under the Loan Agreement we may borrow up to $15.0 million as limited by the borrowing base calculation. The borrowing base is equal to 80% of eligible accounts receivable. Further, when we achieve two quarters of positive EBITDA performance, the amount we may borrow increases to $20.0 million, although such limit remains subject to the borrowing base calculation, however, 25% of eligible inventory may also be included in the borrowing base at that time. Interest, depending on our Asset-Based Threshold, as defined, varies from SVB’s prime rate plus 75 basis points (or LIBOR plus 325 basis points) to SVB’s prime rate plus 175 basis points. The SVB prime rate and LIBOR floors are 4.00% and 1.50%, respectively.

On August 8, 2013, we amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our then current operating plan. The amended financial covenants include the following: 1) a minimum adjusted quick ratio of 1.0:1, tested on a monthly basis; 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the amended Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the amended Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

We were in compliance with all of the financial covenants contained in the Loan Agreement as of September 29, 2013. Based on our current forecast for the fiscal fourth quarter ending December 29, 2013, we anticipate that we will not be in compliance with the covenants contained in the amended Loan Agreement for the fiscal fourth quarter. Therefore, we are seeking additional financing to support our future capital requirements and our ability to remain in compliance with certain loan covenants. However, there can be no assurance that we will be in compliance with all covenants in the future or, should it become necessary, be able to successfully negotiate further amendments to the Loan Agreement.

As of December 30, 2012, we had a $5.0 million advance against the Revolving Line for working capital purposes. The advance was repaid during the fiscal first quarter of 2013. Subsequently, during the first fiscal quarter, we drew an additional advance of $5.0 million and repaid the advance during the second fiscal quarter of 2013. Later during the fiscal second quarter, we drew an additional advance of $7.5 million and repaid the advance during the fiscal third quarter. Later in the fiscal third quarter, we drew an advance of $10.8 million. Interest on advances against the Loan Agreement is equal to 6.5% simple interest on the outstanding principal as of September 29, 2013 and is payable monthly. We may prepay the advances under the Loan Agreement in whole or in part at any time without premium or penalty. As noted, all cash collections are applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down.

Recent Accounting Pronouncements

There have been no recent accounting pronouncements issued during the first three quarters of fiscal 2013 that are expected to affect us.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 29, 2013, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and to advances from our line of credit with SVB. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments currently consist of certificates of deposit and are carried at market value. Advances against our line of credit are used to help fund operations. Advances are taken when needed and repaid when such funds are no longer necessary.

As of September 29, 2013, we had cash and cash equivalents of $22.1 million. Short-term investments were $3.5 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our certificates of deposit were to change by one hundred basis points, the effect would be immaterial. As of September 29, 2013, advances against the line of credit were $10.8 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be approximately $0.1 million on an annualized basis.

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

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we are parties to litigation matters and claims in the normal course of business, which have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment. We are subject to claims and litigation arising in the ordinary course of business, however, we do not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. We have not provided accruals for any legal matters in our financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect our consolidated results of operations, financial position or cash flows.

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

Risks Related to Our Financial Condition

We have a history of losses, and future losses or the inability to raise additional capital in the future may adversely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year fiscal ended December 30, 2012 included in the Registration Statement on Form S-1 that we filed with the Securities and Exchange Commission on August 23, 2013 (Form S-1) contained an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $317.5 million as of September 29, 2013. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. If we are unable to obtain adequate funding from the proposed offering or from other sources in the future, or if we are unable to grow our revenue substantially to achieve and sustain profitability, we may be required to curtail some aspects of our business, or may not be able to continue as a going concern.

The proposed offering pursuant to the Form S-1may not be successful and we may not raise cash sufficient to fund our operations for the foreseeable future. Even if the proposed offering is successful, we may need to raise additional capital in the future. The sale of additional shares of common stock or other securities would result in dilution to our stockholders and incurring indebtedness would result in restrictions on our operations.

If the proposed offering is not successful, we may not raise cash sufficient to meet our anticipated cash needs for the foreseeable future. In addition, we may need to seek additional financing in the future that could include the sale of additional equity securities (which would result in additional dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance, however, that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity and financial condition.

We rely on our revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition and liquidity.

On August 8, 2013, we amended our Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), to change existing financial covenants to coincide with our then current operating plan. Under the amended Loan Agreement we may borrow up to $15.0 million, subject to certain limitations. From time to time, we draw advances under the Loan Agreement and repay the advances when required, or earlier, if we deem it prudent. As of September 29, 2013, the balance of the advances was $10.8 million. The Loan Agreement is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. Although we were in compliance with all of the covenants as of September 29, 2013, to ensure that we remain in compliance thereafter, we intend to seek additional financing to support our future capital requirements as set forth in the Form S-1. If we do not remain in compliance with any of the financial covenants contained in the Loan Agreement, we may need to obtain a waiver from SVB or an amendment to the Loan Agreement. There can be no assurance that we will be successful in obtaining further waivers from SVB or amendments to the Loan Agreement. The failure to obtain the necessary waiver or amendment could result in any advances under the Loan Agreement being repayable on demand, which would have a material adverse effect on our business, liquidity and financial condition.

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

Our Loan Agreement contains financial covenants that may limit our operating and strategic flexibility.

Our amended Loan Agreement with SVB contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions limit our ability to, or do not permit us to, incur additional debt, pay cash dividends, make other distributions or repurchase stock, engage in certain merger and acquisition activity and make certain capital expenditures. Although upon completion of the proposed offering we anticipate that we will be in compliance with these financial covenants, we may decide to seek additional financing to support our future capital requirements. There can be no assurance that we will be in compliance with all covenants in the future or that SVB will agree to modify the Loan Agreement, should that become necessary.

Events beyond our control could affect our ability to comply with these covenants and restrictions. Failure to comply with any of these covenants and restrictions would result in a default under the Loan Agreement. If we do not cure an event of default or obtain necessary waivers within the required time periods, SVB would be permitted to accelerate the maturity of the debt under the Loan Agreement, foreclose upon our assets securing the debt and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Loan Agreement may significantly impair our ability to obtain other debt or equity financing.

There can be no assurance that any waivers will be received on a timely basis, if at all, or that any waivers obtained will extend for a sufficient period of time to avoid an acceleration event, an event of default or other restrictions on our business. The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity and financial condition.

Our history of losses as well as future losses or inability to raise additional capital in the future, may adversely impact our relationships with customers and potential customers.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $317.5 million as of September 29, 2013. To achieve profitability, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or an annual basis in the future. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.

Risks Related to Our Customers and Markets

We are in a product transition phase and we may not be able to adequately develop, market or sell new products.

Revenues from certain existing products are decreasing as these products near end-of-life. Beginning in the third fiscal quarter of 2012, we began selling our next generation CPE product Fusiv® Vx185, Vx183, Vx175 and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform based on our vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and/or sell new products and services in a timely manner. New products or services developed in the future may be delayed, and new products may not be accepted by the market, may be accepted later than anticipated or may be accepted for a shorter period than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities or our failure to attract significant new customers could adversely impact our revenue and harm our business.

We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of customers. Our ten largest customers accounted for approximately 80% of our revenue in 2012. For the nine months ended September 29, 2013, Sagemcom, Askey Computer Corporation (a contract manufacturer for Sagemcom) (Askey) and Paltek Corporation represented 25%, 14% and 10% of our revenue, respectively, and Sagemcom, Askey and Flextronics Manufacturing (Hong Kong) Ltd. represented 19%, 13% and 12% of our revenue for the fiscal year ended December 30, 2012, respectively. The composition of these customers has varied in the past, and we expect that it will continue to vary in the future. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.

Our lack of long-term agreements with our customers could have a material adverse effect on our business.

We typically do not have contracts with our major customers that obligate them to purchase any minimum amount of products from us. Sales to these customers are made pursuant to purchase orders, which typically can be canceled or modified up to a specified point in time, which may be after we have incurred significant costs related to the sale. If any of our key customers significantly reduced or canceled its orders, our business and operating results could be adversely affected. Because many of our semiconductor products have long product design and development cycles, it would be difficult for us to replace revenues from key customers that reduce or cancel their existing orders for these products, which may happen if they experience lower than anticipated demand for their products or cancel a program. Any of these events could have a material adverse effect on our business.

We face intense competition in the semiconductor industry and the broadband communications markets, which could reduce our market share and negatively affect our revenue.

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Cavium Networks, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., MediaTek Inc., PMC-Sierra, Inc. and Realtek Semiconductor Corp.

Many of our competitors have stronger manufacturing subcontractor relationships than we have and longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical and other resources. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share and our revenue may fail to increase or may decline.

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

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, uncertain product life cycles and wide fluctuations in product supply and demand. The industry has, from time to time, experienced significant and sometimes prolonged, downturns, often connected with or in anticipation of maturing product cycles and declines in general economic conditions. To respond to these downturns, some service providers have decreased their capital expenditures, changed their purchasing practices to use refurbished equipment rather than purchasing new equipment, canceled or delayed new deployments, and taken a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, has reduced the demand for new semiconductors by our direct customers which could result in significant fluctuations of revenue as the economy changes. Any future downturns may reduce our revenue and could result in our accumulating excess inventory. By contrast, any upturn in the semiconductor industry could result in increased demand and competition for limited production capacity, which may affect our ability to ship products and prevent us from benefiting from such an upturn. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Fluctuations in our expenses could affect our operating results.

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, addressing technical issues arising from development efforts, unanticipated tapeout costs, additional or unanticipated costs for manufacturing or components without notice because we do not have formal pricing arrangements with our subcontractors, costs of design tools and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore, it may be necessary to take other measures to align expenses with revenue including, as we have done in the past, implementing a corporate restructuring plan that may include a reduction in force. We last implemented a restructuring plan in fiscal 2012. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues into 2013, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or discontinue purchasing—broadband services in their homes, whether to save money in an uncertain economic climate or otherwise, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward consolidation in our industry. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could have a material adverse effect on our business, financial condition and results of operations. Furthermore, rapid consolidation could result in a decrease in the number of customers we serve. Loss of a major customer could have a material adverse effect on our business, financial condition and results of operations.

If we are unable to develop, introduce or achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our industry is characterized by rapid technological innovation and intense competition. Our future success will depend on our ability to continue to predict what new products are needed to meet the demand of the broadband, communication processor or other markets addressable by our products and then introduce, develop and distribute such products in a timely and cost-effective manner. The development of new semiconductor products is complex, and from time to time we have experienced delays in completing the development and introduction of new products. In the past we have invested substantial resources in developing and purchasing emerging technologies that did not achieve the market acceptance that we had expected.

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

Our products are subject to rapid declines in average selling prices due to pressure from customers. We have lowered our prices significantly at times to gain or maintain market share, and we expect to do so again in the future. In addition, we may not be able to reduce our costs of goods sold as rapidly as our prices decline. Our financial results, in particular, but not limited to, our gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

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

Our products may contain undetected defects, errors or failures, which may not become apparent until the products are in the hands of our customers or our customers’ customers. The occurrence of any defects, errors or failures discovered after we have sold the product could result in:

•	cancellation of orders;

•	product returns, repairs or replacements;

•	monetary or other accommodations to our customers;

•	diversion of our resources;

•	legal actions by customers or customers’ end users;

•	increased insurance and warranty costs; and

•	other losses to us or to customers or end users.

Any of these occurrences could also result in the loss of or delay in market acceptance of these or other products and loss of sales, which could negatively affect our business and results of operations. As our products become even more complex in the future, this risk may intensify over time and may result in increased expenses.

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

Changes in our senior management could negatively affect our operations and relationships with our customers and employees.

We have experienced changes in our senior management team: the appointments of our new President and Chief Executive officer in June 2012, our Vice President of Operations in September 2012, our Vice President of Marketing in February 2013 and our Vice President of Sales in May 2013. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

Further, the changes in senior management as well as the multiple restructurings and reductions in force that we have experienced, have had, and may continue to have, a negative effect on employee morale and the ability to attract and retain qualified personnel.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future or the failure of such technology would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including memory cells, input/output cells, hardware interfaces and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. Further, if we were to seek such a license and such license were available, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If a party determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims. In addition, the third party intellectual property could also expose us to liability and, while we have not experienced material warranty costs in any period as a result of third party intellectual property, there can be no assurance that we will not experience such costs in the future.

Our service agreement with eSilicon Corporation (eSilicon) limits our ownership and control of raw materials and work-in-process. Should eSilicon default on its contractual commitments to us or fail to timely deliver furnished goods, it would negatively impact our revenue and reputation.

In 2012, we entered into an agreement with eSilicon (the Service Agreement) under which eSilicon handles a majority of our day-to-day supply chain management, production test engineering and production quality engineering functions (Master Services). Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors and manages these operational functions for us on a day-to-day basis. eSilicon owns the raw materials and work-in-progress until such time as our products are delivered to us as finished goods. Should eSilicon default on its contractual obligation to deliver finished goods to us in a timely manner, or at all, we may be required to restart the wafer production process with a total cycle time of approximately one calendar quarter. As a result, we may be required to incur additional costs and we would experience delays in delivering products to our customers, which would result in decreased revenue, have a negative effect on operating results, and harm our reputation.

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with eSilicon and its subcontractors could significantly disrupt shipment of our products, impair our relationships with customers and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and are therefore dependent on and currently use multiple third-party wafer foundries and factory subcontractors, located primarily in Israel, Malaysia, the Philippines, Singapore and Taiwan to manufacture, assemble and test all of our semiconductor devices. While we work with multiple suppliers, generally each individual product is made by one foundry and one assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products in a timely manner. In past periods of high demand in the semiconductor market, we have experienced delays in meeting our capacity demand and as a result were unable to deliver products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems. We are dependent on eSilicon and, in turn, its suppliers to deliver our products on time.

If we and/or eSilicon were to need to qualify a new facility to meet our capacity, or if a foundry or subcontractor ceased working with eSilicon, as has happened in the past, or if production is disrupted (including an event where eSilicon ceases its business operations), we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

In the event that we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we have used and will continue to use a limited number of independent wafer foundries to manufacture all of our semiconductor products which could expose us to risks of delay, increased costs and customer dissatisfaction in the event that any of these foundries are unable to meet our requirements. Additional wafer foundries may be sought to meet our future requirements but the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If qualification cannot be met in a timely manner, we would experience a significant interruption in supply of the affected products which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share, as well as our operating results, would suffer.

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

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with eSilicon, or directly with foundries or other subcontractors, that could be costly and negatively affect our operating results, including minimum order quantities over extended periods, and higher costs to secure necessary lead-times.

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, not be on terms favorable to us and may contain financial penalties if we do not use all of our allocated facility capacity. These penalties and obligations may be expensive and could harm our business.

Defects and poor performance in our products could result in a loss of customers, decreased revenue, unexpected expenses and loss of market share, and we may face warranty and product liability claims arising from defective products.

We have in the past, and may experience in the future, defects (commonly referred to as “bugs”) in our products which may not always be detected by testing processes. Defects can result from a variety of causes, including, but not limited to, manufacturing problems or third party intellectual property that we have incorporated into our products. If defects are discovered after our products have shipped, we have experienced, and could continue to experience, warranty and consequential damage claims from our customers. If we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of future orders from our customers. Further, we may experience difficulties in achieving acceptable yields on some of our products, which may result in higher per unit cost, shipment delays, and increased expenses associated with resolving yield problems. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins and operating results would decline.

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

To remain competitive, we may need to migrate to smaller geometrical processes and our failure to do so may harm our business.

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

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products or seek licenses from third parties, and harm our business. In addition, any litigation that we are required to defend regarding such claims could result in significant expenses and diversion of our resources.

Companies in the semiconductor industry and intellectual property holding companies often aggressively protect and pursue their intellectual property rights. From time to time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ intellectual property rights. We may in the future be engaged in litigation with parties who claim that we have infringed their intellectual property rights or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any such lawsuit. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. In addition, a court could issue a preliminary or permanent injunction that would require us to stop selling certain products in that market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could result in significant costs and a diversion of management and personnel resources to defend.

Many companies in the semiconductor business have significant patent portfolios. These companies and other parties may claim that our products infringe their proprietary rights. We may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any party asserting that our products infringe their proprietary rights would force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. We also could be forced to do one or more of the following:

•	stop selling, incorporating or using our products that utilize the challenged intellectual property;

•

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all, or we could be required to make significant payments with respect to past or future sales of our products;

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

Other data transmission technologies and communications processing technologies may compete effectively with the services enabled by our products, which could adversely affect our revenue and business.

Our revenue currently is dependent upon the increase in demand for services that use broadband technology and integrated residential gateways. Besides xDSL and other discrete multi-tone (DMT)-based technologies, service providers can decide to deploy passive optical network or fiber and there would be reduced need for our products. If more service providers decide to extend fiber all the way to the home, commonly referred to as fiber to the home (FTTH) deployment, it could harm our xDSL business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax) and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster, less expensive or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide such as the Alliance for Telecommunications Industry Solutions (ATIS), and the International Telecommunications Union – Telecommunications Standard Sector (ITU-T). Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, or industry groups adopt new standards or governments issue more regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue or increase our cost.

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark and trade secret laws, confidentiality procedures and licensing arrangements to establish and protect our proprietary rights. From time to time we file new patent applications. These pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be determined to be invalid or unenforceable. While we are not currently aware of any misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly in those foreign countries where we have not applied for patent protection and, even if such protection were available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to us, duplicate our products or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and it is not adequately protected, our competitive position would be harmed, our legal costs would increase and our revenue would decrease.

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

In addition, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, the European Commission in the European Union and the U.S. Federal Communications Commission have broad jurisdiction over our target markets. Although the laws and regulations of these and other government agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect our business. For instance, changes in tax, employment and import/export laws and regulations, and their enforcement commonly occur in the countries in which we operate. If changes in those laws and regulations, or in the enforcement of those laws and regulations, occur in a manner that we did not anticipate, those changes could cause us to have increased operating costs or to pay higher taxes, and have a negative effect on our operating results.

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

We are exposed to legal, business, political and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 99%, 98%, 96% and 99% of our revenue for the fiscal years ended December 30, 2012 and January 1, 2012, and the fiscal quarters ended September 29, 2013 and September 30, 2012, respectively, were derived from sales to customers outside of the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many inherent risks, including but not limited to:

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

Fluctuations in exchange rates among the U.S. dollar and other currencies in which we do business may adversely affect our operating results.

We maintain extensive operations internationally. We have offices or facilities in China, France, Germany, India, Japan, Korea and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including, predominantly, the Indian Rupee and the Chinese Yuan. A large portion of our cash is held by our international affiliates both in U.S. dollar and local currency denominations. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the service providers they serve, and our California headquarters are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble and test our products and most of our wafer foundries are located in Malaysia, the Philippines, Singapore and Taiwan. Several large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and will be subject to additional seismic activities in the future. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our production costs in general. Natural disasters could also adversely affect our customers and their demand for our products. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to foreign jurisdictions and the amount and timing of inter-company payments from our foreign operations that are subject to U.S. income taxes.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligently disclose and report whether or not such minerals originate from the Democratic Republic of the Congo and adjoining countries. We will have to determine whether such minerals are used in the manufacture of our products. However, the implementation of these new requirements could adversely affect the sourcing, availability and pricing of such minerals if they are found to be used in the manufacture of our products. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation, could increase our costs and could adversely affect our manufacturing operations. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be certified as conflict mineral free.

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

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	failure to comply with NASDAQ minimum bid price, as indicated below;

•	changes in our senior management;

•	the success or failure of our new products;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers or us;

•	the gain or loss of market share in any of our markets;

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

The closing sales price of our common stock for the period of January 1, 2007 to September 29, 2013 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

Our common stock has previously traded below $1.00 and was subject to delisting from The NASDAQ Capital Market. If our common stock trades below $1.00 in the future, our stock could again be subject to delisting, which action could adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol “IKAN.” The NASDAQ Capital Market has a number of continued listing requirements, including the requirement contained in NASDAQ Marketplace Rule 5810(c)(3)(A), which generally requires the minimum closing bid price remain at a $1.00 or more per share. In or about September of 2011, the closing bid price for our stock was consistently below $1.00. By letter dated on June 14, 2012, we were notified by NASDAQ that we were being provided 180 calendar days, or until December 10, 2012, to regain compliance with this continued listing requirement. Since September 10, 2012, the closing bid price of our common stock has been at $1.00 or more per share. Subsequently, NASDAQ provided written notice that we had regained compliance with Marketplace Rule 5810(c)(3)(A). However, there can be no guarantee that we will be able to remain in compliance with NASDAQ’s continued listing requirements.

If, in the future, our common stock trades below $1.00 per share for a specified period of time, we could again be subject to delisting. Any delisting could adversely affect the market price of and liquidity of the trading market for our common stock and our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, suppliers and employees.

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

Due to the significant number of shares of our common stock that the Tallwood Investors hold, as discussed below, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including a takeover attempt, and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised from the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in fiscal year 2010 and purchased an additional 5.6 million shares of our common stock. The common stock owned by the Tallwood Investors represented approximately 41% of the outstanding shares of our common stock (excluding the exercise of warrants) as of September 29, 2013. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Investors would represent 47% of the outstanding shares of our common stock as of September 29, 2013. We also entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in us in subsequent equity offerings. As a result, the Tallwood Investors may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Investors may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors hold at least 35% of our outstanding common stock, and a number of directors to our Board of Directors proportional to the Tallwood Investors’ ownership position in us at such time as the Tallwood Investors hold less than 35% of our outstanding common stock. As a result, the directors elected to our Board of Directors by the Tallwood Investors may exercise significant influence on matters considered by our Board of Directors.

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

Item 6.	Exhibits

Exhibit Number	Description

10.1*	Amendment to offer letter dated May 30, 2012 Omid Tahernia, effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the SEC on September 6, 2013.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: October 30, 2013	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: October 30, 2013	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 29, 2013

Exhibit Number	Description

10.1*	Amendment to offer letter dated May 30, 2012 Omid Tahernia, effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 the Registrant’s current report on Form 8-K filed with the SEC on September 6, 2013.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.