Form 10-K
period 2013-12-29
IKANOS COMMUNICATIONS
filed 2014-02-28
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2013

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 30, 2013 (the last day of Registrant’s second quarter of fiscal 2013), was approximately $45,514,481 based upon the June 28, 2013 closing price of the Common Stock as reported on the NASDAQ Capital Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of February 21, 2014, there were 98,751,256 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2014 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statement that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our utilization of a revolving credit facility; the risk that our common stock will be delisted; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from older products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and our accounting policies and disclosure controls.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this Annual Report on Form 10-K, including under the caption “Risk Factors” in Item 1A. Moreover, we operate in a very competitive and rapidly changing environment in which new risk factors emerge from time-to-time. It is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.

In this Annual Report on Form 10-K, references to “Ikanos,” “we,” “us,” “our,” or the “Company” mean Ikanos Communications, Inc. and its subsidiaries, unless otherwise indicated or the context otherwise requires.

ITEM 1.	BUSINESS

The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.

Overview

We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the digital home. Our broadband multi-mode and digital subscriber line (DSL) processors and other semiconductor offerings power carrier infrastructure (referred to as Access or CO) and customer premises equipment (referred to as Gateway or CPE) for network equipment manufacturers (NEMs) supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs), and residential gateways (RGs). Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America, and are also actively being evaluated and scheduled to be evaluated by other service providers for deployment in their networks.

Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly-scalable. Our expertise in the integration of our digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We are releasing new VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance CO and CPE chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our DSL revenue mix over the last three years has transitioned away from ADSL in favor of VDSL, in-line with global market trends. We also offer a line of multi-mode communications processors (CPs) for RGs that support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and wireless broadband. In addition to our DSL and RG processors, we recently announced inSIGHT, our new suite of CPE-based software products. inSIGHT will offer carriers the ability to remotely monitor and diagnose line impairments and noise issues to facilitate fast and cost-effective discovery and resolution of service disruptions, thereby increasing their subscriber satisfaction rate and reducing operating costs.

Our semiconductor customers consist primarily of NEMs, original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), and include vendors such as Sagemcom Tunisie (Sagemcom), Askey Computer Corporation (Askey), NEC Corporation (NEC), and AVM Computersysteme Vertriebs GmbH (AVM). Our products are deployed in the networks of telecom carriers such as AT&T Inc. (AT&T), Bell Canada, Orange S.A. (formerly, France Telecom) (Orange), KDDI Corporation (KDDI), and Nippon Telegraph and Telephone Corporation (NTT). In the last three years, we believe our products were deployed by geography as follows: the Americas, Europe, Asia, and Japan were 26%, 34%, 18%, and 22% in 2011, respectively; 9%, 38%, 26%, and 27% in 2012, respectively; and 15%, 56%, 18%, and 11% in 2013, respectively.

We are a fabless semiconductor company with design, development, and sales personnel in Fremont, California, Red Bank, New Jersey, and a major research and development facility in Bangalore, India. Our headquarters are in Fremont, California and we had 263 employees globally as of December 29, 2013.

Market Opportunities for Service Providers

The growth of the Internet, the proliferation of advanced digital video and multimedia websites and service offerings, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain themselves, and communicate. According to IHS Inc., the world’s broadband subscriber base is expected to be approximately one billion users by 2017. To remain competitive, DSL service providers must deliver higher bandwidth, both downstream and upstream, to enable customers to access exciting, new, and advanced services as well as generate new revenue streams. Today, these services include access to advanced digital media, video, communications, and interactive broadband applications, including, among others:

•	Over-the-Top (OTT) content;

•	High definition television (HDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Distance learning;

•	Telemedicine/eHealth;

•	Sending and receiving advanced digital media such as music, photos, and video;

•	Video conferencing;

•	Video surveillance;

•	Smart energy and home automation;

•	Streaming video and audio;

•	Multi-play gateways offering multi-screen viewing in the house;

•	Online gaming and game hosting; and

•	VoIP.

To effectively deliver these media-intensive services requires bandwidth over 100Mbps. There are two major trends contributing to the demand for increased bandwidth usage. The first is OTT streaming of premium content, by providers such as Netflix, and the transition to higher resolution content, such as 1080p and the emergence of 4K and 8K video. While this type of higher resolution content is not yet mainstream, telecom service providers understand the need to prepare their networks in advance for supporting these formats. The second trend is the rapid growth of cloud delivery and storage infrastructure for personal media. As cloud-based applications and storage continue to increase, uploads of user-generated content for access anywhere on any device becomes more important for consumers. We believe the popularity of applications such as Apple’s iCloud service and Google Drive are strong indicators of market direction.

Additionally, users are increasingly creating, interacting with, and transmitting video from the home over multiple devices, including smart phones, tablets, and other WiFi-enabled devices. As a result, the ability to transmit information both upstream and downstream has become equally important to users. For example, use of websites like YouTube, Skype, Snapchat, and Instagram have increased bandwidth requirements for both upstream and downstream transmissions from the home as users share and view content. As data and media files increase in size and overall bandwidth demand pushes existing limits, carriers look for ways to expand their capacity and high speed service capabilities to maintain their customer bases and attract new customers.

Service providers can use a variety of network architectures to address this increased demand for bandwidth. DSL connectivity continues to constitute the majority of broadband infrastructure globally. In addition, fiber-to-the-node, fiber-to-the-curb, fiber-to-the-building, and fiber-to-the-distribution-point, collectively referred to as FTTx, where telecommunication service providers (telcos) lay fiber deeper into the network, but not to the customer’s premises, use copper infrastructure and VDSL2 to cover the “last mile” to connect to the customer’s premises. According to Point Topic as of the third quarter of 2013, telcos had a majority share in broadband infrastructure with over 70% of all broadband connections using DSL either over copper or combination of copper and fiber.

While fiber deployments are on the rise globally, many service providers have preferred a hybrid approach that combines fiber backbone networks with copper as the last mile delivery approach. FTTx architecture is chosen because replacing an existing network with fiber is costly and time-consuming, and the connection to customer premises is expensive and not scalable. According to telecom analysts quoted by Bloomberg Businessweek, the cost associated with wholesale replacement of copper with fiber and extending it all the way to the home (FTTH) can be as much as $4,000 per household. These costs do not include the full cost of CO upgrades and other necessary fiber-related infrastructure improvements.

In contrast, using a combination of fiber and copper, in conjunction with VDSL technology, gives service providers a cost effective solution for delivering the required bandwidth to enable today’s media-intensive applications and services in the home. AT&T has estimated that the cost per household of deploying a DSL-based solution in the last mile is approximately $300.

According to the International Telecommunication Union Telecommunications Standard Sector (ITU-T), there are over one billion residential copper lines deployed worldwide today; a multi-billion dollar infrastructure investment. DSL continues its momentum allowing the world’s top carriers to leverage this existing infrastructure and offer high speed internet and value-added services, particularly as the new types of FTTN technology deliver on the promise of data rates greater than 100Mbps. One of the key market trends in xDSL broadband services is the transition from ADSL to VDSL and VDSL2 with vectoring. Vectoring is the latest technology in the VDSL standard in which the crosstalk noise across adjacent copper lines is cancelled, thereby significantly increasing the data throughput supported on those lines.

Broadband Competitive Landscape

A key driver for telcos to adopt advanced DSL technologies, such as vectoring and bonding, is the competitive landscape driven by existing cable television infrastructure, where those services are also available locally. The following table illustrates the upstream and downstream speeds each DSL technology offers.

DSL Version	Max Downstream Speed	Max Upstream Speed
ADSL	7Mbps	800Kbps
ADSL2	8Mbps	1Mbps
ADSL2+	24Mbps	1Mbps
SHDSL	5.6Mbps	5.6Mbps
VDSL	55Mbps	15Mbps
VDSL2	100Mbps	100Mbps
VDSL2 with Bonding	150Mbps*	150Mbps*
Vectored VDSL2	200Mbps*	100Mbps*
Vectored VDSL2 plus 2-line Bonding	400Mbps**	200Mbps**
G.fast	Aggregate data rate (Downstream plus Upstream) of 1Gbps**

Source: Broadbandtrends LLC

*	Ikanos Internal Testing
**	Ikanos estimates

Higher data rates supported by the latest Data Over Cable Service Interface Specification (DOCSIS) standard have enabled MSOs to strengthen their position and grow their subscriber base, particularly in the U.S., in parts of Europe, and in Japan. We believe this dynamic exerts pressure on the telcos to accelerate the adoption of DSL with vectoring and bonding, where available, to remain competitive in the marketplace.

The technological evolution of a DSL-based solution, allowing for increasing bandwidth to deliver higher data rates over a single copper line, is expected to continue towards one gigabit per second (Gbps or 1,000Mbps).

A key advantage that DSL service has over cable broadband delivery is that DSL is a dedicated point to point connection offering full bandwidth, while cable users share the available bandwidth over the entire local network medium. As a result, as residential density increases or bandwidth consumption increases, the quality of service for cable users will decline. In contrast, DSL subscribers have dedicated lines and bandwidth, and therefore are not impacted by other subscribers’ broadband usage. While FTTH deployments offer higher bandwidth in the Gbps range, few carriers have undertaken this deployment strategy because it is very expensive and instead rely on a hybrid strategy of fiber to the node and DSL to the home. Both the ITU-T and Cable Television Laboratories, Inc. (CableLabs) standard bodies have recently pushed forward with their standardization efforts to offer gigabit speeds for telecom and MSOs, resulting in new standards (G.fast for DSL and DOCSIS 3.1 for cable). Products associated with these new standards are expected to be introduced over the next few years.

Our Target Markets

We address two primary markets with our products: the broadband DSL market and the communications processor market. In these markets, we sell our products primarily to service providers through the OEMs, ODMs, and CMs that supply them, with the exception of inSIGHT, which we expect to sell directly to service providers.

Carrier-focused DSL—Service providers use DSL-based technology to enable the cost-effective provisioning of advanced digital media, video, communications, and interactive broadband applications including broadcast television, OTT media, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting, and VoIP, as well as traditional telephony services.

One of the relatively new segments of the DSL market is fiber-to-the-distribution-point (FTTdp). This configuration is typically deployed in scenarios where carriers extend the fiber line all the way to the customer premises, but are unable to carry it inside the home for various reasons. The copper loop length in these deployments is typically 200 meters or less, and as such, carriers expect to achieve higher data rates than their typical deployments. Our Vx585, which is currently in development, and our existing Vx185 families, with innovative Fusiv® architecture and high performance DSL engine, are well suited for offering these higher data rates, and when combined with Velocity-Uni, which is currently scheduled for production in the second half of 2014, has been demonstrated to reach an aggregate data rate of 300Mbps up to 200 meters. The Vx185 family of A/VDSL2 processors is currently shipping, while the upcoming Vx585 family of A/VDSL2 processors is expected to reach production in the second half of 2014.

Residential Gateways—Consumers demand a wide array of offerings from their service providers. They want to be able to access OTT, VoIP telephony, IPTV, wireless connectivity, personal video recorder (PVR) services, security, file and photo sharing, gaming, and a host of other advanced offerings. But service providers face a significant challenge delivering those offerings to multiple devices in the home simultaneously. Not only is there a greater need for bandwidth, but service providers also need to provide an end-user device that has the processing power to handle new services while managing their operating expenses. Our communications processor products help service providers meet this need.

Our Fusiv communications processors enable service providers to efficiently and cost-effectively deliver multi-play services to the residential, small office/home office, and small-to-medium enterprise markets. These devices utilize our unique distributed architecture, which includes multiple accelerator processors (APs) that offload switching, routing, and other tasks from the host central processing unit (CPU). As a result, we provide high levels of processing power for combined advanced services including VoIP, PVR, multi-mode DSL, and security, while supporting best-in-class quality of service (QoS) and wire-speed performance across all local area network (LAN) and WAN interfaces.

Our communications processors are designed to be the heart of the residential gateway which we believe is poised to become the centerpiece of the digital home. Whether the access infrastructure is copper, fiber, or wireless, the residential gateway—and the communications processor that powers it—must have robust performance to distribute bandwidth intensive services with appropriate security and other functionality. We intend to continue to adapt our product lines to address new markets and develop additional products specifically for those markets.

Ikanos Solutions—DSL Processors for the Central Office and Residential Gateways

We have developed semiconductor products using our proprietary design techniques, specific purpose digital signal processor, and advanced mixed-signal design capabilities. Our DSL processors are used in a range of carrier solutions and devices in the digital home and offer the high performance, flexibility, and scalability needed to enable advanced services including multi-play, IPTV, security, eHealth, and home automation.

Our products form the basis of communications systems that are deployed by service providers in their infrastructure, as well as in the home to enable subscribers to access data, voice, and video. We offer highly programmable products that support the multiple international standards used in broadband deployments worldwide, including ADSL, ADSL2, ADSL2+, VDSL, VDSL2, vectoring, and bonding. In addition, our products are equipped to handle gigabit Ethernet interfaces and provide wire-speed switching performance for FTTH, fixed wireless access, and cable deployments.

Our gateway processors are used in IADs to offer Internet access and other features in the home. Our gateway processors are often used in IADs where multiple features are offered, including multi-screen viewing, streaming, OTT, and WiFi, making integration of these features important. Our gateway processor features also include an integrated security engine for high performance virtual private networks (VPNs), integrated DSP core for carrier grade voice processing, gigabit Ethernet MAC offload engine for line-rate processing, and WiFi offload acceleration processor for high performance WiFi support, including 802.11ac. These features and functions incorporated into our products had previously been developed by our customers as part of their own systems. By incorporating these system level features, we can enable our customers to reduce costs, accelerate time-to-market, and enhance the flexibility of their overall systems.

Our Products

We offer multiple product lines that are designed to address different segments of the communications processor and the high-speed broadband DSL markets. Service providers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer, and system design constraints such as performance, density, and power consumption. By choosing our products for their hybrid fiber/xDSL networks, service providers are able to utilize their existing broadband infrastructure and maximize the return on their capital investments.

DSL Processors for a Range of CO and CPE Devices

Our families of DSL processors are designed for a range of devices that deliver high-speed access to the digital home. We believe our end-to-end solutions, while compliant with industry standards, provide a superior consumer experience and create opportunities for carrier service differentiation.

•

Fusiv Vx185 and Vx183 family of chipsets are high performance G.Vector-compliant communications processors designed specifically for the next generation of service gateways in the home. This family of products employs a unique distributed architecture that incorporates AP engines for data path functions, which is designed to ensure the maximum host CPU processing power is available for customer applications. The Vx185/183 are our latest convergence devices that leverage the advancements from the previous Fusiv family, while adding more processing power and critical interfaces to form the foundation for next-generation residential gateways. The highest performance product in this new family, the Vx185-HP, provides leading edge processing power, high speed wireless LAN interfaces for dual-band concurrent 802.11n and 802.11ac, VoIP, multi-mode bonded DSL, and security, while supporting carrier class QoS and gigabit wire-speed performance. The entire family of Vx185/183 chipsets supports all DSL with a seventh generation single integrated front end (IFE)—IFE7, including ADSL, ADSL2, ADSL2+, and all band plans of VDSL2, and further enhances IPTV and multi-play networks by being fully compliant with the ITU-T G.Vector standard. The Vx185 and Vx185-HP add support for VDSL2 bonding. This product family is currently shipping.

•

The Vx585 family, currently in development, maintains the distributed architecture of the Vx185/183, while supporting an even higher level of performance with a dual-core CPU architecture and additional, higher performance acceleration processor engines. With a combined DMIPS equivalence of approximately 16,000 for the highest performance member of the family, the Vx585-HP is one of the most powerful DSL gateway processors in the market. In addition, the newly introduced offload engines for USB 3.0 and SATA interfaces, this new processor family offers very competitive NAS capabilities for local storage and cloud caching applications. A significant benefit for existing Fusiv customers is that the new chipset reuses the existing software for the Vx185/183, which has already been tested and successfully deployed on various carrier networks, facilitating customer time-to-market. The Vx585 family of processors is scheduled for production in the first half of 2014.

•

Fusiv Vx180 is an integrated communications processor that features a MIPS-based™ CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that is backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n. The Fusiv Vx180 offers two IFE options. The IFE5 supports up to the 30a profile with 100Mbps upstream and 100Mbps downstream performance. The IFE6 (integrated front end and line driver) supports up to the 17a profile and fallback to ADSL, ADSL2, and ADSL2+. This product family is currently shipping.

Our VDSL and ADSL chipsets for DSLAMs and other CO equipment include our Velocity family of products, including the new Velocity-3 solution with Ikanos NodeScale™, which we believe is the industry’s leading vectoring solution. Our CO solution includes the DSL digital signal processors and the analog front end and line drivers, as well, where appropriate, it is coupled with our vectoring engine chip.

•

The Velocity-1 solution consists of a low-power, full-featured A/VDSL access chipset providing up to 100Mbps symmetrical bandwidth and operating at a sub-one watt per port power consumption. It supports 8a/b/c/d, 12a/b, 17a, and 30a VDSL2 profiles as well as ADSL2+, ADSL2, and ADSL standards. Compliant with the power consumption standards of the European Commission’s Code of Conduct on Energy Consumption of Broadband Equipment, the Velocity-1 chipset utilizes up to 30MHz of spectrum. In addition, the chipset enables what we believe to be exceptional delivery of data-intensive multi-play applications, including multi-channel HD IPTV, high-speed data transmission, VOD, and VoIP. This product family is currently shipping.

•

The Velocity-3 solution combines the rich feature set of the Velocity family with innovative Ikanos NodeScale vectoring technology. This solution is designed to provide full cancellation of crosstalk at the node level and full scalability to address various node sizes from 8 to 384 ports per node, while enabling easier deployment of vectored VDSL with key features like our Easy Vectoring and Ikanos NodeScale bonding. Velocity-3 leads the industry in rate-reach performance. We have demonstrated in carrier labs an aggregate of 150Mbps combined downstream and upstream performance, up to a distance of 500 meters in a 192-port DSLAM reference chassis. Velocity-3 is currently in carrier and OEM lab trials and is expected to reach production in the second half of 2014.

•

Velocity-Uni completes the Ikanos FTTx portfolio by addressing single port FTTdp deployments, providing up to 300Mbps aggregate (downstream and upstream) bandwidth. Velocity-Uni enables FTTdp solutions for hybrid fiber-copper broadband access, where FTTH is not practical, perhaps due to a high installation cost or a homeowner’s refusal to allow trenching or cutting through walls to extend fiber into the home. With Velocity-Uni, carriers can extend fiber to a distribution point close to the home, and then convert the optical signal to VDSL2 using a GPON ONT and our Velocity-Uni. Velocity-Uni’s low power operation enables reverse powering – a way to provide the power needed for the distribution point solution over the same telephone cable as used for DSL, sourcing it from the home gateway. Velocity-Uni is expected to reach production in the second half of 2014.

In addition to all the products mentioned above, we also announced our Neos™ architecture in November of 2013. This architecture is the foundation for our next generation CO and CPE products, designed to be scalable, flexible, and capable of supporting the next node in the DSL standard evolution, called G.fast. We have already made progress on this new architecture and we expect our initial gigabit-rate G.fast demonstrations to be available later in 2014.

Gateway Processors

Our families of multi-mode gateway processors complement our DSL broadband products and are designed to address a wide range of devices for value-added carrier services and high-speed access to the digital home. The Fusiv Multi-core Vx175 and Fusiv Vx173, and the recently announced Fusiv Vx575 family, are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by our products. These products support enhanced carrier services and multiple screen support in the home. With these dual-core products, MSOs, PON service providers, and manufacturers can build a wide range of devices including multi-play gateways, energy gateways, mobile broadband routers, optical networking terminals, network attached storage, and others. In the Vx175, the host cores provide 1GHz of processing power, while the Vx173 host cores support 800MHz of host processing power. This family of products can run femtocell stacks, VoIP, and a range of other computational-intensive tasks. In addition to the dual-core MIPS-based™ processors, the Vx175 and Vx173 also include hardware accelerator processors delivering up to an additional 4GHz of processing power to provide flexibility and improved performance. The accelerator processor implementation enables bi-directional gigabit routing performance while consuming a small fraction of the Fusiv’s processing power. This processor family is currently shipping. The Vx575 family maintains the distributed architecture of the Vx175/173, while supporting an even higher level of performance with a dual-core CPU architecture and additional, higher performance AP engines. The new high performance USB 3.0 offload engines enable support for LTE performance up to Category 7 (400Mbps). In addition, the integrated SATA acceleration processor allows for high speed local storage access for NAS and cloud caching applications. The reuse of existing software of the Vx175/173, which has already been tested and successfully deployed on various carrier networks, facilitates customer time-to-market. The Vx575 family of processors is scheduled for production in the second half 2014.

Silicon Product Families

The following summarizes the product families and the associated key features:

Network Node	Processor Type	Product Family	Key Features
CPE	DSL Processor	Vx58x	Dual-core, up to combined 2.4GHz, A/VDSL 30a, VDSL2 vectoring & bonding, up to 11 GHz of Fusiv acceleration processors, USB 3.0, SATA
		Vx185-HP	Single-core at 600MHz, A/VDSL 30a, VDSL2 vectoring & bonding, Fusiv accelerator processors, SATA, security
		Vx185	Single-core at 500MHz, A/VDSL 30a, VDSL2 vectoring & bonding, Fusiv accelerator processors, SATA, security
		Vx185-SE	Single-core at 500MHz, A/VDSL 30a, Fusiv accelerator processors, security
		Vx183	Single-core at 400MHz, A/VDSL 30a, Fusiv accelerator processors
	Gateway Processor	Vx57x	Dual-core, up to combined 2.4GHz, up to 10 GHz of Fusiv AP, USB 3.0, SATA (expected to reach production in the second half of 2014)
		Vx175	Dual-core at combined 1GHz, Fusiv accelerator processors, SATA, security
		Vx173	Dual-core at combined 800 MHz, Fusiv accelerator processors
CO	DSL Processor	Velocity-1	100Mbps symmetrical bandwidth, 8, 12, 17, and 30 MHz VDSL2 profiles
		Velocity-3	150/50Mbps, Ikanos NodeScale vectoring and bonding, full crosstalk cancelation across all tones and all ports, scalable architecture supporting up to 384 channels per node
		Velocity-Uni	Single port solution for 300Mbps aggregate data rates, 30MHz VDSL2 profile support, reverse power capable

inSIGHT Monitoring and Diagnostic Software

inSIGHT represents an expansion of our product portfolio by offering software as a product sold directly to carriers. While competing solutions can identify customer problems and offer coarse solutions, our diagnostic tool finds the source of the problem to create actionable recommendations that reduce carrier operating expenses and improves the quality of the end customer experience. Through its unique capabilities, inSIGHT helps isolate the cause of outages and noise issues, enables customer self-service, reduces operating expenses from service calls, and locates service upgrade opportunities. inSIGHT consists of advanced DSP algorithms that leverage our underlying CPE architecture to implement two key functionalities:

•

Line impairments—A large portion of the service disruptions that result in technical support calls are a result of impairments in the subscriber’s copper line. inSIGHT is able to detect these impairments, which include wire cuts (either inside or outside the house), bridge taps, corroded cables, micro filter issues, and incorrect cable types.

•

Noise issues—There are a variety of noise sources inside or near the home that could result in interference on the copper line, adversely impacting the bandwidth and therefore the consumer experience. These sources could be generated by home appliances and equipment, such as a treadmill or a power line modem. Depending on the source, the noise type could be narrow-band, wide-band, or impulse. inSIGHT has the ability to detect and identify the type of noise, which is critical before the source can be identified.

The inSIGHT software began carrier lab trials in the fourth quarter of 2013, and is scheduled for production in the second half of 2014. We continue to invest in research and development efforts to maintain our technology leadership and innovation. Our product portfolio will continue to include new products that are aligned with major trends and evolving standards.

Key Features of Our Solutions

Breakthrough Ikanos NodeScale Vectoring and Bonding Technology. One of the challenges in deploying very-high-speed Internet access over existing copper infrastructure is the degradation that occurs as a result of crosstalk between coincident copper wire pairs. Each wire can intermittently interfere with neighboring wires, thereby introducing noise, severely limiting line quality, throughput, and overall VDSL performance.

Our Ikanos NodeScale vectoring solution analyzes the crosstalk and interference environment in real time and creates a unique set of compensation signals that effectively eliminates both. Our Ikanos NodeScale vectoring chipset solution cancels noise across an entire network node and can scale to up to 384 ports in a single chassis, meeting the deployment requirements of the world’s leading service providers. In addition, our unique architecture also enables any-port to any-port bonding configuration within the DSLAM, thereby bringing additional flexibility to carriers when it comes to provisioning ports for their subscribers. Bonding allows a carrier to use two or more pairs of copper lines, when available, to offer higher overall throughput (typically twice the bandwidth achieved with a single pair) to the subscriber and more efficient use of the DSLAM.

Advanced bonding capabilities. Service providers can utilize two pairs of twisted copper wires and offer their customers bonded DSL technology. Bonding technology leverages the existing copper infrastructure and allows for increased data rates, longer loop lengths, and increased reliability. Our flexible xDSL DSP core architecture is capable of supporting 17MHz bandwidth, 2-pair bonded configurations that enable cost-optimized products for fiber-to-the-building (FTTB), FTTN, and CO deployments. This enables carriers to achieve speeds of over 200Mbps at 500 meters when vectoring with our Ikanos NodeScale solution.

High-performance communications processing. The delivery of high-quality video and other services requires a high-performance processor to handle the digital data streams that travel in both the upstream and downstream directions from the subscriber’s home. Common data processing functions include routing of IP-based packets, providing voice, video, and data streams with different classes of priority within the system and implementing VoIP, network security, and wireless LAN functionality. Our products include high-performance semiconductors that are designed to perform functions at rates of up to 1Gbps, which addresses both the latest generation of LAN and WAN technologies. We believe the combination of our high-performance communications processing products and our broad range of VDSL2 and ADSL2+ PHY products provides us a competitive advantage.

Integrated analog technology. Our analog products used in our DSL solution perform high-precision, power-efficient analog-to-digital and digital-to-analog signal conversion as well as various other functions necessary to interface between the DSP and the physical copper transmission medium. Our integrated analog technology includes programmable transmit and receive filters, low-noise amplifiers, and a power-optimized line driver with synthesized impedance and hybrid cancellation. Our analog technology enables systems to increase performance, adapt to noisy signal conditions, significantly reduce power consumption, and be programmed for multiple international standards. Additionally, our analog technology is highly integrated and eliminates a large number of discrete components used in other solutions. This critical feature reduces costs for our OEM customers and increases the number of connections, or ports, achievable in OEM systems.

Highly programmable platform and integrated software. The broadband service delivery industry is very competitive, with every player in the ecosystem, from the ODM to the carrier, looking for ways to differentiate its products or services. Our processor software allows for increased flexibility and reuse in the design of modems, gateways, and other devices, which we believe allows our customers to expedite time-to-market for their new generations of products. The advanced Linux-based software we utilize enables network equipment manufacturers to jump start their development processes. Our software incorporates routing, bridging, a complete VoIP stack, packet classification, marking, bandwidth management, and fast-path assisted QoS functions designed to deliver better performance and drivers. Our software enables manufacturers to reduce product development cycles, rapidly prototype, and quickly enter production with products ranging from simple modems to sophisticated gateways. Our flexible software architecture provides OEM customers with the ability to design this equipment with a variety of transport methodologies—or multiple methodologies—including Ethernet, xDSL, fixed wireless gateways, and PON. Using industry standard application programming interfaces (APIs) we enable our OEM customers and independent software design house partners to port their own unique applications to our hardware platform, without having to develop the low level operating system functions or device driver optimizations. This level of separation and hardware abstraction allows us to incorporate our expertise and know-how in the underlying architecture, while in parallel facilitating application customization and feature differentiation for our partners and customers.

High-performance DSP and advanced algorithms. Communications algorithms are sophisticated techniques used to transform signals between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. It is critical that the DSP execute advanced algorithms in real time in order to reliably transmit and receive signals at high-speed transmission rates. We have designed high-performance, low-power usage DSPs for high transmission rate applications that utilize our proprietary integrated firmware. Our processing algorithms enable reliable transmission and recovery of signals at high-speed transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our DSP and our advanced algorithms provides us an important competitive advantage. In addition, our high performance DSPs play a crucial role in our new inSIGHT software that assists carriers in identifying line faults and noise patterns inside or near our CPE devices. Using our high performance DSP engines and unique fault and noise detection algorithms, we are able to identify line integrity issues and noise sources locally on the CPE devices, instead of transmitting a large amount of raw data to the cloud for network-based processing.

Flexible network interfaces. Service providers globally use multiple communication protocols for transmitting data, voice, and video over their networks. Such protocols include Asynchronous Transfer Mode (ATM) and Internet Protocol (IP). Our semiconductors have the capability to support multiple network protocols and interfaces, including ATM and IP, to a variety of different OEM systems. For example, service providers in Japan and Korea typically deploy IP-based line cards and platforms that use our semiconductors, while service providers in Europe and North America have historically deployed ATM-based systems and are in the process of migrating to IP-based systems.

Key Benefits of Our Technology for Our Customers

Enabling the delivery of a broad range of high speed broadband services. Our products provide high-speed transmission rates of up to 300Mbps and greater, downstream and upstream combined, on a single copper pair of telephone lines. These transmission rates enable service providers to deliver a broad range of enhanced services to customers, including advanced digital content delivery, communications, and interactive broadband applications, such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting, and VoIP, as well as traditional voice telephony services.

Improving time-to-market with programmable systems-level products. Our products are programmable through our integrated firmware and standard APIs, which enables our customers to provide a single line card or residential gateway implementation to support multiple international standards. We believe our systems-level capabilities enable us to design our semiconductors to accelerate our customers’ time-to-market. Because of the programmability of our products, service providers can deliver multiple service packages and offer tiered pricing for these packages.

High-performance transmission over existing infrastructure. We believe our semiconductor solutions reduce service providers’ capital expenditures and costs, because they enable transmission of signals at high-speed rates over existing copper lines. As a result, service providers can leverage their previous investments in their access network infrastructure to deliver advanced revenue-generating services to customers. Our products are also compatible with service providers’ existing systems, enabling these service providers to add line card upgrades without having to completely replace existing hardware networking systems, thus lowering upfront capital expenditures and installation expense, decreasing service disruption, and reducing inventory costs. Moreover, we offer broadband semiconductors with combined ADSL2+ and VDSL2 support, thereby providing our customers with a convenient single source from which to purchase a wide range of broadband access semiconductors that are upgradeable in the field.

Turning technology into solutions for carriers. We strive to ensure that our current and future products and services strategy aligns with key market trends. One of the major trends in the industry today is the transition from ADSL to VDSL and VDSL with vectoring to offer higher bandwidth. As a result, carriers are focusing on deploying vectoring both in greenfield (new) and brownfield (existing) deployments. Our product portfolio encompasses a complete vectoring deployment strategy for carriers that is intended to address these practical issues. We expect that our unique Ikanos NodeScale vectoring capabilities will offer an industry-leading rate-reach performance so that carriers can maximize their return on investment. We also offer a vector-friendly software upgrade for the existing installed base of CPEs that is downloadable in the field to ensure successful brownfield deployments. In addition, we are creating our own firmware solution, “Easy Vectoring,” for dealing with “rogue” CPEs that are not able to receive vector-friendly code upgrades. With Easy Vectoring, carriers can have confidence that these rogue CPEs do not interfere with the proper operation of vectoring capable CPEs deployed in the field. A unique and differentiated aspect of our Easy Vectoring, relative to other similar products in the market, is the fact that Easy Vectoring addresses not only the downstream, but also the upstream performance.

End-to-end products. We offer semiconductors for both CO and CPE to deliver seamless interoperability. Our products are compliant with industry standards, and we believe the availability of our end-to-end products offers carriers opportunities for added differentiation. Our CO and CPE products, including our Ikanos NodeScale vectoring platform, are compatible with products of other vendors.

Proven technology. To date, we have shipped nearly half a billion ADSL and VDSL CPE and CO ports. Our products are deployed or are in field testing at leading service providers worldwide such as AT&T, Belgacom Group (Belgacom), Bell Canada, Orange, Koninklijke KPN N.V. (KPN), KT Corporation (formerly, Korea Telecom), NTT, Swisscom AG, Telecom Italia S.p.A., and Telefónica, S.A. Our semiconductors have been designed into systems offered by leading network OEMs including: Alcatel•Lucent, Arcadyan Technology Corporation, Askey, AVM, Cisco Systems, Inc., Flextronics Manufacturing (H.K.) Ltd. (Flextronics), Motorola, Inc., Pace plc, Paltek Corporation (Paltek), Sagemcom, and Xavi Technologies Corp. Our OEM customers and their client service providers conduct extensive system-level testing and field qualification of new semiconductors (generally over a six to 18 month period) to ensure that they meet performance, standards compliance, and stability requirements before a semiconductor is approved for mass deployment.

Reducing operating expense, improving consumer experience. Operational cost saving and reducing subscriber churn are two key concerns for carriers. Carriers have the opportunity to address both of these at the same time with our new inSIGHT software platform. The added visibility provided through timely and accurate reporting of service and continuity issues enables carriers to identify service problems faster and reduce resolution times, which translates into operational cost savings for the carriers and better customer experience. Competing solutions in the market today typically rely on a “cloud-based view” of the home to try to identify and solve line impairment and noise issues, which limits the accuracy and frequency of the information. With inSIGHT, the detection moves into the home, resulting in much higher accuracy in identifying and reporting issues, whether inside or near the home, which in turn translates to a faster time to resolution for carriers. While the specifics of cost savings vary from carrier to carrier, and region to region, we estimate that inSIGHT can create up to thirty dollars of annual cost savings per subscriber.

Our Strategy

Our objective is to become the leading provider of semiconductor products for the universal delivery of next-generation broadband services that transform the way people work, live, and play. We intend to continue to develop highly programmable solutions that deliver multi-play and interactive services over broadband using copper telephone lines and fiber that distribute these services to the digital home. The principal elements of our strategy are:

Continuous innovation. We have achieved a leadership position in deploying semiconductor solutions for the high-speed broadband market as well as the multi-play residential gateway markets. With respect to discrete multi-tone (DMT) based VDSL, we have been a leader in the development of standards for broadband over copper lines and our products are compliant with those standards. We continue to develop new technologies, such as bonding, Ikanos NodeScale vectoring, and inSIGHT, to extend and monitor our customers current broadband infrastructure as well as offer new customers cost effective products to deliver high-speed broadband. Our solutions enable speeds of up to 300Mbps aggregate throughput on a single copper pair, which will allow carriers to offer a wide variety of multi-play services. We intend to continue to drive the development of new standards for FTTB, FTTN, FTTH, and home networking through our involvement in a range of industry groups and continue to develop innovative products for these markets.

Expand our product portfolio for new markets. Today, our products target all manner of broadband DSL deployments and unique services in the home, as well as software to monitor and maintain those deployments. Our communications processors support a wide range of broadband access, including cable, wireless broadband, PON, Ethernet, and gigabit Ethernet. We also have products that complement these offerings and provide enhanced voice processing, wireless networking, and other capabilities. As consumer demand for higher bandwidth continues to increase, we are aligning our product roadmap to meet these demands. As such, we have demonstrated, using our existing products, 300Mbps aggregate bandwidth on a single copper pair to address carrier interest in short-loop FTTdp deployments. This also provides a stepping stone towards our next generation G.fast products, which will be designed to support a range of speeds from 500Mbps to 1Gbps, depending on distance and line quality. We also expect to expand our product portfolio to include additional broadband technologies to address incremental market opportunities, as well as add new communications processors and broadband DSL devices to further strengthen our position in core markets. In addition, we expect to expand our capabilities in enabling improved consumer quality of experience through inSIGHT and other future similar products.

Capitalize and expand on our existing service provider and OEM relationships. We believe that our close relationships with service providers and OEMs provide us with a deep understanding of their needs and enable us to continue to develop customized technology to meet their requirements. We have shipped nearly half a billion ports to date and intend to continue to capitalize on our close relationships with leading service providers and OEMs to facilitate the deployment of our products. In addition, we believe our relationships with carriers will expand as a result of selling inSIGHT directly to carriers.

We believe several key geographic areas that will be important in the transition from ADSL to VDSL, and therefore, key target areas for our business include China, South America, and Australia. We are working with local carriers, as well as key ecosystem participants in these markets to establish our value proposition and work to ensure that we will be a part of the expected growth in these geographies over the next several years.

In addition to our expansion efforts on the DSL side, we are also working on expanding our presence in other market segments deploying LTE networks through customers who are interested in our gateway processors. Our ability to support both DSL and non-DSL networks is very attractive to OEMs who are looking to leverage a single platform to address multiple networks for their value-added services.

Customers and Service Providers

Customers

The markets for systems utilizing our products and services are mainly served by large OEMs, ODMs, and CMs. We market our products to service providers, but we primarily sell our products to equipment suppliers, with the exception of inSIGHT, which we will sell directly to service providers. In the past, we have derived a substantial portion of our revenue from sales to a relatively small number of customers. While we expect this trend to continue in the short-term, we are working on expanding our customer base. In addition, expanding our product portfolio with new products including inSIGHT, the Vx585 family, Velocity-Uni, and Velocity-3 will also help reduce our reliance on a small number of customers.

During 2013, Sagemcom, Askey, AVM, and Paltek accounted for 24%, 14%, 11%, and 10% of our revenue, respectively. During 2012, Sagemcom, Askey, and Flextronics accounted for 19%, 13%, and 12% of revenue, respectively. During 2011, Sagemcom and Paltek accounted for 20% and 10% of revenue, respectively. Historically, substantially all of our sales have been to customers outside of the United States. Sales to customers in Asia accounted for 57% of revenue in 2013, 68% of revenue in 2012, and 62% of revenue in 2011. Sales to customers in Europe and North Africa accounted for 39% of revenue in 2013, 29% of revenue in 2012, and 36% of revenue in 2011.

We have a growing design win pipeline for both our CPE and CO products. We have secured our first design win for the Velocity-3 chipset, and expect to have more design wins in the future, based on the current level of customer engagements and the successfully completed carrier and OEM lab trials in recent months. There is also positive momentum on the Velocity-Uni front, with one design win already announced, and others expected in the first half of 2014. For the Vx185/3 and Vx175/3 processors, we have secured over 17 design wins, with about half going to production over the next six to nine months. We also have several alpha customers signed up for our Vx58x/Vx57x processors.

Telecommunication Service Providers

We work directly with various major service providers and their OEMs in connection with the optimization of our technology for trials or mass deployment into the service providers’ networks. Our OEM customers have sold products that include our semiconductors to major service providers, including, among others:

AT&T (North America)	KPN (The Netherlands)
Belgacom (Belgium)	Nippon Telegraph & Telephone Corporation (Japan)
Bell Canada (Canada)	Swisscom (Switzerland)
Bouygues Telecom (France)	Telecom Italia (Italy)
Orange (France)	Telefónica (Spain)
KT Corporation (Korea)	KDDI (Japan)

Service and Support

To accelerate the design and development of our customers’ systems and the qualification and mass deployment of our technology, we have a Product Applications Engineering team and a Field Application Engineering team. These teams work closely with the OEMs as well as directly with the service providers. Applications engineers have expertise in hardware and firmware and have access to a variety of expertise within our Company to ensure proper service and support for our OEM and service provider customers.

Our service and support involves multiple stages, including working with service providers as they evaluate our technology through the utilization of our reference platforms and optimizing our technology to meet the individual service providers’ performance and other requirements.

In parallel, our engineers help our customers with the design and review of their system designs. Our application engineers and field application engineers help customers’ engineers design their systems by providing the necessary reference designs, Gerber files, schematics, datasheets, sample firmware, and other documentation. By doing this, we assist our customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by our customers, we work closely with the customers’ engineers to integrate our firmware into systems through site visits and extensive field testing, which may include inter-operation with legacy equipment already deployed. This entire qualification cycle may take six to 18 months depending upon the region, service provider requirements, and deployment plans.

Sales, Business Development, and Product Marketing

Our sales and marketing strategy is to achieve design wins with leading suppliers and mass deployment with service providers worldwide. We consider a design win to occur when an OEM notifies us that it has selected our products to be incorporated into its system. We refer to our sales and marketing strategy as “direct touch,” as we have significant contact directly with the customers of our OEMs, the telecommunication service providers. We believe that applications support at the early stages of design is critical to reducing time to deployment and minimizing costly redesigns for our customers and the service providers. By simultaneously working with our customers and the service providers, we are able to use the pull of service provider network compatibility and interoperability to push design wins with our customers, which is further augmented by our support and service capabilities.

We also invest in establishing partnerships with the members of the ecosystem. These partners include ODMs, independent software design houses, and other silicon vendors with complementary technology we use in our reference designs. This investment in ecosystem partners is an important part of our strategy to provide our customers with total solutions that are as close to deployment-ready as possible, which minimizes time and effort for our customers.

We market and sell our products worldwide through a combination of direct sales and third-party sales representatives and distributors. We utilize sales representatives and distributors to expand the reach of our sales team. We have strategically located our sales, business development, and marketing personnel, field applications engineers, and sales representatives near our major customers in China, Europe, Japan, Korea, Taiwan, and the United States.

Our product marketing teams focus on our product strategy and management, product development roadmaps, product pricing and positioning, new product introduction and transition, demand assessment, competitive analysis, and marketing communications and promotions. Our marketing teams are also responsible for ensuring that product development activities, product launches, channel marketing program activities, and ongoing demand and supply planning occur on a well-managed, timely basis in coordination with our development, operations, and sales groups, as well as our customers. Our marketing teams are also responsible for organizing and managing our participation in trade shows, conferences, and relevant thought leadership events.

Competition

The semiconductor industry generally and the broadband communications market specifically are intensely competitive. In the xDSL, PON, and communications processing markets, we currently compete or expect to compete with, among others, Alcatel•Lucent, Broadcom Corporation, Cavium, Inc., Cortina Systems, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., PMC-Sierra, Inc., Metanoia Communication, QUALCOMM Incorporated, Realtek Semiconductor Corp., and MediaTek Inc. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. In addition, new competitors or alliances among existing competitors could emerge. Competition has resulted, and is expected to continue to result, in declining average selling prices for our products and market share. However, we believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.

We also consider other companies that have access to broadband or communications processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.

We believe that we are competing effectively with respect to the following factors:

•	product performance;

•	compliance with industry standards;

•	differentiated and disruptive technology features;

•	price and cost effectiveness;

•	energy efficiency;

•	physical footprint;

•	functionality; and

•	customer service and support.

While the competitive landscape could continue to get more crowded, we believe that we are well positioned to compete favorably in the market, given our strong brand, our existing OEM and carrier relationships, our patent portfolio, our strong engineering team that continues to bring innovative and leading edge products to market, such as Velocity-3 and inSIGHT, and our customer-focused culture. In addition to performance, we believe our unique architectural and algorithmic qualities differentiate our solutions, resulting in superior scalability, robustness, and ease of deployment. In addition, through our inSIGHT diagnostic and monitoring capabilities, we believe our chipsets and software are uniquely differentiated from other silicon vendors in bringing significant operational cost savings to carriers and improved quality of experience to the subscriber.

Research and Development

Our research and development efforts are focused on the development of advanced semiconductors and related firmware. We employ experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, firmware development, reference boards, and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. Our research and development expense was $51.1 million in 2013, $57.5 million in 2012, and $55.8 million in 2011.

Manufacturing

We are a fabless manufacturing company that utilizes our foundry partnerships to produce our semiconductor products, allowing us to focus our resources on value-added chip integration, intellectual property and software development, and advanced reference designs for the system level solutions we provide. This manufacturing model provides us with access to the latest semiconductor processes, leveraging industry standard learning curves for cost, performance, and yields, and reduces our overall capital investment, as well as operating and support costs.

Our integrated circuits use semiconductor lithography nodes from 350nm silicon germanium (SiGe) for our line drivers, to 180nm Mixed Signal Complementary Metal Oxide Semiconductors (CMOS) for our analog front end products, to 40nm CMOS for our VDSL DSP and baseband product solutions. Development efforts are underway for our 28nm products representing our next generation of CPE and CO product offerings. We have adopted a “fast follower” manufacturing strategy designed to ensure that each technology node is fully debugged and matured before committing our designs to production. We believe this approach reduces our cost associated with intellectual property development, test chips, design rule updates, and circuit re-spins, as well as the overall debugging efforts indicative of new process deployments.

We utilize the following third party foundry partners:

•	Taiwan Semiconductor Manufacturing Corporation (TSMC) in Taiwan

•	Global Foundries, Inc. (formerly Chartered Semiconductor Manufacturing) in Singapore

•	Tower Semiconductor Ltd. in California and Israel

•	United Microelectronics Corporation (UMC) in Taiwan

•	Silterra Malaysia Sdn. Bhd. in Malaysia

For our backend assembly and test, we use both turn-key as well as more traditional two-stage manufacturing business models. These business models allow us the flexibility react to market demand fluctuations, and provide a dual source capacity model for assurance of supply to our customers. Our turn-key product flows provide short manufacturing cycle times and support final manufacturing of our products from wafer sort, to assembly, test, and finishing, including both shipping and warehouse functions. Two-stage product flows allow us to optimize our cost for both assembly and test, independently, while maintaining our ability to provided capacity and flexibility for our manufacturing demands.

We utilize the following third party backend manufacturing partners:

•	Advanced Semiconductor Engineering, Inc. (ASE) in Taiwan and Singapore

•	Amkor Technology Inc. in the Philippines

•	King Yuan Electronics Co., Ltd. (KYEC) in Taiwan

Operations

In 2012, we expanded our outsourcing model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a Master Services and Supply Agreement (Service Agreement). Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day basis. As of the end of 2013, we have completed the transition of Master Services to eSilicon and eSilicon will continue to play a large role in our supply chain manufacturing for our mature products.

We maintain direct foundry and backend manufacturing support for our new product development efforts, including product and test engineering, as well as supply chain management designed to ensure timely new product releases and production ramps. This direct support allows us to work not only with eSilicon, but with our manufacturing partners to increase yields, lower manufacturing costs, and improve overall product quality faster than would be afforded alone. We maintain all responsibility for our manufacturing strategy, product flow, factory mix, customer quality, and capital purchasing decisions.

All our products are tested to ensure compliance with their respective datasheets after they are packaged or assembled. We ensure optimized test capacity and cost by purchasing some testers directly and consigning these testers to our manufacturing partners. Since these testers are industry standard platforms and complement the existing tester installed base of our manufacturing partners, there is great synergy and leverage for maintenance and support costs, keeping our overhead at a minimum. The use of consigned standard testers provides the lowest overall cost for test, while maintaining common hardware that can be used directly with our partner’s non-consigned equipment as needed for extra capacity.

Quality Assurance

Our quality assurance program begins with the design and development processes of our integrated circuits, hardware (reference boards), and software/firmware as well as our system level verification efforts. Our integrated circuit designs are subjected to extensive circuit simulation under extreme conditions of temperature, voltage, and processing before being committed to fabrication and we follow industry standard JEDEC and customer required reliability and qualification processes to ensure compliance with industry norms. Our software/firmware goes through formal testing per specified test plans and customer requirements.

We pre-qualify each of our third party manufacturing subcontractors and conduct periodic quality audits. We monitor foundry production to ensure consistent overall quality, reliability, and yield levels. All of the independent foundries and assembly and test subcontractors have been awarded ISO 9000 certification as well as being certified under other internationally accepted quality standards. In August 2006, we were certified to ISO 9001 standards and passed an ISO 9001:2008 surveillance audit in July 2013.

Environmental Regulation

We assess the environmental impact of our products to international standards. The manufacturing flows at all the subcontractors used by us are registered as ISO 14000, the international standard related to environmental management. We believe our products are compliant with the European Union’s Restriction of Hazardous Substances Directive (RoHS) and that materials are available to meet these emerging regulations.

Intellectual Property

Our success and future growth will depend on our ability to protect our intellectual property. We rely primarily on patent, copyright, trademark, and trade secret laws, contractual provisions, and licenses to protect our intellectual property. We also attempt to protect our trade secrets and other proprietary information through agreements with our customers, suppliers, employees, and consultants, as well as through other security measures.

As of December 29, 2013, we had over 285 patents issued in the United States and more than 35 companion patents issued in foreign jurisdictions, primarily in Japan, China, Taiwan, and the United Kingdom. We also have more than 50 patent applications pending in the United States and approximately 115 patent applications pending in foreign jurisdictions. Our patent and patent applications cover features, arts, and methodologies employed in each of our existing product families, including G.fast, FTTdp, VDSL with vectoring (G.Vector), VDSL2, ADSL2+, ADSL2, ADSL, and SHDSL, as well as inSIGHT. The expiration dates range from 2015 through 2032. We continue to actively pursue the filing of additional patent applications.

We claim copyright protection for the documentation used in our products and for the firmware and software used in our products. Ikanos Communications, Ikanos and the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, inSIGHT, Ikanos NodeScale, Neos, and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

Employees

As of December 29, 2013, we had a total of 263 full-time employees, of whom 202 were involved in research and development and 61 in sales, marketing, operations, finance, and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relationship with our employees is good.

Backlog

Our sales are made pursuant to short-term purchase orders which, we believe, are not a reliable indicator of quarterly sales and sales trends.

Executive Officers of the Registrant

The following table sets forth the names, ages and positions of our executive officers as of February 20, 2014:

Name	Age	Position
Omid Tahernia	53	President and Chief Executive Officer
Dennis Bencala	58	Chief Financial Officer and Vice President of Finance
Debajyoti Pal	55	Chief Technology Officer and Senior Vice President
Jim Murphy	59	Vice President, Worldwide Human Resources
Stu Krometis	54	Vice President, Worldwide Sales

There are no family relationships among any of our directors and executive officers.

Omid Tahernia has served as our President and Chief Executive Officer, and a member of our Board of Directors, since June 2012. Prior to joining Ikanos, Mr. Tahernia served as President and CEO of Tilera Corporation from October 2007 to October 2011. Mr. Tahernia was with Xilinx first as Vice President and General Manager of the DSP Division from July 2004 to June 2006 and later as Vice President and General Manager of the Processing Solutions Group from June 2006 to September 2007. Mr. Tahernia was employed by the Motorola, Inc.’s Semiconductor Group as Vice President and Director of Strategy and Business Development from June 2003 to July 2004 and Vice President and General Manager of the Wireless & Mobile Systems Division from December 1998 until June 2003. Mr. Tahernia holds a B.S.E.E. from Virginia Polytechnic Institute & State University, and an M.S.E.E. from Georgia Institute of Technology.

Dennis Bencala has served as our Chief Financial Officer (CFO) and Vice President of Finance since June 2010. Prior to joining Ikanos, Mr. Bencala was CFO of the Renewable Energy Test Center from October 2009 to June 2010. Mr. Bencala held successive positions at SiRF Technology Holdings, Inc. (SiRF) beginning with Corporate Controller in January 2000 and becoming Senior Director, Investor Relations and Business Development, in August 2007. He became acting CFO at SiRF in August 2008 and was CFO from September 2008 until October 2009. Prior to joining SiRF Mr. Bencala served as Corporate Controller at ScanVision, Inc., a developer of image sensing semiconductor products from June 1995 to December 1999. Mr. Bencala holds a B.S. in Finance from San Diego State University.

Debajyoti Pal has served as our Chief Technology Officer since August 2009. From April 2004 until August 2009, Dr. Pal was Chief Technology Officer and Executive in Residence at Tallwood Venture Capital. Prior to joining Tallwood, Dr. Pal founded Telicos Corporation in May 2002 and was President until April 2004. Dr. Pal was Vice President of Technology & Product Development of Virata Corporation and GlobespanVirata, Inc. from August 2000 until April 2002. In May 1998 he founded Excess Bandwidth Corporation and was Chief Technology Officer and Vice President Engineering until August 2000 when it was acquired by Virata. Dr. Pal received a bachelor’s degree in electronics and electrical communication engineering from the Indian Institute of Technology Kharagpur, an M.S.E.E. degree from Washington State University, and a Ph.D. in electrical engineering from Stanford University. Dr. Pal is a Fellow of the Institute of Electrical and Electronics Engineers (IEEE).

Jim Murphy has served as our Vice President, Worldwide Human Resources since June 2010. Prior to joining Ikanos he served as Vice President, Human Resources for North America and Asia Pacific for CSR plc from August 2009 until May 2010. From March 2006 until August 2009, Mr. Murphy was Vice President, Human Resources for SiRF. Prior to joining SiRF, Mr. Murphy was Senior Human Resources Director for North America at LSI Logic Corporation. Mr. Murphy holds a B.A. from Lawrence University and an M.B.A. from the University of Michigan.

Stu Krometis has served as our Vice President, Worldwide Sales since May 2013. Prior to joining Ikanos, he was Vice President, Sales APAC for Cavium, Inc. from July 2012 until May 2013. Mr. Krometis joined Cavium in October 2005 and served as Senior Director of Global Accounts and EMEA until July 2012. Mr. Krometis was regional sales manager at Applied Micro Circuits Corporation from December 2000 until May 2005. Mr. Krometis holds a B.B.A. in Business Administration from Roanoke College.

Where Can You Find Additional Information

With respect to the statements contained in this Annual Report on Form 10-K regarding the contents of any agreement or any other document, in each instance, the statement is qualified in all respects by the complete text of the agreement or document. You may inspect a copy of the reports and other information we file without charge at the Public Reference Room of the Securities and Exchange Commission (SEC) at 100 F Street, N.E., Room 1580, Washington, D.C. 20549. You may obtain copies of all or any part of this Annual Report on Form 10-K from such offices at prescribed rates. You may also obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy, and information statements, and other information regarding issuers, including our information which we file electronically with the SEC.

We are subject to the information and periodic reporting requirements of the Securities Exchange Act of 1934, as amended (the Exchange Act), and, in accordance therewith, file periodic reports, proxy statements, and other information with the SEC. Such periodic reports, proxy statements, and other information are available for inspection and copying at the Public Reference Room and website of the SEC referred to above. We maintain a website at www.ikanos.com. You may access our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act with the SEC, free of charge at our website as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. The reference to our web address does not constitute incorporation by reference of the information contained at this site.

Item 1A. Risk	Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Annual Report on Form 10-K, and in our other filings with the SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs with material adverse effects on us, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Financial Condition

We have a history of losses, and future losses or the inability to raise additional capital in the future may adversely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year fiscal ended December 29, 2013, included in this Annual Report on Form 10-K, contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $326.1 million as of December 29, 2013. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis in the future. If we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern.

We may need to raise additional capital in the future. The sale of additional shares of common stock or other securities would result in dilution to our stockholders and incurring indebtedness would result in restrictions on our operations.

We may not have cash sufficient to meet our anticipated cash needs for the foreseeable future and may need to seek financing in the future. These financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance, however, that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition.

We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition and liquidity.

On January 14, 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), to change existing financial covenants to coincide with our then-current operating plan. Under the Loan Agreement we may borrow up to $15.0 million, subject to certain limitations. From time-to-time we draw advances under the Loan Agreement and repay the advance when required. As of December 29, 2013, the balance under the Loan Agreement was $12.0 million. The Loan Agreement is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. We were in compliance with all of the covenants as of December 29, 2013 and expect to be in compliance through the first quarter of 2014. However, we anticipate that we may not be in compliance with all of the covenants contained in the Loan Agreement during certain periods of 2014 and, accordingly, have begun negotiations with SVB. If we do not remain in compliance with all of the financial covenants contained in the Loan Agreement, we may need to obtain a waiver from SVB or an amendment to the Loan Agreement. There can be no assurance that we will be successful in obtaining waivers from SVB or amendments to the Loan Agreement. The failure to obtain the necessary waiver or amendment could result in any advances under the Loan Agreement being repayable immediately on demand, which would have a material adverse effect on our business, liquidity, and financial condition.

Our Loan Agreement is subject to contractual and borrowing base limitations, which could adversely affect our liquidity and business.

The maximum amount we can borrow under our Loan Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If our accounts receivable are deemed ineligible, because, for example, they are resident outside certain geographical regions or a receivable is older than 90 days, the amount we can borrow under the revolving credit facility would be reduced. These limitations could have a material adverse impact on our liquidity and business.

Our Loan Agreement contains financial covenants that may limit our operating and strategic flexibility.

Our Loan Agreement contains financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions limit our ability to, or do not permit us to, incur additional debt, pay cash dividends, make other distributions or repurchase stock, engage in certain merger and acquisition activity, and make certain capital expenditures. There can be no assurance that we will be in compliance with all covenants in the future or that SVB will agree to modify the Loan Agreement, should that become necessary.

Events beyond our control could affect our ability to comply with these covenants and restrictions. Failure to comply with any of these covenants and restrictions would result in a default under the Loan Agreement. If we do not cure an event of default or obtain necessary waivers within the required time periods, SVB would be permitted to accelerate the maturity of the debt under the Loan Agreement, foreclose upon our assets securing the debt, and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Loan Agreement may significantly impair our ability to obtain other debt or equity financing.

There can be no assurance that any waivers we request will be received on a timely basis, if at all, or that any waivers obtained will extend for a sufficient period of time to avoid an acceleration event, an event of default, or other restrictions on our business. The failure to obtain the necessary waivers could have a material adverse effect on our business, liquidity, and financial condition.

Our history of losses as well as future losses or inability to raise additional capital in the future, may adversely impact our relationships with customers and potential customers.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $326.1 million as of December 29, 2013. To achieve profitability, we will need to generate and sustain higher revenue and to improve our gross margins while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.

Risks Related to Our Common Stock

Our common stock is currently trading below $1.00. If our common stock continues to trade below $1.00, our stock could be delisted from The NASDAQ Capital Market, which action could adversely affect the market liquidity of our common stock and harm our business.

Our common stock is currently traded on The NASDAQ Capital Market under the symbol IKAN. The NASDAQ Capital Market has a number of continued listing requirements, including the requirement contained in NASDAQ Marketplace Rule 5810(c)(3)(A), which generally requires the minimum closing bid price remain at a $1.00 or more per share. Beginning on January 31, 2014, our stock began to trade below $1.00. If our closing bid price is below $1.00 for 30 consecutive trading days, we would anticipate being notified by NASDAQ that we must regain compliance with this continued listing requirement within 180 calendar days. This occurred previously in September of 2011, when the closing bid price for our stock was consistently below $1.00. By letter dated December 16, 2011, we were notified by NASDAQ that we were being provided 180 calendar days, or until June 13, 2012, to regain compliance with this continued listing requirement. The compliance period was subsequently extended to December 10, 2012. Beginning on or about September 10, 2012, the closing bid price of our common stock was at $1.00 or more per share. Subsequently, NASDAQ provided us written notice that we had then regained compliance with Marketplace Rule 5810(c)(3)(A). Even if our stock does not trade below $1.00 for 30 consecutive days in the immediate future, there can be no guarantee that we will be able to remain in compliance with all of NASDAQ’s continued listing requirements.

If we are again subject to delisting for any reason, including the failure to maintain the minimum closing bid price, such action would adversely affect the market price and liquidity of the trading market for our common stock and our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by our investors, suppliers, and employees.

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

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	failure to comply with NASDAQ minimum bid price, as indicated above;

•	changes in our senior management;

•	the success or failure of our new products;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers, or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions;

•	specific conditions in the semiconductor industry and broadband technology markets, including seasonality in sales of consumer products into which our products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in product mix; or

•	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers.

The closing sales price of our common stock for the period of January 1, 2007 to December 29, 2013 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

If the securities analysts who currently publish reports on us do not continue to publish research or reports about our business, or if they issue an adverse opinion regarding our common stock, the market price of our common stock and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us and our business. Currently, two analysts periodically publish reports about our Company. If these two analysts issue an adverse opinion regarding our common stock, the stock price would likely decline. If the analysts cease coverage of us or fail to regularly publish reports on us, we could lose further visibility to the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

Takeover attempts that stockholders may consider favorable may be delayed or discouraged due to our corporate charter and bylaws which contain anti-takeover provisions, Delaware law, or the Tallwood Investors.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our Board of Directors to expand the size of our Board and to elect a director to fill such a vacancy;

•	the establishment of a classified Board of Directors, which provides that not all members of the Board are elected at one time;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

•

the ability of our Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

•

the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend, or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors, and the ability of stockholders to take action;

•	the required approval of holders of a majority of the shares entitled to vote at an election of directors to remove directors for cause; and

•	the elimination of the right of stockholders to call a special meeting of stockholders and to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws, and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would without these provisions.

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

Risks Related to Our Customers and Markets

We are in a product transition phase and we may not be able to adequately develop, market, or sell new products.

Revenues from certain existing products are decreasing as these products near end-of-life. Beginning in the third quarter of 2012, we began selling our next generation CPE product Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family, Velocity-3, and Velocity-Uni products, may be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.

We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our ten largest customers accounted for approximately 80% of our revenue in 2013. For 2013, Sagemcom Tuisie (Sagemcom), Askey Computer Corporation (a contract manufacturer for Sagemcom) (Askey), AVM Computersysteme Vertriebs GmbH (AVM), and Paltek Corporation represented 24%, 14%, 11%, and 10% of our revenue, respectively, and Sagemcom, Askey, and Flextronics Manufacturing (H.K.) Ltd. represented 19%, 13%, and 12% of our revenue in 2012, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. As a result, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.

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

The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Cavium, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH, Marvell Technology Group Ltd., MediaTek Inc., PMC-Sierra, Inc., and Realtek Semiconductor Corp.

Many of our competitors have stronger manufacturing subcontractor relationships than we have and longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other resources. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements than we are able to. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers, or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration, or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share and our revenue may fail to increase or may decline.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” At any given time, we are competing for one or more of these design wins. We often incur significant expenditures over multiple quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold, or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time-to-time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.

Our operating results have fluctuated significantly over time and are likely to continue to do so, and as a result, we may fail to meet or exceed our revenue forecasts or the expectations of securities analysts or investors, which could cause the market price of our common stock to decline.

Our industry is highly cyclical and is characterized by constant and rapid technological change, product obsolescence, price erosion, evolving standards, uncertain product life cycles, and wide fluctuations in product supply and demand. The industry has, from time-to-time, experienced significant and sometimes prolonged downturns, often connected with or in anticipation of maturing product cycles and declines in general economic conditions. To respond to these downturns, some service providers have decreased their capital expenditures, changed their purchasing practices to use refurbished equipment rather than purchasing new equipment, canceled or delayed new deployments, and taken a cautious approach to acquiring new equipment and technologies from OEMs, usually with very little notice. This, in turn, has reduced the demand for new semiconductors by our direct customers which could result in significant fluctuations of revenue as the economy changes. Any future downturns may reduce our revenue and could result in our accumulating excess inventory. By contrast, any upturn in the semiconductor industry could result in increased demand and competition for limited production capacity, which may affect our ability to ship products and prevent us from benefiting from such an upturn. Accordingly, our operating results may vary significantly as a result of the general conditions in the semiconductor or broadband communications industry, which could cause the market price of our common stock to decline.

Fluctuations in our expenses could affect our operating results.

Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, addressing technical issues arising from development efforts, unanticipated tapeout costs, additional or unanticipated costs for manufacturing or components because we do not have formal pricing arrangements with our subcontractors, costs of design tools, and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.

Because many of our expenses are relatively fixed in the short term, or are incurred in advance of anticipated sales, we may not be able to reduce our expenses sufficiently to mitigate any reductions in revenue. Therefore, it may be necessary to take other measures to align expenses with revenue, including, implementation of a corporate restructuring plan. We last implemented a restructuring plan in 2012. Restructuring charges included expenses related to the severance for terminated employees and other exit-related costs arising from contractual and other obligations.

General macroeconomic conditions could reduce demand for services based upon our products.

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continued into 2013, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or discontinue purchasing—broadband services in their homes, whether to save money in an uncertain economic climate or otherwise, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

Industry consolidation may lead to increased competition and may harm our operating results.

There has been a trend toward consolidation in our industry. We expect this trend to continue as companies attempt to strengthen or hold their market positions in an evolving industry and as companies are acquired or are unable to continue operations. We believe that industry consolidation may result in stronger competitors that are better able to compete for customers. This could have a material adverse effect on our business, financial condition, and results of operations. Furthermore, rapid consolidation could result in a decrease in the number of customers we serve. Loss of a major customer could have a material adverse effect on our business, financial condition, and results of operations.

If we are unable to develop, introduce, or achieve market acceptance of our new semiconductor products, our operating results would be adversely affected.

Our industry is characterized by rapid technological innovation and intense competition. Our future success will depend on our ability to continue to predict what new products are needed to meet the demand of the broadband, communications processor, or other markets addressable by our products and then introduce, develop, and distribute such products in a timely and cost-effective manner. The development of new semiconductor products is complex, and from time-to-time we have experienced delays in completing the development and introduction of new products. In the past we have invested substantial resources in developing and purchasing emerging technologies that did not achieve the market acceptance that we had expected.

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

Our products are subject to rapid declines in average selling prices due to pressure from customers. We have lowered our prices significantly at times to gain or maintain market share, and we expect to do so again in the future. In addition, we may not be able to reduce our costs of goods sold as rapidly as our prices decline. Our financial results, in particular, but not limited to, our gross margins, will suffer if we are unable to maintain or increase pricing, or are unable to offset any future reductions in our average selling prices by increasing our sales volumes, reducing our manufacturing costs, or developing new or enhanced products that command higher prices or better gross margins on a timely basis.

Our product sales mix is subject to frequent changes, which may impact our revenue and margin.

Our product margins vary widely by product and customer. As a result, a change in the sales mix of our products could have an impact on forecasted revenue and margins. For example, our Access product family generally has higher margins as compared to our Gateway product family. Furthermore, the product margins within our product families can vary based on the performance and type of deployment, as the market typically commands higher prices for higher performance. While we forecast a future product mix and make purchase decisions based on that forecast, actual results can be materially different which could negatively impact our revenue and margins.

Any defects in our products could harm our reputation, customer relationships, and results of operations.

Our products may contain undetected defects, errors, or failures, which may not become apparent until the products are in the hands of our customers or our customers’ customers. The occurrence of any defects, errors, or failures discovered after we have sold the product could result in:

•	cancellation of orders;

•	product returns, repairs, or replacements;

•	monetary or other accommodations to our customers;

•	diversion of our resources;

•	legal actions by customers or customers’ end users;

•	increased insurance and warranty costs; and

•	other losses to us or to customers or end users.

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

We operate in the highly cyclical semiconductor industry. This industry is characterized by wide fluctuations in product supply and demand. In the past, the semiconductor industry has experienced significant downturns, often in connection with, or in anticipation of, excess manufacturing capacity worldwide, maturing product cycles, and declines in general economic conditions. Even if demand for our products remains constant, a lower level of available foundry capacity could increase our costs, which would likely have an adverse impact on our results of operations.

Changes in our senior management could negatively affect our operations and relationships with our customers and employees.

We have recently experienced changes in our senior management team: the resignations of our Vice President of Program Management in April 2012 and our Vice President of Sales in March 2013 and the appointments of our new President and Chief Executive officer in June 2012, our new Vice President of Operations in September 2012, our new Vice President of Marketing in February 2013, and our new Vice President of Sales in May 2013. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

Because competition for qualified personnel is intense in our industry, we may not be able to recruit and retain necessary personnel, which could impact our product development and sales.

Our future success depends on our ability to continue to attract, retain, and motivate our senior management team as well as qualified technical personnel, particularly software engineers, digital circuit designers, mixed-signal circuit designers, and systems and algorithms engineers. Competition for these employees is intense and many of our competitors may have greater name recognition and significantly greater financial resources to better compete for these employees. If we are unable to retain our existing personnel, or attract and train additional qualified personnel, our growth may be limited due to our lack of capacity to develop and market our products. All of our key employees are employed on an “at will” basis. The loss of any of these key employees could slow our product development processes and sales efforts or harm the perception of our business. We may also incur increased operating expenses and be required to divert the attention of our senior management to recruit replacements for key employees. Also, our depressed common stock price may result in difficulty attracting and retaining personnel as stock options and other forms of incentive equity grants generally comprise a significant portion of our compensation packages for all employees, which could harm our ability to provide technologically competitive products.

Further, the changes in senior management as well as the multiple restructurings and reductions in force that we have recently experienced, have had, and may continue to have, a negative effect on employee morale and the ability to attract and retain qualified personnel.

Risks Related to Our Operations and Technology

We rely on third-party technologies for the development of our products, and our inability to use such technologies in the future or the failure of such technology would harm our ability to remain competitive.

We rely on third parties for technologies that are integrated into some of our products, including memory cells, input/output cells, hardware interfaces, and core processor logic. If we are unable to continue to use or license these technologies on reasonable terms, or if these technologies fail to operate properly, we may not be able to secure alternatives in a timely manner and our ability to remain competitive would be harmed. Further, if we were to seek such a license and such license were available, we could be required to make significant payments with respect to past and/or future sales of our products, and such payments may adversely affect our financial condition and operating results. If a party determines to pursue claims against us for patent infringement, we might not be able to successfully defend against such claims. In addition, the third party intellectual property could also expose us to liability and, while we have not experienced material warranty costs in any period as a result of third party intellectual property, there can be no assurance that we will not experience such costs in the future.

Our service agreement with eSilicon Corporation (eSilicon) limits our ownership and control of raw materials and work-in-process. Should eSilicon default on its contractual commitments to us or fail to timely deliver furnished goods, it would negatively impact our revenue and reputation.

In 2012, we entered into an agreement with eSilicon (the Service Agreement) under which eSilicon handles a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions. Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, which, in turn, contracts with wafer foundries and assembly and test subcontractors, managing these operational functions for us on a day-to-day basis. eSilicon owns the raw materials and work-in-process until such time as the products are delivered to us as finished goods. Should eSilicon default on its contractual obligation to deliver finished goods to us in a timely manner, or at all, we may be required to restart the wafer production process with a total cycle time of approximately one calendar quarter. As a result, we may be required to incur additional costs and we would experience delays in delivering products to our customers, which would result in decreased revenue, have a negative effect on operating results, and harm our reputation.

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with eSilicon and its subcontractors could significantly disrupt shipment of our products, impair our relationships with customers, and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and are therefore dependent on and currently use multiple third-party wafer foundries and other subcontractors, located primarily in Israel, Malaysia, the Philippines, and Taiwan, to manufacture, assemble, and test all of our semiconductor devices. While we work with multiple suppliers, generally each individual product is made by one foundry and one assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products in a timely manner. In past periods of high demand in the semiconductor market, we have experienced delays in obtaining sufficient capacity to meet our demand and as a result were unable to deliver all of the products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems. We are dependent on eSilicon and, in turn, its suppliers to deliver our products on time.

If we and/or eSilicon were to need to qualify a new facility to meet a need for additional capacity, or if a foundry or subcontractor ceased working with eSilicon, as has happened in the past, or if production is disrupted (including an event where eSilicon ceases its business operations), we may be unable to meet our customer demand on a timely basis, or at all. We may be required to incur additional costs and may need to successfully qualify an alternative facility in order to not disrupt our business.

In the event that we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.

As indicated above, we have used and will continue to use a limited number of independent wafer foundries to manufacture all of our semiconductor products, which could expose us to risks of delay, increased costs, and customer dissatisfaction in the event that any of these foundries are unable to meet our requirements. Additional wafer foundries may be sought to meet our future requirements but the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If qualification cannot be met in a timely manner, we would experience a significant interruption in supply of the affected products, which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share, as well as our operating results would suffer.

When demand for manufacturing capacity is high, we may take various actions to try to secure sufficient capacity, which could be costly and negatively impact our operating results.

Although we have purchase order commitments to supply specified levels of products to our OEM customers, neither we nor eSilicon have a guaranteed level of production capacity from any of our foundries or subcontractors’ facilities that we depend upon to produce our semiconductors. Facility capacity may not be available when we need it or at reasonable prices. We place our orders on the basis of our OEM customers’ purchase orders or our forecast of customer demand, and eSilicon or its foundries and subcontractors may not be able to meet our requirements in a timely manner, or at all.

In order to secure sufficient manufacturing facility capacity when demand is high and mitigate the risks described in the foregoing paragraphs, we may enter into various arrangements with eSilicon, or directly with foundries or other subcontractors, that could be costly and negatively affect our operating results, including minimum order quantities over extended periods, and payment of premiums to secure necessary lead-times.

We may not be able to make any such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, not be on terms favorable to us, and may contain financial penalties if we do not use all of our allocated facility capacity. These penalties and obligations may be expensive and could harm our business.

Defects and poor performance in our products could result in a loss of customers, decreased revenue, unexpected expenses, and loss of market share, and we may face warranty and product liability claims arising from defective products.

We have experienced in the past, and may experience in the future, defects (commonly referred to as “bugs”) in our products which may not always be detected by testing processes. Defects can result from a variety of causes, including, but not limited to, manufacturing problems or third party intellectual property that we have incorporated into our products. If defects are discovered after our products have shipped, we have experienced, and could continue to experience, warranty and consequential damage claims from our customers. If we are unable to deliver quality products, our reputation would be harmed, which could result in the loss of future orders from our customers. Further, we may experience difficulties in achieving acceptable yields on some of our products, which may result in higher per unit cost, shipment delays, and increased expenses associated with resolving yield problems. If any of these adverse risks are realized and we are not able to offset the lost opportunities, our revenue, margins, and operating results would decline.

If our forecasts of our OEM customers’ demand are inaccurate, our financial condition and liquidity would suffer.

We place some orders with our suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. If we do not accurately forecast customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, as we experienced in the past, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and reduce our liquidity. Similarly, if our forecast underestimates customer demand, we may forego revenue opportunities, lose market share, and damage customer relationships. Our failure to accurately manage inventory against demand would adversely affect our financial results.

To remain competitive, we may need to migrate to smaller geometrical processes and our failure to do so may harm our business.

We periodically evaluate the benefits, on a product-by-product basis, of migrating to smaller geometrical processes, which are measured in microns or nanometers. We have in the past, and may in the future, experience some difficulties in shifting to smaller geometry process technologies or new manufacturing processes, which has resulted in reduced manufacturing yields, delays in product deliveries, and increased product costs and expenses. Additionally, upfront expenses associated with smaller geometrical process technologies such as for masks and tooling can be significantly higher than those for the processes that we currently use, and our migration to these newer process technologies can result in significantly higher research and development expenses.

Third-party claims of infringement or other claims against us could adversely affect our ability to market our products, require us to redesign our products, or seek licenses from third parties, and harm our business. In addition, any litigation that we are required to defend regarding such claims could result in significant expenses and diversion of our resources.

Other companies in the semiconductor industry and intellectual property holding companies often aggressively protect and pursue their intellectual property rights. From time-to-time, we receive, and we are likely to continue to receive in the future, notices that claim our products infringe upon other parties’ intellectual property rights. We may in the future be engaged in litigation with parties who claim that we have infringed their intellectual property rights or who may seek to invalidate one or more of our patents, and it is possible that we would not prevail in any such lawsuit. An adverse determination in any of these types of claims could prevent us from manufacturing or selling some of our products, could increase our costs of products and could expose us to significant liability. In addition, a court could issue a preliminary or permanent injunction that could require us to stop selling certain products in that market or redesign certain products offered for sale or that are under development. In addition, we may be liable for damages for past infringement and royalties for future use of the technology and we may be liable for treble damages if infringement is found to have been willful. Even if claims against us are not valid or successfully asserted, these claims could nevertheless result in significant costs and a diversion of management and personnel resources to defend.

Many companies in the semiconductor industry have significant patent portfolios. These companies and other parties may claim that our products infringe their proprietary rights. We may become involved in litigation as a result of allegations that we infringe the intellectual property rights of others. Any party asserting that our products infringe their proprietary rights could force us to defend ourselves, and possibly our customers, against the alleged infringement. These claims and any resulting lawsuit, if successful, could subject us to significant liability for damages and invalidation of our proprietary rights. We could also be forced to do one or more of the following:

•	stop selling, incorporating, or using our products that utilize the challenged intellectual property;

•

obtain from the owner of the infringed intellectual property right a license to sell or use the relevant technology, which license may not be available on reasonable terms, or at all, or we could be required us to make significant payments with respect to past or future sales of our products;

•	redesign those products that use any allegedly infringing technology, which may be costly and time-consuming; or

•	refund to our customers amounts received for allegedly infringing technology or products.

Any potential dispute involving our patents or other intellectual property could also include our customers which could trigger our indemnification obligations to one or more of them and result in substantial expense to us.

In any potential dispute or claim involving a third party’s patents or other intellectual property, our customers could also become the target of litigation. We are aware of certain instances in which third parties have recently notified our customers that their products (incorporating our technology) may infringe on the third parties’ technology. We expect that our customers may receive similar notices in the future. Because we have entered into agreements whereby we have agreed to indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger indemnification obligations. Any indemnity claim could adversely affect our relationships with our OEM customers and result in substantial expense to us.

Other data transmission technologies and communications processing technologies may compete effectively with the services enabled by our products, which could adversely affect our revenue and business.

Our revenue currently is dependent upon the increase in demand for services that use broadband technology and integrated residential gateways. Besides xDSL and other discrete multi-tone (DMT)-based technologies, service providers can decide to deploy passive optical network or fiber and there would be reduced need for our products. If more service providers decide to extend fiber all the way to the home, commonly referred to as fiber to the home (FTTH) deployment, it could harm our xDSL business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless (WiFi and WiMax), and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster, less expensive, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as the Alliance for Telecommunications Industry Solutions (ATIS) and the International Telecommunication Union Telecommunication Standard (ITU-T). Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, industry groups adopt new standards, or governments issue new regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

If we fail to secure or protect our intellectual property rights, competitors may be able to use our technologies, which could weaken our competitive position, reduce our revenue, or increase our cost.

Our success will depend, in part, on our ability to protect our intellectual property. We rely on a combination of patent, copyright, trademark, and trade secret laws, confidentiality agreements, and licensing arrangements to establish and protect our proprietary rights. From time-to-time we file new patent applications. These pending patent applications may not result in issued patents, and our existing and future patents may not be sufficiently broad to protect our proprietary technologies or may be determined to be invalid or unenforceable. While we are not currently aware of any misappropriation of our existing technology, policing unauthorized use of our technology is difficult and we cannot be certain that the steps we have taken will prevent the misappropriation or unauthorized use of our technologies, particularly unauthorized use in foreign countries where we have not applied for patent protection and, even if such protection was available, the laws may not protect our proprietary rights as fully as United States law. The patents we have obtained or licensed, or may obtain or license in the future, may not be adequate to protect our proprietary rights. Our competitors may independently develop or may have already developed technology similar to us, duplicate our products, or design around any patents issued to us or our other intellectual property. In addition, we have been, and may be, required to license our patents as a result of our participation in various standards organizations. If competitors appropriate our technology and it is not adequately protected, our competitive position would be harmed, our legal costs would increase, and our revenue would decrease.

Changes in current or future laws or regulations or the imposition of new laws or regulations by federal or state agencies or foreign governments could impede the sale of our products or otherwise harm our business.

The effects of regulation on our customers and the industries in which they operate may materially and adversely impact our business. For example, various governments around the world have considered, and it is anticipated that others may consider, regulations that would limit or prohibit sales of certain telecommunications products manufactured in China. If these rules apply to equipment containing our semiconductor products, such regulation could reduce sales of our products and have a negative effect on our operating results.

In addition, the Ministry of Internal Affairs and Communications in Japan, the Ministry of Communications and Information in Korea, various national regulatory agencies in Europe, the European Commission in the European Union, and the U.S. Federal Communications Commission have broad jurisdiction over our target markets. Although the laws and regulations of these and other government agencies may not be directly applicable to our products, they do apply to much of the equipment into which our products are incorporated. Governmental regulatory agencies worldwide may affect the ability of telephone companies to offer certain services to their customers or other aspects of their business, which may in turn impede sales of our products.

In addition to the laws and regulations specific to telecommunications equipment, other laws and regulations affect our business. For instance, changes in tax, employment, and import/export laws and regulations, and their enforcement, commonly occur in the countries in which we operate. If changes in those laws and regulations, or in the enforcement of those laws and regulations, occur in a manner that we did not anticipate, those changes could cause us to have increased operating costs or to pay higher taxes, and thus have a negative effect on our operating results.

Failure to maintain adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act (SOX) could harm our operating results, our ability to operate our business, and our investors’ view of us.

If we do not maintain the adequacy of our internal controls, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal control over financial reporting in accordance with Section 404 of SOX. Effective internal controls, particularly those related to revenue recognition, valuation of inventory, and warranty provisions, are necessary for us to produce reliable financial reports and are important in helping to prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock could drop significantly.

We are exposed to legal, business, political, and economic risks associated with our international operations.

We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 97%, 99%, and 98% of our revenue for 2013, 2012, and 2011, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

•	political, social, and economic instability, including war and terrorist acts;

•	exposure to different legal standards, particularly with respect to intellectual property;

•	trade and travel restrictions;

•	the imposition of governmental controls and restrictions or unexpected changes in regulatory requirements;

•	burdens of complying with a variety of foreign laws;

•	import and export license requirements and restrictions of the United States and each other country in which we operate;

•	foreign technical standards;

•	changes in tariffs;

•	difficulties in staffing and managing international operations;

•	foreign currency exposure and fluctuations in currency exchange rates;

•	difficulties in collecting receivables from foreign entities or delayed revenue recognition; and

•	potentially adverse tax consequences.

Because we are currently almost wholly dependent on our foreign sales, as well as our research and development facilities located off-shore and operations in foreign jurisdictions, any of the factors described above could significantly harm our ability to produce quality products in a timely and cost effective manner, as well as our ability to increase or maintain our foreign sales.

Fluctuations in exchange rates among the U.S. dollar and other currencies in which we do business may adversely affect our operating results.

We maintain extensive operations internationally. We have offices or facilities in China, France, Germany, India, Japan, Korea, and Taiwan. We incur a portion of our expenses in currencies other than the U.S. dollar, including, predominantly, the Indian rupee and the Chinese yuan. A large portion of our cash is held by our international affiliates both in U.S. dollar and local currency denominations. As a result, we may experience foreign exchange gains or losses due to the volatility of these currencies compared to the U.S. dollar. Because we report our results in U.S. dollars, the difference in exchange rates in one period compared to another directly impacts period to period comparisons of our operating results. In addition, our sales have been historically denominated in U.S. dollars. Currency exchange rates have been especially volatile in the recent past and these currency fluctuations may make it difficult for us to predict and/or provide guidance on our results. Currently, we have not implemented any strategies to mitigate risks related to the impact of fluctuations in currency exchange rates and we cannot predict future currency exchange rate changes.

Several of the facilities that manufacture our products, most of our OEM customers and the service providers they serve, and our California headquarters are located in regions that are subject to earthquakes and other natural disasters.

Several of our subcontractors’ facilities that manufacture, assemble, and test our products, and most of our wafer foundries, are located in Malaysia, the Philippines, and Taiwan. Several of our large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and will be subject to additional seismic activities in the future. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and our production costs in general. Natural disasters could also adversely affect our customers and their demand for our products. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

Changes in our tax rates could affect our future results.

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to foreign jurisdictions and the amount and timing of intercompany payments from our foreign operations that are subject to U.S. income taxes. In addition, our subsidiary in India is currently being audited by the tax authorities in that country. Should the audit or any subsequent appeals result in a decision adverse to us, such decision could not only result in assessments for prior periods, but also an increased tax rate in future periods.

New regulations related to “conflict minerals” may force us to incur additional expenses, may make our supply chain more complex, and may result in damage to our reputation with customers.

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements will require companies to diligence, disclose, and report whether or not such minerals originate from the Democratic Republic of the Congo and adjoining countries. We believe some or all of these minerals are used in the manufacture of our products. The implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals. In addition, we will incur additional costs to comply with the disclosure requirements, including costs related to determining the source of any of the relevant minerals and metals used in our products. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation, could increase our costs, and could adversely affect our manufacturing operations. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be certified as conflict mineral free.

Risks Related to the Tallwood Investment

Tallwood Investors may exercise significant influence over us, including through their ability to elect three members of our Board of Directors.

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised from the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in 2010 and purchased an additional 5.6 million shares of our common stock. Tallwood Partners, LLC, a Delaware limited liability company, and an entity related to the Tallwood Investors, participated in our 2013 public offering and purchased an additional 2.0 million shares of our common stock. The common stock collectively owned by Tallwood Investors and Tallwood Partners, LLC (collectively referred to as the Tallwood Entities) represented approximately 32% of the outstanding shares of our common stock (excluding the exercise of warrants) as of December 29, 2013. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Entities would represent approximately 37% of the outstanding shares of our common stock as of December 29, 2013. In 2009, we entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting, and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in us in subsequent equity offerings. Given their ownership interest in us, the Tallwood Entities may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Entities may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors (and entities related to the Tallwood Investors, such as Tallwood Partners, LLC) hold at least 35% of our outstanding common stock, including the warrants. In the event that the Tallwood Entities hold less than 35% of our common stock, the number of directors the Tallwood Entities can appoint to our Board of Directors becomes proportional to the Tallwood Entities’ ownership position in us at such time. As a result, the directors elected to our Board of Directors by the Tallwood Entities may exercise significant influence on matters considered by our Board of Directors.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Entities.

We are unable to predict the potential effects of the Tallwood Entities’ ownership of our outstanding common stock on the trading activity in and market price of our common stock. Pursuant to the stockholder agreement, we have granted the Tallwood Investors and their permitted transferees’ registration rights for the resale of the shares of our common stock and shares of our common stock underlying the warrants. Under the terms of the registration rights, if we file a registration statement it must permit the resale of such securities into the public market. Any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Entities or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

Facilities

Our headquarters are located in Fremont, California, where we lease approximately 73,500 square feet of space under lease agreements that expire in March 2016. The Fremont facility location is primarily utilized for research and development, sales and support, operations management, and general administrative functions. We also have other significant facility locations in the United States and India, including a 57,400 square foot research and development facility in Red Bank, New Jersey, whose lease expires on March 2018, an a 28,600 square foot research and development facility in Bangalore, India, whose lease expires in October 2014.

We believe that our facilities are adequate for the next 12 months and that, if required, suitable additional space will be available on commercially reasonable terms to accommodate our operations.

ITEM 3.	Legal Proceedings

From time-to-time, in the normal course of business, we are a party to litigation matters that have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment-related disputes. We are subject to claims and litigation arising in the ordinary course of business, however, we do not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. We have not provided accruals for any legal matters in our financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect our consolidated results of operations, financial position, or cash flows.

ITEM 4.	Mine Safety Disclosures

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our common stock is quoted on The NASDAQ Capital Market under the symbol IKAN. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Capital Market for the fiscal periods indicated.

	High	Low
2012
First quarter	$0.93	$0.67
Second quarter	$0.95	$0.64
Third quarter	$1.41	$0.80
Fourth quarter	$1.78	$1.18
2013
First quarter	$2.04	$1.25
Second quarter	$2.11	$1.15
Third quarter	$1.48	$1.12
Fourth quarter	$1.45	$1.02

As of February 19, there were approximately 315 holders of record of our common stock.

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

The following graph shows a comparison of cumulative total stockholder return, calculated as of the end of each six month period on a dividend-reinvested basis, for Ikanos Communications, the NASDAQ Stock Market (U.S.) Index, and the Philadelphia Semiconductor Index. The graph assumes that $100 was invested in Ikanos Communications common stock, the NASDAQ Stock Market (U.S.) Index, and the Philadelphia Semiconductor Index for five years from December 26, 2008 through December 29, 2013. Note that historic stock price performance is not necessarily indicative of future stock price performance.

Comparison of 5 Year Cumulative Total Return

Assumes Initial Investment of $100

December 29, 2013

	12/26/2008	12/31/2009	12/31/2010	1/1/2012	12/30/2012	12/29/2013
Ikanos Communications, Inc.	100.00	173.15	124.07	75.00	154.63	110.19
NASDAQ Stock Market (US Companies)	100.00	148.13	175.38	176.31	204.60	289.25
Philadelphia Semiconductor Index	100.00	181.27	209.95	188.17	198.07	283.58

ITEM 6.	SELECTED FINANCIAL DATA

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

	Fiscal Year Ended
	2009	2010	2011	2012	2013
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue	$130,688	$191,677	$136,591	$125,948	$79,749
Cost of revenue (1)	85,019	126,692	65,944	64,750	39,078

Gross profit	45,669	64,985	70,647	61,198	40,671

Operating expenses:
Research and development (1)	49,805	60,769	55,796	57,543	51,075
Selling, general and administrative (1)	30,974	27,239	22,287	19,056	18,816
Asset impairments	2,460	21,378	—	—	—
Restructuring charges (1)	1,338	5,794	(109)	1,062	—

Total operating expenses	84,577	115,180	77,974	77,661	69,891

Loss from operations	(38,908)	(50,195)	(7,327)	(16,463)	(29,220)
Investment gain	1,238	—	1,295	—	—
Interest income and other, net	727	51	(383)	(108)	(578)

Loss before income taxes	(36,943)	(50,144)	(6,415)	(16,571)	(29,798)
Provision (benefit) for income taxes	158	(381)	1,082	1,014	589

Net loss (2)	$(37,101)	$(49,763)	$(7,497)	$(17,585)	$(30,387)

Basic and diluted net loss per share	$(0.97)	$(0.88)	$(0.11)	$(0.25)	$(0.41)

Weighted average number of shares—basic and diluted (3)	38,098	56,713	68,656	69,701	74,726

(1)	Amounts include stock-based compensation as follows:

	Fiscal Year Ended
	2009	2010	2011	2012	2013
Cost of revenue	$313	$106	$58	$8	$8
Research and development	3,261	1,684	2,273	2,007	2,435
Selling, general and administrative	2,346	1,480	844	877	1,130
Restructuring	—	111	—	—	—

(2)	Net loss for 2009 includes acquired company results of operations beginning on the date of acquisition.
(3)	The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	Fiscal Year Ended
	2009	2010	2011	2012	2013
Consolidated Balance Sheet Data (in thousands):
Cash, cash equivalents and short-term investments	$27,540	$30,950	$34,760	$31,176	$39,516
Working capital	56,049	50,541	48,926	36,571	35,746
Total assets	143,000	89,697	77,607	73,848	71,952
Revolving line	—	—	—	5,000	12,000
Total stockholders’ equity	97,116	65,521	60,722	46,627	45,391

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.

Overview

We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the digital home. Our broadband multi-mode and digital subscriber line (DSL) processors and other semiconductor offerings power carrier infrastructure (referred to as Access or CO) and customer premises equipment (referred to as Gateway or CPE) for network equipment manufacturers (NEMs) supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs), and residential gateways (RGs). Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America, and are also actively being evaluated and scheduled to be evaluated by other service providers for deployment in their networks.

Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly scalable. Our expertise in the integration of digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We are releasing new VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance CO and CPE chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our DSL revenue mix over the last three years has transitioned away from ADSL in favor of VDSL, in-line with global market trends. We also offer a line of multi-mode communications processors (CPs) for RGs that support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and wireless broadband. In addition to our DSL and RG processors, we recently announced inSIGHT, our new suite of CPE-based software products. inSIGHT will offer carriers the ability to remotely monitor and diagnose line impairments and noise issues to facilitate fast and cost-effective discovery and resolution of service disruptions, thereby increasing their subscriber satisfaction rate and reducing operating costs.

We outsource all of our semiconductor fabrication, assembly, and test functions, which allows us to focus on the design, development, sales, and marketing of our products and reduces the level of our capital investment. In 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a Master Services and Supply Agreement (Service Agreement). Pursuant to the Service Agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level. During the first half of 2012, we began to transition these Master Services to eSilicon. As of the end of 2013, we have completed the transition of Master Services to eSilicon.

Our semiconductor customers consist primarily of NEMs, original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), and include vendors such as Sagemcom Tunisie (Sagemcom), Askey Computer Corporation (Askey), NEC Corporation (NEC) and AVM Computersysteme Vertriebs GmbH (AVM). Our products are deployed in the networks of telecom carriers such as AT&T Inc. (AT&T), Bell Canada, Orange S.A. (formerly, France Telecom) (Orange), KDDI Corporation (KDDI), and Nippon Telegraph and Telephone Corporation (NTT).

We incurred a net loss of $30.4 million in 2013 and had an accumulated deficit of $326.1 million as of December 29, 2013. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business.

We filed a shelf registration statement with the Securities and Exchange Commission (SEC) on October 25, 2010 (declared effective on November 1, 2010) under which we might offer and sell up to $30.0 million of common stock and warrants. On November 11, 2010 and December 7, 2010, we sold a total of 12.8 million shares of common stock in an underwritten offering for $13.5 million. After deducting underwriting fees, legal, accounting, and other costs, we realized proceeds of $12.5 million. The shelf registration expired on November 1, 2013.

In January 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which provides us with a revolving line of credit of up to $15.0 million, as described below. From time-to-time during 2012 and 2013, we have drawn down on our line of credit for working capital purposes. As of December 29, 2013, $12.0 million was outstanding under the Loan Agreement. Interest on advances against the line is equal to 6.5% as of December 29, 2013 and is payable monthly. We may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty. The Loan Agreement’s original maturity date was April 14, 2013. On February 19, 2013, we amended the Loan Agreement to extend the term until April 14, 2015.

We utilize the line of credit with SVB to partially fund our operations. We were in compliance with all covenants as of December 29, 2013 and expect to be in compliance through the first quarter of 2014. However, we anticipate that we may not be in compliance with all of the covenants contained in the Loan Agreement during certain periods of 2014 and, accordingly, have begun negotiations with SVB.

We filed a Registration Statement on Form S-1 on August 23, 2013 and amended it thereafter (declared effective on November 6, 2013) under which we might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013, we sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs we realized net proceeds of $24.0 million.

We were incorporated in April 1999 and, through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Our revenue was $136.6 million in 2011, $125.9 million in 2012, and $79.7 million in 2013.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers and a limited number of products. These quarterly fluctuations can result from a variety of factors, including a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be generally increasing.

Our industry is continually transitioning to new technologies and products. Large industry transitions are unpredictable due to factors including, but not limited to, extended product trials, qualifications, and the transformation of existing platforms to new platforms. Furthermore, the environment in which we market and sell our products has become increasingly competitive and cost sensitive. Our competitors may also be able to provide higher degrees of integration due to their broader range of products.

Our future revenue growth depends on the successful qualification and adoption of our new product platforms. In addition to these qualifications, our operations may be adversely affected by our customers’

transition strategies from existing systems that use our product to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could impact future revenues. Certain of our customers entered into last time buys of some products during 2011, 2012, and, to a lesser extent, during 2013. In some cases products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers, in whole or in part.

It is inherently difficult to predict if and when platforms will pass qualification, when service providers will begin to deploy the equipment, and at what rate, because we do not control the qualification criteria or process, and the systems manufacturers and service providers do not always share all of the information available to them regarding qualification and deployment criteria. Additionally, we have limited visibility into the buying patterns of our OEMs, who, in turn, are affected by changes in the buying and roll out patterns of the service provider market. To the extent that we manufacture inventory to a forecast, we may have excess inventory if the forecast differs from actual results.

We have several new products in development. We believe that our team of engineers, our current products, technology, patents, and other intellectual property will allow us to create new products that could increase our market share and enable us to implement our digital home initiatives, our next generation VDSL development, and our future G.fast products. However, many of these new products may not offset the declines in revenue on our mature products during the near term. Failure to generate revenues from these new products, or delays in the timing of the release of these products, could have a material adverse effect on our revenues, results of operations, cash flows, and financial position.

On February 28, 2013, Mr. Michael Kelly resigned from his position as Vice President of Worldwide Sales. On May 6, 2013, we appointed Mr. Stuart Krometis our Vice President of Worldwide Sales.

Critical Accounting Policies and Estimates

Our discussion and analysis of our financial condition and the results of operations are based on our consolidated financial statements that have been prepared in accordance with accounting principles generally accepted in the United States (GAAP). In preparing our consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported in our consolidated financial statements. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions, and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.

Revenue Recognition

We recognize revenue when the following criteria are met: 1) persuasive evidence of an arrangement exists, 2) delivery has occurred, 3) our price to the customer is fixed or determinable, and 4) collection is reasonably assured. Since our semiconductor products are reliant upon firmware, we defer revenue recognition until the essential firmware is delivered and when legal title and risk of ownership has transferred. In addition, we record reductions to revenue for estimated product returns and pricing adjustments, such as volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentives agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns exceed our estimates or if we settle any claims brought by our customers that are in excess of our standard warranty terms for cash payments. Revenue from product sales to distributors is recognized under the sell-in method when product is delivered to the distributor offset by any contractual return rights.

As noted above, in multi-element arrangements that include combination of semiconductor products with firmware that is essential to the semiconductor products’ functionality, when certain firmware elements are not yet delivered, judgment is required to properly identify the accounting units of the multiple deliverable transactions and to determine the manner in which revenue should be allocated among the accounting units. We allocate the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence, third-party evidence, or estimated selling prices, as the basis of fair value. The allocation of value to each element is derived based on management’s best estimate of selling price when vendor-specific evidence or third-party evidence is unavailable. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met.

Accounts Receivable Allowance

We perform ongoing credit evaluations of our customers and adjust credit limits, as determined by our review of current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for doubtful accounts based upon our historical experience, our anticipation of uncollectible accounts receivable, and any specific customer collection issues that we have identified. While our credit losses have historically been low and within our expectations, we may not continue to experience the same credit loss rates that we have in the past. Our receivables are concentrated in a relatively small number of customers. Therefore, a significant change in the liquidity, financial terms, financial position, or willingness to pay timely, or at all, of any one of our significant customers would have a significant impact on our results of operations and cash flows.

Inventory

We value our inventory at the lower of cost or estimated market value. Cost is determined by the first-in, first-out method and estimated market value represents the estimated net realizable value. We estimate market value based on our current pricing, market conditions, and specific customer information. We write down inventory for estimated obsolescence of unmarketable inventory and quantities on hand in excess of estimated near-term demand and market conditions. If actual shipments are less favorable than expected, additional charges may be required. Additionally, we specifically reduce inventory to the lower of cost or market if pricing trends or forecasts indicate that the carrying value of inventory exceeds its estimated selling price. Once inventory is written down, a new accounting basis is established, and it is not written back up in future periods. However, if such inventory is subsequently sold, gross margins will be positively affected.

Warranty

We provide for the estimated cost of product warranties at the time revenue is recognized based on our historical experience of similar products. While we engage in product quality programs and processes, including monitoring and evaluating the quality of our suppliers, our warranty accrual is affected by our contractual obligations, product failure rates, and the estimated and actual cost incurred by us and our customers for replacing defective parts. Costs may include replacement parts, labor to rework, and freight charges. We monitor product returns during the warranty period and maintain an accrual for the related warranty expenses. Should actual failure rates, cost of product replacement, and inbound and outbound freight costs differ from our estimates, revisions to the estimated warranty reserve would be required.

Acquisitions

We allocate the purchase price of acquired companies to the tangible and intangible assets acquired, liabilities assumed, as well as purchased in-process research and development (IPR&D) based on the estimated fair values. We use various models to determine the fair values of the assets acquired and liabilities assumed. These models include the discounted cash flow (DCF), the royalty savings method, and the cost savings approach. The valuation requires management to make significant estimates and assumptions, especially with respect to long-lived and intangible assets.

Critical estimates in valuing certain of the intangible assets include, but are not limited to, future expected cash flows from customer contracts, customer lists, distribution agreements, and acquired developed technologies and patents; expected costs to develop the IPR&D into commercially viable products and estimated cash flows from the projects when completed; the acquired company’s brand awareness and market position as well as assumptions about the period of time the brand will continue to be used in the combined company’s product portfolio; and discount rates. We derive our discount rates from our internal rate of return based on our internal forecasts and we may adjust the discount rate giving consideration to specific risk factors of each asset. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain and unpredictable. Assumptions may be incomplete or inaccurate, and unanticipated events and circumstances may occur.

Accounting for Income Taxes

We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry-forwards. We have recorded a full valuation allowance against our deferred tax asset except for certain foreign tax jurisdictions. Based on our historical losses and other available objective evidence, we have determined it is more likely than not that the deferred tax asset will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax asset would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Further, in accordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.

Prior to the fourth quarter of 2011, we did not provide for Federal income tax and withholding taxes for unremitted foreign earnings of our foreign affiliates because the unremitted earnings were deemed to be permanently reinvested. Beginning in the fourth quarter of 2011 we began to provide for Federal income tax and foreign withholding taxes for those unremitted earnings because we determined that those funds may no longer be permanently reinvested.

Stock-Based Compensation Expense

We account for share-based compensation related to share-based transactions in accordance with authoritative guidance. Under the fair value recognition provisions, share-based payment expense is estimated at the grant date based on the fair value of the award and is recognized as an expense ratably over the requisite service period of the award. Determining the appropriate fair value model and calculating the fair value of stock-based awards requires judgment, including estimating stock price volatility and expected life. We have estimated the expected volatility as an input into the Black-Scholes valuation formula when assessing the fair value of options granted. Our current estimate of volatility was based upon a blend of average historical volatilities of our stock price and that of our peer group. To the extent volatility of our stock price increases in the future, our estimates of the fair value of options granted in the future could increase, thereby increasing share-based payment expense in future periods. In addition, we apply an expected forfeiture rate when amortizing share-based payment expense. Our estimate of the forfeiture rate was primarily based upon historical experience of employee turnover. To the extent that we revise this estimate in the future, our share-based payment expense could be materially affected in the quarter of revision, as well as in following quarters. Our expected term of options granted was derived from the average midpoint between vesting and the contractual term. In the future, we may change or refine our approach of deriving these input estimates as empirical evidence regarding these input estimates becomes available. These changes could impact our fair value of options granted in the future.

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

Results of Operations

Revenue

Our revenue is primarily derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates, and allowances and other deferrals that pertain to software delivery obligations. Revenue from product sales to distributors is generally recognized under the sell-in method when product is delivered to the distributor offset by any contractual return rights.

As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products. The continuing effects of the worldwide recession have adversely affected the businesses of service providers, causing them to re-evaluate how they employ capital. Consequently, the rate at which broadband infrastructure is upgraded may slow and new broadband programs could be delayed.

Our revenue has declined in each of the last three years as our new product revenue has not grown sufficiently to offset the decline in revenue of our legacy products. The effect of these trends resulted in lower quarterly revenue beginning in the third and fourth quarters of 2010 and continuing into 2011. Quarterly revenue was generally flat in 2012. During 2013, revenue decreased during the first and second quarters and remained relatively flat for the remainder of the year. We expect that our first quarter 2014 revenue will be lower than our fourth quarter 2013 revenue.

Total revenue for 2013 declined by $46.2 million, or 37%, to $79.7 million from $125.9 in 2012. Our four largest customers accounted for approximately 60% of our revenue in 2013. Our five largest customers accounted for approximately 60% of our revenue in 2012. Revenue from Asia as a percent of total revenue decreased from 68% to 57%, while revenue in Europe increased from 29% to 39%. Revenue from the Americas (including Latin America) increased from 3% to 4% of total revenue. During 2012, we began selling our next generation CPE product chipsets (Fusiv Vx185, Vx183, Vx175, and Vx173). As noted above, even with the introduction of these new products, we continued to be adversely affected by the aging of our existing products as well as changes affecting the entire broadband industry generally. Revenue in the first quarter of 2013 declined from $31.8 million in the fourth quarter of 2012 to $26.2 million in the first quarter of 2013. Revenue continued to decline by $7.0 million to $19.1 million during the second quarter and by an additional $2.2 million to $16.9 million for the third quarter. Revenue improved by $0.7 million to $17.6 million for the fourth quarter.

Two factors were primarily responsible for the decline in our 2013 revenue and this trend may continue into 2014. First, the decline we saw in our legacy products was greater than expected and outpaced the growth in revenue of our new products. However, concurrent with this, we did see a continuing shift in our revenue mix in favor of our new products. Revenue from new products (Vx 183/185/180/175/173 and Velocity-1) reached approximately 58% in 2013 versus approximately 33% in 2012. Secondly, we experienced delays in the introduction of certain new products, which pushed out the ramp of these new products in some end markets. We anticipate that customer ramps of our new products will continue to gain momentum.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives, and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue. We expect that significant customer concentration will continue for the foreseeable future, but it may diversify across more carrier end customers as we expect more service providers worldwide to begin deployments of our broadband solutions. Sales through distributors are made under the sell-in method under which we recognize revenue when product is delivered to the distributor offset by any contractual return right at the time of sale. Although revenue from distributor sales has been less than 5% annually, we anticipate that this will increase in 2014. The following direct customers each accounted for more than 10% of our revenue for the years indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

Our Direct Customer	2013	2012	2011
Sagemcom Tunisie	24%	19%	20%
Askey Computer Corporation (a contract manufacturer for Sagemcom)	14	13	*
AVM Computersysteme Vertriebs GmbH	11	*	*
Paltek Corporation	10	*	10
Flextronics Manufacturing (H.K.) Ltd.	*	12	*

*	Less than 10%

Revenue by Country as a Percentage of Total Revenue

	2013	2012	2011
France	25%	20%	20%
Taiwan	22	18	12
Japan	18	19	21
Germany	12	6	1
China	5	12	11
Hong Kong	2	14	10
United States	3	1	2
Other	13	10	23

The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. Comparing 2013 to 2012 by geography, revenue improvements as a percent of sales in France and Germany were offset by declines in revenue from China and Hong Kong. Comparing 2012 to 2011 by geography, revenue improvements in Taiwan and Hong Kong were offset by declines in revenue from Japan and the Netherlands.

Revenue by Product Family as a Percentage of Total Revenue

	2013	2012	2011
Gateway	76%	75%	65%
Access	24	25	35

We track our products within two product families: Gateway and Access. The Access product family consists of semiconductor and software products that power the carrier infrastructure, as well as any node in a hybrid-fiber-copper network where fiber is terminated and copper is used to reach the consumer premises. The Gateway product family includes a variety of processors and the associated software designed for devices deployed at the customer premises. Gateway products enable service providers to offer their subscribers a variety services, including internet access, voice, over-the-top content, and security, among others.

Cost and Operating Expenses

				Year over Year Change
	2013	2012	2011	2013/2012	2012/2011
	(In millions)			(Percent)
Cost of revenue	$39.1	$64.8	$65.9	(40)%	(2)%
Research and development	51.1	57.5	55.8	(11)	3
Sales, general and administrative	18.8	19.1	22.3	(1)	(14)
Restructuring charges	—	1.1	(0.1)	nm	nm

nm—not meaningful

Operating Expenses as a Percent of Total Revenue:

	2013	2012	2011
Cost of revenue	49%	51%	48%
Research and development	64	46	41
Sales, general and administrative	24	15	16

Cost of revenue. Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling, testing, and shipping of our semiconductors. Because we do not have formal, long-term pricing agreements with our manufacturing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors, among other factors. In addition, after we purchase wafers from foundries, we may incur yield loss related to the manufacturing process that creates usable die from the wafers. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process determined at the time that the product is tested. If our manufacturing yield decreases, our cost per unit increases. This could have a significant adverse effect on our cost of revenue. In addition to raw material costs and usage, the cost of revenue also includes payments to eSilicon under our Services Agreement, accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, certain variable cost components such as gold adder, licensed third-party intellectual property, depreciation of equipment, and amortization of acquisition-related intangibles.

Gross margin increased by 2% from 49% in 2012 to 51% in 2013. Gross margins improved due to lower intangible amortization costs and lower royalty costs. Intangible amortization was $1.1 million lower in 2013 compared to 2012. In 2012, charges related to the patent license agreement in 2012 and prior years amounted to $1.5 million. Costs related to this patent license agreement were $0.5 million in 2013.

Gross margin decreased by 3% from 52% in 2011 to 49% in 2012. The reduction in margin was primarily due to sales of inventory in 2011 that had been previously written off in 2010. In 2012 we sold $0.4 million of inventory previously written off versus $4.1 million in 2011. Margins were also adversely affected by a charge of $1.5 million in 2012 related to a patent license agreement covering the current year and certain prior periods. These items were marginally offset by a $0.4 million reduction in the amortization of acquired intangible assets. In addition, there continued to be significant pressure on margins due to our aging product lines combined with lower margins related to the ramping of our new Fusiv product chipsets discussed above.

Research and development expenses. All research and development (R&D) expenses are recognized as incurred and generally consist of compensation and associated expenses of employees engaged in research and development; contractors; tapeout expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to as tapeout expenses. These tapeout expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

During 2013, R&D expenses were $51.1 million, a decrease of $6.5 million, or 11%, from $57.5 million in 2012. The decrease in R&D expenses is primarily related to lower tapeout costs, which declined from $8.7 million in 2012 to $3.0 million in 2013. Other backend and product development costs declined by $0.9 million in 2013 compared to 2012. Headcount at the end of 2013 remained flat compared to 2012. Salary and related costs increased by approximately $0.3 million. All other costs remained relatively unchanged with a net increase of $0.4 million.

During 2012, R&D expenses were $57.5 million, an increase of $1.7 million, or 3%, from $55.8 million in 2011. The increase in R&D expenses is primarily related to higher tapeout costs in 2012 of $2.9 million related to product development and other backend costs of $1.7 million related to other materials, supplies, and services. Consulting costs increased by $1.0 million in 2012 compared to 2011 as we increased our product development spending. In addition, during 2011 we received a credit of $0.9 million related to qualified R&D expenditures made by a foreign subsidiary. We did not receive a similar credit in 2012. These cost increases were offset by a reduction in personnel costs of $5.1 million, in part, the result of our February 2012 restructuring.

Our R&D personnel are located primarily in the United States and India. As of December 29, 2013, we had 202 engineers engaged in R&D of whom 67 were located in India, and 136 were located in the United States. This compares to 205 at the end of 2012 and 247 at the end of 2011.

Selling, general, and administrative expenses. Selling, general, and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and deprecation. For 2013, SG&A expenses were $18.8 million, a decrease of $0.3 million, or 1%, from $19.1 million in 2012. The decrease in SG&A expense is attributable to lower personnel costs of $0.3 million, attributable to lower executive bonuses; lower related travel and entertainment costs; and lower building and utility costs. Partially offsetting these cost reductions were higher stock-based compensation costs of $0.3 million.

For 2012, SG&A expenses were $19.1 million, a decrease of $3.2 million, or 14%, from $22.3 million in 2011. The decrease in SG&A expense is attributable to lower personnel costs of $2.9 million, attributable to lower personnel levels following the first quarter restructuring; lower related travel and entertainment costs of $0.4 million, and lower building and utility costs. Partially offsetting these cost reductions were higher consulting costs of $0.5 million and higher depreciation of $1.3 million due to the write off of certain software assets.

As of December 29, 2013 SG&A headcount was 61, effectively flat from the end of years 2012 and 2011.

Restructuring charges. There was no restructuring activity or charge during 2013.

In an effort to manage our operating expenses to our projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately 16%. Employees were notified on February 1 and 2, 2012 of their planned termination. We incurred a total net pre-tax restructuring charge of $1.1 million in 2012. This charge included expenses related to severance for terminated employees and other exit-related costs arising from contractual and other obligations. The net restructuring charges were cash expenditures.

During 2011, we recognized a benefit of $0.1 million associated with our reversal of certain restructuring expense accruals (from our 2010 restructuring plan) that did not occur. As of January 1, 2012 our remaining restructuring liability consisted of $0.2 million for a software tool license. We made payments of $0.2 million under the software tool license during 2012.

Gain on Sale of Marketable Securities

There was no gain or loss on the sale of marketable securities in years 2013 and 2012.

During 2010 we held auction rate securities with a purchase face value of $5.0 million. The carrying value of the securities was $2.0 million at the end of 2010 and was comprised of a cost basis of $0.7 million and $1.3 million unrealized gain. In early 2011 we sold these securities for $2.0 million and recognized the gain of $1.3 million.

Other Expense, Net

Interest income and other, net consists of interest income earned on our cash, cash equivalents, and short-term investments, other non-operating expenses, and interest expense, primarily related to loans under our Loan Agreement with SVB. It also includes other non-operating income and expense items such as gains and losses on foreign exchange and the sales of fixed assets.

Interest income and other income (expense), net was an expense of $0.6 million in 2013 compared to net expense of $0.1 million in 2012 and net expense of $0.4 million in 2011. The expense of $0.6 million in 2013 was attributable to exchange losses resulting from a decline in the Indian rupee and the euro. Interest expense related to the Loan Agreement was $0.2 million. These expenses were partially offset by interest income related to our certificates of deposit. The $0.1 million expense in 2012 resulted predominantly from foreign exchange losses of $0.3 million recognized on the Indian rupee and euro offset by interest income of $0.1 million on our certificates of deposit. The $0.4 million net expense in 2011 reflects $0.5 million of foreign exchange losses predominantly in India and France offset slightly by interest and other income. Other income of $0.1 million in 2010 reflected interest and other income of $0.3 million offset by foreign exchange losses of $0.2 million.

Provision for Income Taxes

Income taxes are comprised mostly of federal income tax, foreign income taxes, and state minimum taxes. The income tax provision decreased by $0.4 million to $0.6 million for 2013 compared to $1.0 million for 2012. The decrease is predominantly due to tax contingencies recorded during 2012. There was no significant tax contingency recorded during 2013. Our income tax provision primarily represents foreign taxes on certain of our international subsidiaries as well as federal taxes on unremitted earnings of foreign subsidiaries.

We are subject to taxation in the U.S., various states, and certain foreign jurisdictions. We are currently undergoing an income tax audit in India and Singapore. Otherwise, there are no ongoing examinations by income taxing authorities at this time. We do not expect any material adjustments to our reserves. Our tax years from 2005 to 2013 remain open in various tax jurisdictions.

Net Loss

As a result of the above factors, we reported a net loss of $30.4 million in 2013 compared to net losses of $17.6 million in 2012 and $7.5 million in 2011. We have incurred net losses throughout most of our history. Over the past several years, we have taken and continue to take actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects, and reducing overall headcount. In addition, we are taking steps to reduce unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors, and reducing other input costs. Over the long term it is our expectation that these steps will result in operating income, excluding stock-based compensation and amortization of intangibles.

Liquidity, Capital Resources, and Going Concern

Cash, cash equivalents, and short-term investments increased by $8.3 million to $39.5 million as of December 29, 2013, compared to $31.2 million as of December 30, 2012. We have funded our operations primarily through cash from private and public offerings of our common stock, our line of credit, cash generated from the sale of our products, proceeds from the exercise of stock options, and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools, and software as well as operating expenses, such as tapeouts, marketing programs, travel, professional services, facilities, and other costs. We believe that there may be additional working capital requirements needed to fund and operate our business. In the near future we expect to finance our operations primarily through existing cash balances and the Loan Agreement. However, we may require additional cash resources during 2014 as a result of changes in our business conditions or other developments. If we should need additional funds, we believe that we will secure such funds either through our line of credit, the issuance of additional equity, or other similar activities.

The following table summarizes our statement of cash flows (in millions):

	2013	2012	2011
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$28.4	$34.8	$28.9
Net cash provided by (used in) operating activities	(20.0)	(2.3)	6.8
Net cash used in investing activities	(5.0)	(9.7)	(1.7)
Net cash provided by financing activities	32.6	5.6	0.8

Cash and cash equivalents—end of year	$36.0	$28.4	$34.8

Cash and short-term investments held by foreign subsidiaries was $6.5 million, $6.6 million, and $32.6 million as of our 2013, 2012, and 2011 year ends, respectively. When we entered into the Services Agreement with eSilicon, we changed the international structure that we had established in 2011. Effectively eSilicon replaced our operations activity handled by our subsidiary in Singapore. This change enabled us to reduce the cash held by our Singapore subsidiary and return the cash to the accounts in the name of the parent.

We filed a Registration Statement on Form S-1 on August 23, 2013 and amended it thereafter (declared effective on November 6, 2013) under which we might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013, we sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs we realized net proceeds of $24.0 million.

Our net loss was approximately $30.4 million in 2013. As of December 29, 2013, we had an accumulated deficit of approximately $326.1 million. We utilize the line of credit with SVB under the Loan Agreement to partially fund our operations, which agreement was originally entered into in January 2011. On April 12, 2012, we amended the Loan Agreement and, among other changes, extended the maturity date to April 14, 2013 and amended the financial covenants to reflect then-current business circumstances. We amended the Loan Agreement again on February 19, 2013 to update the financial covenants to coincide with our then-current operating plan. On August 8, 2013, we again amended our Loan Agreement with SVB, to change existing financial covenants to coincide with our then-current operating plan. The revised financial covenants include the following: 1) a minimum adjusted quick ratio of 1.0:1, tested on a monthly basis; 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

We expect to be in compliance with the terms of the Loan Agreement through the first quarter of 2014. However, we anticipate that we may not be in compliance with all of the covenants contained in the Loan Agreement during certain periods in 2014 and, accordingly, have begun negotiations with SVB.

We may need to take further actions to generate adequate cash flows or earnings to ensure compliance and fund our future capital requirements, including the potential need for additional financing. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to us. There can be no assurance that we will be successful in revising the covenants with SVB or in raising additional debt or equity financing. If we are unsuccessful in these efforts, we will need to implement significant cost reduction strategies that could affect our long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount.

As a result of our recurring losses from operations, our accumulated deficit, and the potential need to revise our covenants with SVB which may require us to raise additional capital to remain in compliance with certain debt covenants and fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern.

Notwithstanding our need to comply with certain covenants, to achieve consistent profitability and to fund our operations, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business. The amount and timing of these future capital requirements will depend upon many factors including our rate of revenue growth, our ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of our products.

Operating Activities

During 2013, we used $20.0 million in net cash from operating activities while incurring a loss of $30.4 million. Included in the net loss were non-cash charges amounting to $8.7 million that resulted from amortization of intangibles and acquired technology of $0.8 million, stock-based compensation of $3.6 million, and depreciation and amortization of $4.3 million. Favorable cash flow resulted from a decrease in inventories of $6.1 million and in prepaid expenses and other assets of $3.3 million. This improvement was offset by a decrease in accounts payable and accrued liabilities of $7.5 million and an increase in accounts receivable of $0.1 million. Prepaid expenses declined primarily due to lower prepaid wafer purchases for eSilicon. Prepayment to eSilicon was $0.8 million as of December 29, 2013 compared to $2.7 million as of December 30, 2012. Accounts receivable days sales outstanding have grown from 45 days as of December 30, 2012 to 86 days as of December 29, 2013 as sales declines and timing of shipments have changed from 2012 to 2013, with a higher percentage of shipments being later in our fiscal periods, resulting in higher receivables at our period end.

During 2012, we used $2.3 million in net cash from operating activities while incurring a loss of $17.6 million. Included in the net loss were non-cash charges amounting to $10.2 million that resulted from amortization of intangibles and acquired technology of $2.1 million, stock-based compensation of $2.9 million, depreciation and amortization of $5.2 million. Cash flow from reductions in accounts receivable of $2.6 million and inventory of $1.4 million and increases in accounts payable and accrued liabilities of $5.2 million were partially offset by an increase in prepaid expense and other assets of $4.1 million. The decrease in accounts receivable reflects lower fourth quarter sales ($31.8 million in 2012 versus $35.4 million in 2011). Collections have been strong as days sales outstanding were 45 days as of December 30, 2012 compared to days sales outstanding of 47 days as of January 1, 2012. The lower inventory balance reflects the effect of our Services Agreement with eSilicon, who is responsible for purchasing and assembling our products as discussed above.

Prepaid expenses increased primarily due to our arrangement with eSilicon as we have been prepaying eSilicon the cost of wafer purchases. Prepayment to eSilicon was $2.7 million as of December 30, 2012. There were no prepayments to eSilicon as of January 1, 2012.

During 2011, we generated $6.8 million in net cash from operating activities while incurring a loss of $7.5 million. Included in the net loss were non-cash charges amounting to $10.4 million that resulted from amortization of intangibles and acquired technology of $2.5 million, stock-based compensation of $3.2 million, and depreciation and amortization of $4.7 million. Cash flow from reductions in accounts receivable of $5.8 million and inventory of $7.6 million were partially offset by a reductions in accounts payable and accrued liabilities of $7.0 million and increase in prepaid expense and other assets of $1.2 million. In addition, the $1.3 million gain on the sale of our auction rate securities is a reduction to cash from operation activities, but the proceeds of $2.0 million from the sale are included in cash from investing activities. The decrease in accounts receivable reflects lower fourth quarter sales ($35.4 million in 2011 versus $37.1 million in 2010) and stronger collections resulting in days sales outstanding of 47 days as of January 1, 2012 versus 59 days as of January 2, 2011. The lower inventory balance as of the end of the fourth quarter reflected our lower sales expectations for the first quarter of 2012.

Investing Activities

During 2013, cash flow used in investing activities was $5.0 million, which was comprised of the purchases of property and equipment of $4.3 million and the net purchases of certificates of deposit of $0.7 million. During 2012 cash flow used in investing activities was $9.7 million, which was comprised of the purchases of property and equipment of $6.9 million and the net purchases of certificates of deposit of $2.8 million. During 2011, cash flow used in investing activities was $1.8 million which was comprised of gross proceeds from the sale of our remaining auction rate securities of $2.0 million, offset by the purchases of property and equipment of $3.8 million.

Our short-term investments consist of certificates of deposits. Previously, when we have had investments in marketable securities, our investment portfolio has been classified as “available for sale,” and our investment objectives were to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. We would sell an investment at any time if the quality rating of the investment declined, the yield on the investment was no longer attractive, or we were in need of cash. We have used cash to acquire businesses and technologies that enhance and expand our product offering and we anticipate that we will continue to do so in the future. The nature of these transactions makes it difficult to predict the amount and timing of such cash requirements. We also anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook.

Financing Activities

During 2013 cash flow from financing activities provided $32.6 million. In November 2013 we sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs, we realized net proceeds of $24.0 million. Employee purchases of our common stock under our Employee Stock Purchase Plan amounted to $1.6 million. Net proceeds under our Loan Agreement were $7.0 million as we drew down $35.3 million and repaid $28.3 million.

During 2012 cash flow from financing activities provided $5.6 million. Employee purchases of our stock under the Employee Stock Purchase Plan amounted to $0.6 million. Net proceeds under our Revolving Line Loan Agreement were $5.0 million as we drew down a total of $10.0 million under the agreement during the third and fourth quarters and repaid $5.0 million in the fourth quarter.

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

We lease certain office facilities, equipment, and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of December 29, 2013 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2014	2015 and 2016	2017 and 2018	There- after
Operating lease payments	$8.0	$2.5	$3.7	$1.8	$—
CAD software tools	6.8	4.0	2.8	—	—
Inventory purchase obligations	5.1	5.1	—	—	—
Non-current income tax payable	0.8	—	—	—	0.8
Royalties	0.8	0.4	0.4	—	—

	$21.5	$12.0	$6.9	$1.8	$0.8

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

Non-current income tax payable represents both the tax obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond 12 months due to the uncertainties in the timing of tax outcomes.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carry-forward exists and certain criteria are met. We are reviewing the guidance and do not expect any significant effect upon our consolidated financial position, results of operations, or cash flows.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our line of credit. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. As of December 29, 2013, we had investments of $3.5 million in certificates of deposit. Our cash and cash equivalents consist of cash and money market accounts.

As of December 29, 2013, we had cash and cash equivalents totaling $36.0 million. We do not enter into investments for trading or speculative purposes. If the return on our investments were to change by one hundred basis points, the effect would be de minimis.

As of December 29, 2013, we had $12.0 million outstanding under our line of credit with SVB. The interest rate is variable and was 6.5% under the revolving line at December 29, 2013. If the rates were to change by one hundred basis points and the balance remained the same, the effect would be approximately $0.1 million.

Foreign Currency Risk

Our revenue and cost of revenue are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, the Chinese yuan, and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to increase/decrease income by approximately $1.0 million.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.:

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries (the “Company”) at December 29, 2013 and December 30, 2012 and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2013 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 29, 2013, based on criteria established in Internal Control—Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is subject to certain restrictive debt covenants and may require additional financing to fund future capital and operating requirements that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2014

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	December 29, 2013	December 30, 2012
Assets
Current assets:
Cash and cash equivalents	$36,043	$28,391
Short-term investments	3,473	2,785
Accounts receivable, net of allowances of $126 and $207, respectively	15,892	15,748
Inventory	2,017	8,122
Prepaid expenses and other current assets	3,245	5,892

Total current assets	60,670	60,938
Property and equipment, net	8,612	8,769
Intangible assets, net	718	1,529
Other assets	1,952	2,612

	$71,952	$73,848

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$12,000	$5,000
Accounts payable	4,692	5,679
Accrued liabilities	8,232	13,688

Total current liabilities	24,924	24,367
Long-term liabilities	1,637	2,854

Total liabilities	26,561	27,221

Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 and 0.001 share issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 150,000 and 150,000 shares authorized, respectively; 99,317 and 71,170 issued, respectively, and 98,744 and 70,314 outstanding, respectively	99	71
Additional paid-in capital	363,811	334,688
Warrants	7,567	7,567
Accumulated other comprehensive income	—	—
Accumulated deficit	(326,086)	(295,699)

Total stockholders’ equity	45,391	46,627

	$71,952	$73,848

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Revenue	$79,749	$125,948	$136,591
Cost of revenue	39,078	64,750	65,944

Gross profit	40,671	61,198	70,647

Operating expenses:
Research and development	51,075	57,543	55,796
Selling, general, and administrative	18,816	19,056	22,287
Restructuring charges (credits)	—	1,062	(109)

Total operating expenses	69,891	77,661	77,974

Loss from operations	(29,220)	(16,463)	(7,327)
Gain on sale of marketable securities	—	—	1,295
Other expense, net	(578)	(108)	(383)

Loss before provision for income taxes	(29,798)	(16,571)	(6,415)
Provision for income taxes	589	1,014	1,082

Net loss	$(30,387)	$(17,585)	$(7,497)

Basic and diluted net loss per share	$(0.41)	$(0.25)	$(0.11)

Weighted average number of shares (basic and diluted)	74,726	69,701	68,656

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share data)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net loss	$(30,387)	$(17,585)	$(7,497)
Other comprehensive loss, net of tax
Gain on sale of marketable securities reclassified into earnings	—	—	(1,295)

Comprehensive loss	$(30,387)	$(17,585)	$(8,792)

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Other Comprehensive Gain (Loss)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 2, 2011	68,111	$68	$327,208	$7,567	$1,295	$(270,617)	$65,521
Net loss	—	—	—	—	—	(7,497)	(7,497)
Realized gain on marketable securities	—	—	—	—	(1,295)	—	(1,295)
Stock-based compensation	—	—	3,175	—	—	—	3,175
Issuance of common stock under stock option plans	972	2	816	—	—	—	818
Vesting of restricted stock	249	—	—	—	—	—	—

Balance at January 1, 2012	69,332	70	331,199	7,567	—	(278,114)	60,722
Net loss	—	—	—	—	—	(17,585)	(17,585)
Stock-based compensation	—	—	2,892	—	—	—	2,892
Issuance of common stock under stock option plans	792	1	597	—	—	—	598
Vesting of restricted stock	190	—	—	—	—	—	—

Balance at December 30, 2012	70,314	71	334,688	7,567	—	(295,699)	46,627
Net loss	—	—	—	—	—	(30,387)	(30,387)
Stock-based compensation	—	—	3,573	—	—	—	3,573
Common Stock Offering, net of issuance costs	26,388	26	23,943	—	—	—	23,969
Issuance of common stock under stock option plans	1,758	2	1,607	—	—	—	1,609
Vesting of restricted stock	284	—	—	—	—	—	—

Balance at December 29, 2013	98,744	$99	$363,811	$7,567	$—	$(326,086)	$45,391

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Cash flows from operating activities:
Net loss	$(30,387)	$(17,585)	$(7,497)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,282	5,256	4,682
Stock-based compensation expense	3,573	2,892	3,175
Amortization of intangible assets and acquired technology	811	2,073	2,500
Gain on sale of marketable securities	—	—	(1,295)
Changes in assets and liabilities:
Accounts receivable, net	(144)	2,560	5,839
Inventory	6,105	1,352	7,572
Prepaid expenses and other assets	3,307	(4,077)	(1,189)
Accounts payable and accrued liabilities	(7,516)	5,196	(6,988)

Net cash provided by (used in) operating activities	(19,969)	(2,333)	6,799

Cash flows from investing activities:
Purchases of property and equipment	(4,269)	(6,849)	(3,807)
Purchases of investments	(4,668)	(3,931)	—
Maturities and sales of investments	3,980	1,146	2,000

Net cash used in investing activities	(4,957)	(9,634)	(1,807)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of stock options	1,609	598	818
Proceeds from Revolving Line	35,300	10,000	—
Repayments to Revolving Line	(28,300)	(5,000)	—
Proceeds from stock offering, net of issuance costs	23,969	—	—

Net cash provided by financing activities	32,578	5,598	818

Net increase (decrease) in cash and cash equivalents	7,652	(6,369)	5,810
Cash and cash equivalents at beginning of year	28,391	34,760	28,950

Cash and cash equivalents at end of year	$36,043	$28,391	$34,760

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$526	$926	$545
Cash paid for interest	230	20	—
Purchases of equipment included in Accounts payable and accrued liabilities	394	538	398

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of advanced semiconductor products and software for delivering high speed broadband solutions to the digital home. The Company’s broadband multi-mode and digital subscriber line (“DSL”) processors and other semiconductor offerings power carrier infrastructure (referred to as “Access” or “CO”) and customer premise equipment (referred to as “Gateway” or “CPE”) for network equipment manufacturers (“NEMs”) who, in turn, serve leading telecommunications service providers. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. This flexible communications processor architecture with wire-speed packet processing capabilities enables high-performance end user devices capable of distributing advanced services in the home. These products support telecommunications services providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures low and have been deployed by service providers in Asia, Europe, and North and South America.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Liquidity

The Company incurred net losses of $30.4 million, $17.6 million, and $7.5 million in 2013, 2012, and 2011, respectively, and had an accumulated deficit of $326.1 million as of December 29, 2013.

The Company filed a Registration Statement on Form S-1 on August 23, 2013, as subsequently amended (and declared effective on November 6, 2013), under which it might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013 Ikanos sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs the Company realized net proceeds of $24.0 million.

The Company utilizes an existing revolving line of credit under a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to partially fund its operations. This facility is subject to certain affirmative, negative, and financial covenants. On February 19, 2013, these covenants were amended to reflect the Company’s then-current operating plan. The Company further amended the Loan Agreement effective August 8, 2013. The August 8, 2013 amendment to the Loan Agreement changed existing financial covenants relating to minimum cash held with SVB and Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”) measurements. The Company is in compliance with all covenants as of December 29, 2013 and expects to be in compliance through the first quarter of 2014. However, the Company anticipates that it may not be in compliance with all of the covenants contained in the Loan Agreement during certain periods of 2014 and, accordingly, has begun discussions with SVB. The Company may need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Loan Agreement and fund its future capital requirements, including the potential need for additional financing. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to the Company. Additionally, there can be no assurance the Company will be successful in revising the covenants with SVB. If the Company is unsuccessful in these efforts, it will need to implement significant cost reduction strategies that could affect its long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount.

Notwithstanding the need to comply with certain covenants, to achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. The amount and timing of these future capital requirements will depend upon many factors including the Company’s rate of revenue growth, its ability to develop future revenue streams, the timing and extent of spending to support development efforts, the expansion of sales and marketing activities, the timing of introductions of new products and enhancements to existing products, the costs to ensure access to adequate manufacturing capacity, and the continuing market acceptance of its products.

Beginning on January 31, 2014, the Company’s common stock began to trade below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”). NASDAQ requires a number of continued listing requirements, including the requirement that the minimum closing bid price remain at a $1.00 or more per share. If the closing bid price of the Company’s common stock is below $1.00 for 30 consecutive trading days, NASDAQ could notify the Company that it must regain compliance with this continued listing requirement within 180 calendar days or be subject to delisting. In September of 2011, the price of the Company’s common stock fell below NASDAQ’s $1.00 closing bid price continued listing requirement. In September of 2012, the Company’s common stock traded above $1.00 for more than 10 consecutive trading days and was no longer subject to delisting. As the closing bid price for the Company’s common stock has again fallen below the requirement, the Company is potentially subject to delisting and, if delisted, would lose its eligibility for quotation on NASDAQ. Given this and other market conditions, there can be no assurance that, should the Company need additional funds, sufficient debt or equity financing will be available at all or, if available, that such financing will be at terms and conditions acceptable to the Company.

As a result of the Company’s recurring losses from operations, the need to stay in compliance with certain debt covenants, and the potential need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern.

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

Use of Estimates

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States (“GAAP”) requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.

Summary of Significant Accounting Policies

Revenue Recognition

In accordance with authoritative guidance, revenue from sales of semiconductors is recognized upon shipment when persuasive evidence of an arrangement exists, the required firmware is delivered, legal title and risk of ownership has transferred, the price is fixed or determinable, and collection of the resulting receivable is reasonably assured.

The Company records reductions to revenue for estimated product returns and pricing adjustments, such as competitive pricing programs and volume purchase incentives, in the same period that the related revenue is recorded. The amount of these reductions is based on historical sales returns, analysis of credit memo data, specific criteria included in volume purchase incentive agreements, and other factors known at the time. Additional reductions to revenue would result if actual product returns or pricing adjustments exceed its estimates.

In multi-element arrangements that include combination of semiconductor products with software that is essential to the hardware products functionality and undelivered software elements, the Company allocates revenue to all deliverables based on their relative selling prices. The Company allocates the arrangement consideration based on each element’s relative fair value using vendor-specific objective evidence (“VSOE”), third-party evidence, or estimated selling prices, as the basis of fair value. The allocation of value to each element is derived based on management’s best estimate of selling price when VSOE or third party evidence is unavailable. Revenue is recognized for the accounting units when the basic revenue recognition criteria are met.

In such circumstances, the Company uses a hierarchy to determine the selling price to be used for allocating revenue to deliverables: (i) VSOE of fair value, (ii) third-party evidence of selling price, and (iii) best estimate of the selling price (“ESP”). VSOE generally exists only when the Company sells the deliverable separately and is the price actually charged by the Company for that deliverable. ESPs reflect the Company’s best estimates of what the selling prices of elements would be if they were sold regularly on a stand-alone basis.

Cash, Cash Equivalents and Investments

The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments consist of highly liquid securities with original maturities in excess of 90 days. Non-liquid investments with original maturities in excess of one year are classified as long term.

The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. As of December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit. In prior years, marketable securities have included commercial paper, corporate bonds, government securities, and auction rate securities. Marketable securities are reported at fair value with the related unrealized gains and losses included in accumulated other comprehensive income (loss), a component of stockholders’ equity. Realized gains or losses on the sale of marketable securities are determined using the specific-identification method. For all investments in debt and equity securities, unrealized losses are evaluated to determine if they are other than temporary. For investments in equity securities, unrealized losses that are considered to be other than temporary are considered impairment losses and recognized as a component of interest income and other, net, in the statements of operations. For investments in debt securities, if the fair value of a debt security is less than its amortized cost basis, the Company assesses whether the impairment is other than temporary. An impairment is considered other than temporary if (i) the Company has the intent to sell the security, (ii) it is more likely than not that the Company will be required to sell the security before recovery of its entire amortized cost basis, or (iii) the Company does not expect to recover the entire amortized cost of the security. If impairment is considered other than temporary based on conditions (i) and (ii), the entire difference between the amortized cost and the fair value of the security is recognized in earnings. If an impairment is considered other than temporary based on condition (iii), the amount representing credit losses, defined as the difference between the present value of the cash flows expected to be collected and the amortized cost basis of the debt security, will be recognized in earnings and the amount relating to all other factors will be recognized in other comprehensive income. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, repayment speeds, defaults, and loss rates of the underlying collateral, structure, and credit enhancements to determine if a credit loss may exist.

Fair Value of Financial Instruments

The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, investments, accounts receivables, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturity periods.

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

Intangible Assets

Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks, and other intangible assets. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives.

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no material impairment recorded in 2013, 2012, or 2011.

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

Research and Development

Research and development costs consist primarily of compensation and related costs for personnel as well as costs related to software tools, mask tooling expenses, materials, supplies, and equipment depreciation. All research and development costs are expensed as incurred.

Advertising Costs

Advertising costs are expensed as incurred. To date, advertising costs have been insignificant.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of December 29, 2013 and December 30, 2012 the Company’s short-term investments consisted solely of certificates of deposit. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 35%, 10%, and 10% of accounts receivable at December 29, 2013. Two customers represented 22% and 20% of accounts receivable at December 30, 2012. Four customers represented 24%, 14%, 11%, and 10% of revenue in 2013. Three customers represented 19%, 13%, and 12% of revenue in 2012. Two customers represented 20% and 10% of revenue in 2011.

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; reliance on assembly and wafer fabrication subcontractors; and reliance on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above or other factors.

Warranty

The Company generally warrants its products against defects in materials and workmanship and non-conformance to its specifications for varying lengths of time, generally one year. If there is a material increase in customer claims compared with historical experience or if costs of servicing warranty claims are greater than expected, the Company may record additional charges against cost of revenue.

Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Net loss	$(30,387)	$(17,585)	$(7,497)

Weighted average shares outstanding	74,726	69,701	68,656

Basic and diluted net loss per share	$(0.41)	$(0.25)	$(0.11)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Anti-dilutive securities:
Warrants to purchase common stock	7,800	7,800	4,280
Weighted average restricted stock and restricted stock units	—	205	553
Weighted average options to purchase common stock	17,891	13,777	11,333

	25,691	21,782	16,166

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carry-forward exists and certain criteria are met. The Company is reviewing the guidance and does not expect any significant effect upon its consolidated financial position, results of operations, or cash flows.

Note 2—Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held money market funds of $2.0 million as of December 30, 2012 and none as of December 29, 2013. The investments in money market funds are included in cash equivalents based on their original maturity.

As of December 29, 2013 and December 30, 2012, the Company’s short-term investments consisted solely of certificates of deposit.

The following is a summary of the Company’s investments (in thousands):

	December 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,473	$—	$3,473

	December 30, 2012
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,785	$—	$2,785

There were no unrealized losses on investments aggregated by category as of December 29, 2013.

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

Fair Value Measurements

Fair value is an exit price which represents the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, authoritative guidance establishes a three-tier value hierarchy, which prioritizes the inputs used in measuring fair value as follows: observable inputs such as quoted prices in active markets (“Level 1”); inputs other than the quoted prices in active markets that are observable either directly or indirectly (“Level 2”); and unobservable inputs in which there is little or no market data, which require the Company to develop its own assumptions (“Level 3”). This hierarchy requires the Company to use observable market data, when available, and to minimize the use of unobservable inputs when determining fair value. On a recurring basis, the Company measures certain financial assets, mainly comprised of marketable securities, at fair value.

The Company’s cash and investment instruments at December 29, 2013 and December 30, 2012 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of December 29, 2013 and December 30, 2012 was (in thousands):

	December 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,473	$—	$3,473

	December 30, 2012
	Level 1	Level 2	Level 3	Total
Money market funds	$2,006	$—	$—	$2,006
Certificates of deposit	—	2,785	—	2,785

	$2,006	$2,785	$—	$4,791

There were no Level 3 securities as of December 29, 2013 or December 30, 2012, respectively.

Note 3—Allowance for Doubtful Accounts

The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged (Released) to Expenses	Write-Offs	Balance at End of Year
2013	$207	$(19)	$(62)	$126
2012	73	134	—	207
2011	72	106	(105)	73

Note 4—Inventory

Inventory consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Finished goods	$1,385	$5,910
Purchased parts and raw materials	632	2,212

	$2,017	$8,122

The Company has an agreement with eSilicon Corporation (“eSilicon”) under which a majority of its day-to-day supply chain management, production test engineering, and production quality engineering functions (“Master Services”) have been transferred to eSilicon under a Master Services and Supply Agreement (“Service Agreement”). Pursuant to the Service Agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors and manages these operational functions for the Company on a day-to-day basis.

As part of its Service Agreement, the Company transferred ownership of certain work-in-process and raw materials to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $0.8 million as of December 29, 2013 and $2.7 million as of December 30, 2012. The prepayments are classified in prepaid expenses and other current assets. As of December 29, 2013, the Company has $5.1 million of non-cancellable purchase obligations with eSilicon.

Note 5—Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Machinery and equipment	$23,053	$20,351
Software	11,522	10,852
Computer equipment	5,927	5,433
Furniture and fixtures	988	1,012
Leasehold improvements	1,842	1,887
Construction in progress	1,051	868

	44,383	40,403
Less: Accumulated depreciation and amortization	(35,771)	(31,634)

	$8,612	$8,769

Depreciation expense for property and equipment was $4.3 million, $5.3 million, and $4.7 million for 2013, 2012, and 2011, respectively.

Note 6—Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	December 29, 2013			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$14,825	$(14,107)	$718	3
Customer relationships	8,216	(8,216)	—	4

	$23,041	$(22,323)	$718

	December 30, 2012			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$14,825	$(13,629)	$1,196	3
Customer relationships	8,216	(7,883)	333	4

	$23,041	$(21,512)	$1,529

The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For 2013, 2012, and 2011, the amortization of intangible assets was $0.8 million, $2.1 million, and $2.5 million, respectively. As of December 29, 2013, the estimated future amortization of purchased intangible assets was $0.5 million for 2014 and $0.2 million for 2015.

Note 7—Loan and Security Agreement

On January 14, 2011, the Company entered into a Loan Agreement with SVB under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. The Loan Agreement’s original maturity date was January 14, 2013. Interest accrues at 0.50% on the average unused portion of the line of credit. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends, and make certain other restricted payments. The Loan Agreement has three financial covenants, the first requiring a minimum quarterly EBITDA amount, the second requiring a minimum monthly Adjusted Quick Ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) and the third requiring a minimum monthly amount of cash held at SVB, all of which are defined in the Loan Agreement.

On April 12, 2012, the Loan Agreement was amended and, among other changes, extended the maturity date to April 14, 2013 and changed the financial covenants to reflect then-current business conditions.

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

On August 8, 2013, the Company and SVB amended the Loan Agreement to change existing financial covenants to coincide with its revised operating plan. The financial covenants were amended to include the following: 1) a minimum Adjusted Quick Ratio of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, the Company may now borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%. As of December 29, 2013, the Company was in compliance with all of the financial covenants contained in the Loan Agreement and the Company expects to be in compliance through the first quarter of 2014. However, the Company anticipates that it may not be in compliance with all of the covenants contained in the Loan Agreement during certain periods in 2014 and, accordingly, the Company has begun discussions with SVB.

As of December 30, 2012, the Company had a $5.0 million advance against the line of credit. The advance was repaid during the first quarter of 2013. Subsequently, during the first quarter, the Company drew an additional advance of $5.0 million and repaid the advance during the second quarter of 2013. Later during the second quarter, the Company drew an additional advance of $7.5 million and repaid the advance during the third quarter. Later in the third quarter, the Company drew an advance of $10.8 million and repaid the advance during the fourth quarter. During the fourth quarter the Company drew an advance of $12.0 million which is outstanding as of December 29, 2013. As of December 29, 2013, interest on advances against the Loan Agreement is equal to 6.5% on the outstanding principal and is payable monthly. The Company may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty.

Note 8—Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	December 29, 2013	December 30, 2012
Accrued compensation and related benefits	$2,834	$3,733
Deferred revenue	391	2,926
Accrued rebates	111	1,936
Deferred rent	957	1,228
Warranty accrual	238	272
Accrued royalties	844	921
Other accrued liabilities	2,857	2,672

	$8,232	$13,688

The following table summarizes the activity related to the warranty accrual (in thousands):

	December 29, 2013	December 30, 2012	January 1, 2012
Balance at beginning of year	$272	$602	$895
Provision	34	(320)	196
Usage	(68)	(10)	(489)

Balance at end of year	$238	$272	$602

Note 9—Restructuring Charges

There was no restructuring charge in 2013.

In an effort to align the Company’s operating expenses to its projected revenue forecast, on January 30, 2012 the Board of Directors approved and management initiated a corporate restructuring plan that included a reduction in force of approximately 16%. Employees were notified on February 1, and 2, 2012 of their planned terminations.

As of December 30, 2012, the Company completed its restructuring activities. A summary of those restructuring activities follows (in thousands):

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

Note 10—Tallwood Investment

During 2009, in order to facilitate its acquisition of the Broadband Access product line from Conexant Systems, Inc., the Company negotiated a $42.0 million cash investment by Tallwood III, L.P., and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company sold to the Tallwood Investors (i) 24.0 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 7.8 million shares of Common Stock (the “Warrants”). The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement was $1.75. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to the election of a minority of the members of the Board of Directors but does not share in the economics of Ikanos. The 24.0 million shares of Common Stock, Warrants, and the Voting Share collectively are referred to as the Tallwood Investment.

The net proceeds for the Tallwood Investment were $38.8 million after capitalizing transaction-related costs of $3.2 million. The $3.2 million in transaction related costs consisted of investment banker, legal, and accounting fees.

The value attributed to the Warrants was $7.6 million and was estimated as of August 24, 2009 using the Black-Scholes option pricing model with the assumptions of an expected volatility of 62.5%, expected term of five years, no expected dividends, and a risk free interest rate of 2.5%. The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term is five years which is equal to the life of the Warrants. The risk free interest rate is the yield on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.

Assuming the exercise of the Warrants and the shares outstanding as of January 3, 2010, the Tallwood Investors would own 51% of the Company’s outstanding common stock post-closing. However, through the Stockholder Agreement between the Company and the Tallwood Investors dated April 21, 2009, the Tallwood Investors have agreed (a) to vote for all non-Tallwood directors in the same proportion as other stockholders of the Company; (b) until August 24, 2012, that to the extent they hold shares in excess of 35% of the total outstanding common stock, they will vote the excess shares in the same proportion as shares voted by non-Tallwood stockholders on all matters to be voted on by stockholders generally; and (c) other than for certain matters requiring a separate vote of the stockholders who control the single Series A Preferred share issued to the Tallwood Investors, they will delegate their proxy to vote those shares to the non-Tallwood directors.

In November 2010 and again in November 2013, the Tallwood Investors participated in the Company’s stock issuances (see Note 11, below) and purchased an additional 5.6 million shares and 2.0 million shares, respectively. Assuming the exercise of the Warrants and the shares outstanding as of December 29, 2013, the Tallwood Investors would own approximately 37% of the Company’s outstanding common stock.

Note 11—Equity Plans and Related Equity Activity

Common Stock Issuance

On August 23, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-1which was subsequently amended and declared effective on November 6, 2013. Under this Registration Statement the Company could offer and sell in a public offering up to $35.0 million of common stock. In November 2013, the Company sold an aggregate of 26.4 million shares of its common stock resulting in net proceeds of $24.0 million after deducting underwriting discount and offering expenses of $2.4 million.

Common Stock Reserved

As of December 29, 2013, the Company has reserved 28.9 million shares of common stock for future issuance under its various stock plans.

1999 Stock Plan

In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors, and terminated 10 years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares were available for future issuance under the 1999 Plan. As of December 29, 2013, the Company had 29,000 options outstanding under the 1999 Plan.

2004 Equity Incentive Plan

In September 2005, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) upon the closing of its initial public offering. The 2004 Plan allows for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. Options generally vest over four years at a rate of 25% on the first anniversary of the grant date and 6.25% quarterly thereafter. Generally, options terminate seven years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. Awards of restricted stock units generally vest over a four-year period. The Plan will terminate on June 24, 2014 and no shares will be available for future issuance. With stockholder approval, the Company intends to implement a new equity incentive plan prior to the termination of the 2004 Plan.

The 2004 Plan provides for the automatic grant of non-statutory stock options to its non-employee directors. Each non-employee director appointed to the Board will receive an initial option to purchase 45,000 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest at the rate of one third of the shares on the first anniversary of the date of grant and 1/12th of the shares each quarter thereafter, subject to the director’s continuing to serve as a director as of each vesting date. Effective January 1, 2013, the Plan was amended such that non-employee directors receive a subsequent option to purchase shares and a restricted stock award on the date of each annual meeting of its stockholders as follows:

•	For one year of service, the equity award is 8,500 stock options and a restricted stock award of 3,000 shares;

•	For two years of service, the equity award is 12,500 stock options and a restricted stock award of 4,000 shares; and

•	For three or more years of service, the equity award is 19,500 stock options and a restricted stock award of 7,000 shares.

These subsequent stock option grants shall vest as to 1/12th of the shares each month following the date of grant, subject to the director’s continuing to serve as a director on each vesting date. The restricted stock award will vest immediately on date of grant. All options granted under these automatic grant provisions have a term of seven years and an exercise price equal to the fair market value of its common stock on the date of grant.

The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of the year beginning in 2006, equal to the least of (i) 4.4% of the Company’s outstanding shares of common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors. The shares may be authorized, but unissued or reacquired common stock. In addition, in August 2009, the Company’s stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved for issuance under the 2004 Plan by 5.5 million shares in connection with the acquisition of the Broadband Access business of Conexant Systems, Inc. In June 2011, the stockholders approved an amendment and restatement of the 2004 Plan and increased the number of shares reserved under the Plan by 4.0 million shares to have a sufficient number of shares available to provide employees, consultants, and directors with equity awards. As of December 29, 2013, the Company had 17.9 million options and awards outstanding and 5.8 million options and awards available for future grant under the 2004 Plan.

2004 Employee Stock Purchase Plan

In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”), upon the closing of its initial public offering. The ESPP will expire in 2024. As of December 29, 2013, the Company had 3.0 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by Ikanos or any participating subsidiary for at least 20 hours per week. The Company’s 2004 ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year. On the first day of 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5% of the Company’s outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.

Doradus 2004 Amended and Restated Stock Option Plan

In August 2006, in connection with Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of December 29, 2013, no stock options were outstanding, although the Company has reserved approximately 0.1 million shares for future issuance. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate 10 years after the date of grant.

Stock Option Agreement for Omid Tahernia

In June 2012, the Company adopted a stand-alone Stock Option Agreement for Omid Tahernia, under which 2,100,000 shares of the Company’s common stock have been reserved for issuance to the Company’s CEO, Omid Tahernia, in connection with the commencement of his employment with the Company beginning in June 2012. The Stock Option Agreement and related stock option grant were granted outside of the Ikanos Amended and Restated 2004 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The Company granted an option (the “Option”) to purchase its common stock as an inducement to Mr. Tahernia to accept employment with the Company. The terms and conditions of the grant were included in his offer letter dated May 31, 2012 (the “Offer Letter”). The grant included among other items the following terms: the option has been classified as a non-qualified stock option; has an exercise price equal to $0.89 (the fair market value on the grant date); and has a seven year term.

With respect to 1,500,000 shares subject to the Option (the “Time-Based Option Shares”), 25% of such Shares shall vest twelve months from June 11, 2012 (the “Vesting Commencement Date”) on the same day of the month as the Vesting Commencement Date and 6.25% of the Shares subject to the Option shall vest each quarter thereafter on the same day of the month as the Vesting Commencement Date, subject to Mr. Tahernia’s continuing to be an employee of the Company through each such date, such that all 1,500,000 Shares shall have completely vested on the four-year anniversary of the Vesting Commencement Date.

With respect to the remaining 600,000 shares subject to the Option (the “Performance-Based Option Shares”), (i) 300,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $2.50; and (ii) the remaining 300,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $3.50. The Performance-Based Option Shares will vest in equal quarterly installments over the one year period after the respective stock price target is achieved, subject to Mr. Tahernia’s continued employment. The Performance-Based Option Shares were valued using the Monte Carlo model to simulate future stock price movements in order to determine the fair values of a performance option grant. The simulations account for the vesting and exercise provisions of the grant.

Vesting and price targets are subject to certain acceleration if the Company should terminate Mr. Tahernia’s employment “without cause” or if Mr. Tahernia should terminate his employment for “good reason,” both as defined in the Offer Letter.

Bonus Unit Award Program

In September 2013, the Company adopted a standalone Bonus Unit Award Program for its executive officers. Under the terms of the program the Company has awarded the executive officers collectively 437,500 Bonus Units. Each reported Bonus Unit represents a contingent right to receive the fair market value of a share of common stock in cash (or, at the discretion of the Company, a share of common stock to the extent authorized under a stockholder-approved equity incentive plan) on the applicable vesting date. Fifty percent of the award will vest in January 2015 and the remaining 50% will vest in April 2015. During 2013, the Company charged approximately $0.1 million to earnings under the program.

Stock-Based Compensation

Stock-based compensation expense related to all stock-based compensation awards was $3.6 million, $2.9 million, and $3.2 million for 2013, 2012, and 2011, respectively.

As of December 29, 2013, there was $8.5 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years.

Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2013	2012	2011
Option Grants:
Expected volatility	61-62%	62-63%	63-65%
Expected dividends	—	—	—
Expected term of options (in years)	3.8-4.6	3.8-4.6	3.8-4.6
Risk-free interest rate	0.6-1.5%	0.6-0.9%	0.8-2.0%
ESPP:
Expected volatility	52-70%	52.70%	60-89%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1-0.3%	0.2-0.3%	0.1-0.6%

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

Equity Plan Activity

A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 30, 2012	17,139	$1.33
Granted	3,764	1.45
Exercised	(572)	1.32
Forfeited or expired	(1,605)	1.34

Outstanding at December 29, 2013	18,726	$1.35	4.89	$2

Exercisable at December 29, 2013	8,725	$1.51	4.03	$1

The weighted average grant date fair value of options granted during 2013, 2012, and 2011, was $0.71, $0.46, and $0.64, respectively. The total intrinsic value of options exercised during the years ended December 29, 2013, December 30, 2012, and January 1, 2012 was insignificant.

The following table summarizes information about stock options as of December 29, 2013 (in thousands, except per share and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$0.72 to $1.00	4,986	5.5	$0.88	1,605	$0.87
$1.04 to $1.27	5,570	4.3	1.23	3,461	1.22
$1.30 to $1.75	5,070	6.0	1.44	791	1.53
$1.77 to $14.38	3,100	3.1	2.20	2,868	2.21

	18,726	4.9	1.35	8,725	1.51

Restricted Stock Units

A summary of the restricted stock unit activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 30, 2012	23	$1.52
Granted	1,302	1.32
Vested	(53)	1.75
Forfeited	(6)	1.46

Restricted stock units outstanding at December 29, 2013	1,266	1.33

The weighted average grant date fair value per restricted stock units granted was $1.32, $1.39, and $2.54 during 2013, 2012, and 2011, respectively. The total fair value of restricted stock units that vested was $0.1 million for 2013, 2012, and 2011, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2015. Tax related withholdings of restricted stock units was insignificant during 2013, 2012, and 2011.

Restricted Stock

A summary of restricted stock activity is presented below (in thousands):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock outstanding at December 30, 2012	201	$1.64
Vested	(201)	1.64

Restricted stock outstanding at December 29, 2013	—	—

The total fair value of restricted stock that vested was $0.3 million, $0.3 million, and $0.4 million during 2013, 2012, and 2011, respectively.

Disclosures Pertaining to All Stock-Based Award Plans

Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $1.6 million, $0.6 million, and $0.8 million for 2013, 2012, and 2011, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during 2013, 2012, or 2011.

Bonus Unit Award Program Activity

A summary of the Bonus Unit Award activity is presented below (in thousands, except per share):

	Shares	Grant Date Fair Value Per Share
Restricted stock units outstanding at December 30, 2012	—	$—
Granted	438	1.19
Vested	—	—
Forfeited	—	—

Restricted stock units outstanding at December 29, 2013	438	$1.19

The Company values each bonus award at the market value of the Company’s common stock. The fair value per Bonus Unit Award at date of grant was $1.19. Fifty percent of the award will vest in January 2015 and the remaining 50% will vest in April 2015. The Company amortizes the fair value of the awards on a straight-line basis. The value of the awards is adjusted monthly for changes in the fair market value of the Company’s stock.

Note 12—Employee Benefit Plans

The Company has a retirement savings plan, which qualifies as a deferred savings plan under section 401(k) of the Internal Revenue Code. All U.S. employees are eligible to participate in the savings plan and allowed to contribute up to 60% of their total compensation, not to exceed the maximum amount allowed by the applicable statutory prescribed limit. The Company is not required to contribute, nor has it contributed, to the savings plan for any of the periods presented.

Note 13—Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for 2013, 2012, and 2011, was $2.4 million, $2.6 million, and $2.4 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.

Future minimum lease payments as of December 29, 2013 under non-cancelable leases with original terms in excess of one year are $4.5 million in 2014; $4.5 million in 2015; $2.0 million in 2016; $1.4 million in 2017; and $0.4 million in 2018.

Purchase Commitments

As of December 29, 2013, the Company had $5.1 million of inventory purchase obligations that are expected to be paid during the first quarter of 2014.

Indemnities, Commitments and Guarantees

During its normal course of business, the Company has made certain indemnities, commitments, and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include intellectual property indemnities to the Company’s customers in connection with the sales of its products, indemnities for liabilities associated with the infringement of other parties’ technology based upon the Company’s products, and indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease. The duration of these indemnities, commitments, and guarantees varies, and in certain cases, is indefinite. The majority of these indemnities, commitments, and guarantees do not provide for any limitation of the maximum potential future payments that the Company could be obligated to make. The Company believes its internal development processes and other policies and practices limit its exposure related to the indemnification provisions of the various agreements that include indemnity provisions. In addition, the Company requires its employees to sign a proprietary information and inventions agreement, which assigns the rights to its employees’ development work to the Company. The Company has not recorded any liability for these indemnities, commitments, and guarantees in the accompanying consolidated balance sheets. The Company does, however, accrue for losses for any known contingent liability, including those that may arise from indemnification provisions, when future payment is probable and the amount of the loss can be reasonably estimated, in accordance with authoritative guidance.

In addition, the Company indemnifies its officers and directors under the terms of indemnity agreements entered into with them, as well as pursuant to its certificate of incorporation, bylaws, and applicable Delaware law. To date, the Company has not incurred any expenses related to these indemnifications.

Litigation

From time-to-time, in the normal course of business, the Company and its subsidiaries are parties to litigation matters and claims that have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment-related disputes. The Company is subject to claims and litigation arising in the ordinary course of business, however, we do not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on its consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on its consolidated results of operations, financial position, or cash flows.

Note 14—Income Taxes

The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
United States	$(30,526)	$(17,501)	$816
Foreign	728	930	(7,231)

	$(29,798)	$(16,571)	$(6,415)

The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012

Current :
Federal	$—	$—	$—
State and local	2	1	6
Foreign	464	935	530

	466	936	536
Deferred—
Federal	—	—	607
Foreign	123	78	(61)

	$589	$1,014	$1,082

The reconciliation between the provision for income taxes computed by applying the US federal tax rate to loss before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	December 29, 2013	December 30, 2012	January 1, 2012
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	1	2	46
Change in valuation allowance	37	30	(1)
Subpart F income	1	4	—
Stock-based compensation	—	2	13
Tax credits	(2)	—	(16)
Non-deductible expenses	—	3	—
Withholding Tax	—	—	10

	2%	6%	17%

Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 29, 2013	December 30, 2012
Deferred tax assets :
Net operating loss carry-forwards	$43,045	$6,992
Depreciation and amortization	216	270
Research and development and other credits	5,386	3,651
Accrued reserves and other	1,753	4,033
Stock-based compensation	4,309	3,360
Acquired intangibles	8,230	8,772

	62,939	27,078
Valuation allowance	(60,161)	(24,354)

Asset basis difference	$2,778	$2,724

Deferred Tax Liability:
Unrepatriated earnings	$(2,839)	$(2,662)

The increase of $36.0 million from $7.0 million in 2012 to $43.0 million in 2013 of net operating loss carry-forwards and deferred tax assets is attributable mainly to a significant operations loss due to the disposal of foreign operations. During the third quarter ended September 29, 2013, in association with the completion of the Company’s 2012 year-ended tax return and the completion of obtaining necessary evidence to review the final treatment of the closing of the Singapore tax structure, including an assessment of the relevant tax laws and applicable deductions, the Company determined that the available net operating losses could include additional loss deductions which were included in the tax return.

Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. The valuation allowance for deferred tax assets increased by $35.8 million to $60.2 million as of December 29, 2013 compared to an increase of $10.1 million to $24.4 million as of December 30, 2012. Due to cumulative losses in earlier years and a significant amount of loss in the most recent year, the Company believes that it is more likely than not that the majority of its deferred tax assets will not be realizable in future periods. Consistent with this, the Company has applied a valuation allowance to offset completely both the increase in and the total value of the net operating loss carry-forwards.

Changes in the valuation allowance for deferred tax assets for 2013, 2012, and 2011, are as follows:

	2013	2012	2011
Balance at beginning of year	$24,354	$14,299	$14,937
Increases related to new net operating losses	35,880	10,219	497
Current decreases	(73)	(164)	(1,135)

Balance at end of year	$60,161	$24,354	$14,299

As of December 29, 2013, the Company had net operating loss carry-forwards for federal and state of California tax purposes of $112.7 million and $32.4 million, respectively. The net operating loss carry-forwards will expire beginning in 2030 for federal and 2031 for California, if not utilized. The Company has research and development tax credits of approximately $3.5 million and $1.5 million for federal and California state income tax purposes, respectively. If not utilized, the federal credit carry-forward will begin to expire in 2029. The California credit can be carried forward indefinitely. As of December 29, 2013, the Company has federal and state capital loss carry-forwards for income tax purposes of approximately $3.6 million and $3.6 million, respectively. If not utilized, both the federal and California state capital loss carry-forwards will begin to expire in 2014.

The Company, as previously discussed, completed an underwritten public offering under which it issued an additional 26.4 million shares of common stock. Utilization of net operating losses and tax credit carry-forwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could impair the ability to utilize the net operating losses and tax credit carry-forwards before they can be utilized. The Company reviewed the ownership of shares both before and subsequent to the transactions to determine whether there had been any significant change in control. Based on the results of that review, the Company concluded that there had been no significant change in control, as defined, in 2013. However, future changes in ownership can significantly impair the Company’s ability to utilize the net operating losses and tax credit carry-forwards.

On January 2, 2013, the “American Taxpayer Relief Act of 2012” was signed into law. Under this act, the federal research and development credit was retroactively extended for amounts paid or incurred after December 31, 2011 and before January 1, 2014. As a result, the Company recorded a deferred tax asset of approximately $0.8 million that was fully offset by a valuation allowance in the first quarter of 2013. This will not have an impact on the income tax provision.

The Company has elected to track the portion of its federal and state net operating loss carry-forwards attributable to stock option benefits outside of its financial statements. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these net operating loss carry-forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts as of December 29, 2013 are not material for either federal or state tax purposes.

Prior to 2011, the Company did not provide for federal income tax and withholding taxes for unremitted foreign earnings because the unremitted earnings of its foreign subsidiaries were deemed to be permanently reinvested. Beginning in the fourth quarter of 2011, the Company began to provide for federal income tax and foreign withholding taxes for the unremitted earnings of foreign subsidiaries because the Company has determined that those funds may no longer be permanently reinvested. Any additional U.S. income taxes will be minimal due to the utilization of net operating loss carry-forwards and foreign tax credits.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2013	2012	2011
Balance at beginning of year	$4,734	$183	$178
Changes for tax positions of current year	635	640	—
Additions for tax positions of prior years	581	3,968	5
Reduction for tax position of prior years	—	(57)	—

Balance at end of year	$5,950	$4,734	$183

The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. The amount of accrued interest and penalty recorded was $0.1 million as of and for the fiscal year ended December 29, 2013.

The Company does not anticipate any significant changes to its liability for unrecognized tax benefits within twelve months of this reporting date of its unrecognized tax benefits.

The Company’s operations are subject to income and transaction taxes in the U.S. and in multiple foreign jurisdictions. Significant estimates and judgments are required in determining the Company’s worldwide provision for income taxes. Some of these estimates are based on interpretations of existing tax laws or regulations. The ultimate amount of tax liability may be uncertain as a result. The majority of the unrecognized tax benefit is related to gross deferred tax assets, and accordingly, if and when recognized, would not result in a change in Company’s effective tax rate due to the existence of a full valuation allowance. In addition, we recorded additional long-term tax liability for certain income tax benefits related to its India subsidiary’s transfer pricing policy. If such tax benefit is recognized, it would result in a change in the Company’s effective tax rate.

The Company does not expect any material adjustment to its reserves within the next twelve months. The Company’s tax years starting from 2005 to 2013 remain open in various tax jurisdictions. There are on-going examinations by the India tax authority for India transfer pricing issues for 2009, 2010, and 2011, and there are on-going examinations by the Singapore tax authorities for 2010.

Note 15—Significant Customer Information and Segment Reporting

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

The Company’s chief operating decision-maker is considered to be the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of semiconductors and integrated firmware.

The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	December 29, 2013		December 30, 2012		January 1, 2012
France	$19,589	25%	$25,461	20%	$27,006	20%
Taiwan	18,086	22	22,708	18	16,073	12
Japan	14,213	18	23,788	19	28,560	21
Germany	9,292	12	7,498	6	1,728	1
China	4,270	5	15,536	12	15,514	11
Hong Kong	1,441	2	17,548	14	13,847	10
United States	2,079	3	1,274	1	2,484	2
Other	10,779	13	12,135	10	31,379	23

	$79,749	100%	$125,948	100%	$136,591	100%

The Company tracks its products within two product families: Gateway and Access. The Access product family consists of semiconductor and software products that power the carrier infrastructure for the central office (“CO”), as well as any node in a hybrid-fiber-copper network where fiber is terminated and copper is used to reach the consumer premises. The Gateway product family includes a variety of processors and the associated software designed for devices deployed at the customer premises. Gateway products enable service providers to offer their subscribers a variety services, including internet access, voice, over-the-top (“OTT”) content, and security.

Revenue by product family is as follows (in thousands):

	December 29, 2013		December 30, 2012		January 1, 2012
Gateway	$60,440	76%	$93,964	75%	$88,147	65%
Access	19,309	24	31,984	25	48,444	35

	$79,749	100%	$125,948	100%	$136,591	100%

The distribution of long-lived assets (excluding intangible assets and other assets) was as follows (in thousands):

	December 29, 2013	December 30, 2012
United States	$7,856	$8,039
Asia, predominantly India	756	730

	$8,612	$8,769

SUPPLEMENTARY FINANCIAL DATA

Quarterly Financial Information (Unaudited)

(In thousands, except per share amounts)

	Three Months Ended
	April 1, 2012	July 1, 2012	Sept. 30, 2012	Dec. 30, 2012	March 31, 2013	June 30, 2013	Sept. 29, 2013	Dec. 29, 2013
Revenue	$30,760	$32,055	$31,375	$31,758	$26,152	$19,115	$16,900	$17,582
Cost of revenue	14,653	17,001	16,620	16,476	12,196	9,813	8,263	8,806

Gross margin	16,107	15,054	14,755	15,282	13,956	9,302	8,367	8,776

Operating expenses:
Research and development	14,000	12,842	16,581	14,120	13,518	12,599	12,455	12,503
Selling, general, and administrative	4,680	4,648	4,507	5,221	4,772	4,866	4,589	4,589
Restructuring charges	1,092	(30)	—	—	—	—	—	—

Total operating expenses	19,772	17,460	21,088	19,341	18,290	17,465	17,044	17,092

Loss from operations	(3,665)	(2,406)	(6,333)	(4,059)	(4,334)	(8,163)	(8,407)	(8,316)
Interest income and other, net	75	(387)	61	143	82	(442)	(147)	(71)

Loss before provision for income tax	(3,590)	(2,793)	(6,272)	(3,916)	(4,252)	(8,605)	(8,554)	(8,387)
Provision for income taxes	115	206	85	608	164	68	111	246

Net loss	$(3,705)	$(2,999)	$(6,357)	$(4,524)	$(4,416)	$(8,673)	$(8,665)	$(8,633)

Net loss per share
Basic and diluted	$(0.05)	$(0.04)	$(0.09)	$(0.06)	$(0.06)	$(0.12)	$(0.12)	$(0.10)

Weighted average number of shares
Basic and diluted	69,335	69,543	69,788	70,136	70,413	71,182	71,662	85,648

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period covered by this Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures are effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (1992). Based on our assessment using those criteria, we concluded that, as of December 29, 2013, our internal control over financial reporting is effective.

The Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting during the fourth quarter ended December 29, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER	INFORMATION

None.

PART III

Certain information required by Part III is omitted from this Annual Report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2014 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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

We have adopted a Code of Business Conduct and Ethics applicable to all our employees. Our Code of Business Conduct and Ethics is available at our investor relations website at www.ikanos.com/investor. Any waiver or amendment to our Code of Business Conduct and Ethics that applies to our Chief Executive Officer, President, Chief Financial Officer, or any other officer providing financial information, will be disclosed on our website at www.ikanos.com or in a Current Report on Form 8-K filed with the SEC.

ITEM 11. EXECUTIVE	COMPENSATION

The information included under the following captions in our Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “2013 Summary Compensation Table,” “Grants of Plan-Based Awards in 2013,” “Outstanding Equity Awards at 2013 Fiscal Year End,” “Option Exercises and Stock Vested in 2013,” “Potential Payments upon Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks, and Insider Participation.”

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

Equity Compensation Plan Information

The following table provides information as of December 29, 2013 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (the

“1999 Plan”), Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), 2004 Employee Stock Purchase Plan (the “2004 ESPP”) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	19,991,885	$1.27	8,789,045	(4)
Equity compensation plans not approved by security holders	—	—	149,215	(5)

Total	19,991,885	1.27	8,938,260

(1)	Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 17,139,339 shares (ii) shares of common stock issuable upon the vesting of restricted stock units for 1,266,239 shares.
(2)	No further equity awards may be granted under the 1999 Plan.
(3)	The 2004 Plan provides for an annual increase to the shares authorized under the plan on the first day of our fiscal year beginning in 2006, equal to the least of (i) 4.4% of our outstanding shares common stock on such date, (ii) 3.0 million shares, or (iii) an amount determined by the Board of the Directors.
The 2004 ESPP provides for an annual increase of the shares authorized under the plan on the first day of our fiscal year starting in 2005 and ending in 2014, the number of authorized shares under the ESPP will be increased by the lesser of (i) 2.5 % of our outstanding shares of common stock on such date, (ii) 1.5 million shares, or (iii) an amount determined by the Board of the Directors.
(4)	Includes 5,831,214 shares available for future issuance under the 2004 Plan and 2,957,831 shares available for future issuance under the 2004 ESPP.
(5)	Shares available for future issuance under the Doradus Plan.

Doradus 2004 Amended and Restated Stock Option Plan

Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate ten years after the date of grant. The Doradus Plan has a term of 10 years from the date of adoption, which was in 2004.

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

1. Financial Statements: The financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K.

2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

The following documents are filed as part of this Report:

3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2014.

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

Exhibit Number	Description

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

10.5	Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2006.

10.5.1	First Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis.

10.5.2	Second Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis.

10.6	Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis.

10.6.1	First Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis.

10.6.2	Second Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis.

10.7	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.10	Lease Agreement, dated as of March 31, 2011, between the Registrant and Alfiere-100 Schultz Associates, L.P.

10.10.1	First Amendment to the Lease Agreement between the Registrant and Alfiere-100 Schultz Associates, L.P., dated March 2012.

10.11*	Offer letter dated as of May 30, 2012 with Omid Tahernia effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

Exhibit Number	Description

10.12*	Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2013.

10.13*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

TRADEMARKS

Ikanos Communications, Ikanos, the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, Ikanos NodeScale, Ikanos SmartCPE, Neos, and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

February 28, 2014	/S/ OMID TAHERNIA
Omid Tahernia President, Chief Executive Officer and Director

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Bencala and Andrew S. Hughes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ OMID TAHERNIA Omid Tahernia	President, Chief Executive Officer and Director (Principal Executive Officer)	February 28, 2014

/S/ DENNIS BENCALA Dennis Bencala	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	February 28, 2014

/S/ DIOSDADO BANATAO Diosdado Banatao	Chairman of the Board and Director	February 28, 2014

Jason W. Cohenour	Director

/S/ DANIAL FAIZULLABHOY Danial Faizullabhoy	Director	February 28, 2014

/S/ FREDERICK M. LAX Frederick M. Lax	Director	February 28, 2014

/S/ GEORGE PAVLOV George Pavlov	Director	February 28, 2014

/S/ JAMES SMAHA James Smaha	Director	February 28, 2014

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 7, 2011. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

3.2	Bylaws. Incorporated by reference to Exhibit 3.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2014.

3.3	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1	Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s registration statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

10.1*	Form of Indemnification Agreement entered into by Registrant with each of its directors and executive officers. Incorporated by reference to Exhibit 10.1 of the Registrant’s registration statement on Form S-1 dated June 25, 2004 (Registration No. 333-116880).

10.2*	Amended and Restated 1999 Stock Option Plan and related form agreements thereunder. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 16, 2006.

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to the Registrant’s Quarterly report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s current report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan. Incorporated by reference to Exhibit 10.4 to Amendment No. 6 of the Registrant’s registration statement on Form S-1 dated September 1, 2005 (Registration No. 333-116880).

10.4.1*	2004 Employee Stock Purchase Plan as amended dated as of October 22, 2008. Incorporated by reference to Exhibit 10.5 of the Registrant’s Quarterly Report on 10-Q filed with the SEC on November 6, 2008.

Exhibit Number	Description

10.5	Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2006.

10.5.1	First Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis.

10.5.2	Second Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis.

10.6	Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis.

10.6.1	First Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis.

10.6.2	Second Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis.

10.7	Asset Purchase Agreement by and between Ikanos Communications, Inc. and Conexant Systems, Inc. dated as of April 21, 2009. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.8	Entry into a Securities Purchase Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Associates, L.P., Tallwood III Partners, L.P., and Tallwood III Annex, L.P. (collectively, “Tallwood”) dated as of April 21, 2009. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.9	Entry into a Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood dated as of April 21, 2009. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 24, 2009.

10.10	Lease Agreement, dated as of March 31, 2011, between the Registrant and Alfiere-100 Schultz Associates, L.P.

10.10.1	First Amendment to the Lease Agreement between the Registrant and Alfiere-100 Schultz Associates, L.P., dated March 2012.

10.11*	Offer letter dated as of May 30, 2012 with Omid Tahernia effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.12*	Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2013.

10.13*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

21.1	Subsidiaries of the Registrant.

23.1	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.