Form 10-Q
period 2014-03-30
IKANOS COMMUNICATIONS
filed 2014-05-06
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 30, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 98,751,256 as of April 30, 2014.

IKANOS COMMUNICATIONS, INC.

FORM  10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	March 30, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$30,237	$36,043
Short-term investments	3,423	3,473
Accounts receivable	10,962	15,892
Inventory	1,314	2,017
Prepaid expenses and other current assets	3,075	3,245

Total current assets	49,011	60,670
Property and equipment, net	8,666	8,612
Intangible assets, net	598	718
Other assets	1,949	1,952

	$60,224	$71,952

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$8,480	$12,000
Accounts payable	5,919	4,692
Accrued liabilities	8,093	8,232

Total current liabilities	22,492	24,924
Long-term liabilities	1,541	1,637

	24,033	26,561
Commitments and contingencies (Note 8)
Stockholders’ equity	36,191	45,391

	$60,224	$71,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Revenue	$14,513	$26,152
Cost of revenue	7,436	12,196

Gross profit	7,077	13,956

Operating expenses:
Research and development	12,676	13,518
Selling, general and administrative	4,821	4,772

Total operating expenses	17,497	18,290

Loss from operations	(10,420)	(4,334)
Interest income and other, net	242	82

Loss before provision for income taxes	(10,178)	(4,252)
Provision for income taxes	127	164

Net loss	$(10,305)	$(4,416)

Basic and diluted net loss per share	$(0.10)	$(0.06)

Basic and diluted weighted average number of shares	98,749	70,413

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Net loss	$(10,305)	$(4,416)
Other comprehensive income (loss), net of tax	—	—

Total comprehensive loss	$(10,305)	$(4,416)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Three Months Ended
	March 30, 2014	March 31, 2013
Cash flows from operating activities:
Net loss	$(10,305)	$(4,416)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	1,012	1,145
Stock-based compensation expense	989	834
Amortization of intangible assets and acquired technology	120	244
Changes in assets and liabilities:
Accounts receivable, net	4,930	5,307
Inventory	703	747
Prepaid expenses and other assets	173	2,264
Accounts payable and accrued liabilities	528	(5,040)

Net cash provided by (used in) operating activities	(1,850)	1,085

Cash flows from investing activities:
Purchases of property and equipment	(600)	(955)
Purchases of investments	(1,913)	(843)
Maturities and sales of investments	1,963	—

Net cash used in investing activities	(550)	(1,798)

Cash flows from financing activities:
Proceeds from issuances of common stock and exercise of stock options	114	259
Proceeds from revolving line	8,480	5,000
Repayments to revolving line	(12,000)	(5,000)

Net cash provided by (used in) financing activities	(3,406)	259

Net decrease in cash and cash equivalents	(5,806)	(454)
Cash and cash equivalents at beginning of period	36,043	28,391

Cash and cash equivalents at end of period	$30,237	$27,937

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

Liquidity

The Company incurred net losses of $10.3 million and $4.4 million for the quarters ended March 30, 2014 and March 31, 2013, respectively, and had an accumulated deficit of $336.4 million as of March 30, 2014.

The Company filed a Registration Statement on Form S-1 on August 23, 2013, as subsequently amended (and was declared effective on November 6, 2013), under which it might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013 Ikanos sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs the Company realized net proceeds of $24.0 million.

The Company utilizes an existing revolving line of credit under a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to partially fund its operations. This facility is subject to certain affirmative, negative, and financial covenants. The August 8, 2013 amendment to the Loan Agreement changed existing financial covenants relating to minimum cash held with SVB and Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”) measurements. The Company was in compliance with all covenants contained in the Loan Agreement as of March 30, 2014. The Company anticipated that it may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant, but only for the second quarter. Because the Company foresees challenges in complying with some of the covenants after the second quarter of 2014, the Company has begun comprehensive discussions with SVB to revise these covenants. The Company may need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Loan Agreement and fund its future capital requirements, including the potential need for additional financing. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to the Company. Additionally, there can be no assurance that the Company will be successful in revising the covenants with SVB. If the Company is unsuccessful in these efforts, it will need to implement significant cost reduction strategies that could affect its long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount.

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

Beginning on January 31, 2014, the Company’s common stock began to trade below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”). On March 18, 2014, the Company received notification from NASDAQ indicating that the Company was not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for the Company’s securities for the previous 30 consecutive business days, the Company no longer meets this requirement. NASDAQ further notified the Company that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of the Company’s securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event the Company does not regain compliance by September 15, 2014, NASDAQ also notified the Company that it may be eligible for a second 180 calendar day compliance period provided that the Company continues to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provides written notice of the Company’s intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), the rules and regulations of the Securities and Exchange Commission (“SEC”), and accounting policies consistent with those applied in preparing the Company’s audited annual consolidated financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this Report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on February 28, 2014 (“Annual Report”).

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The operating results for the three month period ended March 30, 2014 are not necessarily indicative of the results that may be expected for the fiscal year ending December 28, 2014 or for any other future period.

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

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (“FASB”) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss, or a tax credit carry-forward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carry-forward exists and certain criteria are met. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this guidance has not had any significant effect on the Company’s consolidated financial position, results of operations, or cash flows.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in Note 1 to its audited Consolidated Financial Statements for the fiscal year ended December 29, 2013 included in its Annual Report. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of March 30, 2014, the Company had short-term investments consisting solely of certificates of deposit. In prior years, marketable securities have included commercial paper, corporate bonds, government securities, and auction rate securities. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the small number of customers recorded in any particular reporting period. Three customers represented 30%, 25% and 10% of accounts receivable at March 30, 2014. Three customers represented 35%, 10%, and 10% of accounts receivable at December 29, 2013. Three customers accounted for 31%, 21%, and 17% of revenue for the three months ended March 30, 2014. Three customers accounted for 24%, 22%, and 10% of revenue for the three months ended March 31, 2013.

In the first quarter of 2014, the Company derived 31% of its revenue from Sagemcom SAS (“Sagemcom”) and 21% of its revenue from Amod Technology Co., Ltd. (“Amod”). Amod is a distributor that sells its purchases from the Company to Askey Computer Corporation (“Askey”). In the first quarter of 2013, the Company derived 24% of its revenue from Sagemcom and an additional 25% of its revenue from two Sagemcom contract manufacturers – 22% from Askey and 3% from Jabil Industrial do Brasil Ltda. (“Jabil”).

Concentration of Other Risk

The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; and reliance on assembly and wafer fabrication subcontractors and on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations due to these and other factors.

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 30, 2014	March 31, 2013
Net loss	$(10,305)	$(4,416)
Weighted average number of shares	98,749	70,413

Basic and diluted net loss per share	$(0.10)	$(0.06)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 30, 2014	March 31, 2013
Anti-dilutive securities:
Warrants to purchase common stock	7,800	7,800
Weighted average restricted stock units	—	201
Weighted-average options to purchase common stock	18,632	17,194

	26,432	25,195

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held no money market funds as of both March 30, 2014 and December 29, 2013.

As of March 30, 2014 and December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	March 30, 2014
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,423	$—	$3,423

	December 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,473	$—	$3,473

There were no unrealized losses on investments aggregated by category as of March 30, 2014.

The Company’s certificates of deposit are classified as available-for-sale as of the balance sheet date. Due to their short term and relatively risk free nature, the face value of the money market funds and certificates of deposit are considered equivalent to their fair value and, therefore, there are no unrealized gains or losses.

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

The Company’s cash and investment instruments at March 30, 2014 and December 29, 2013 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of March 30, 2014 and December 29, 2013 was (in thousands):

	March 30, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,423	$—	$3,423

	December 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,473	$—	$3,473

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	March 30, 2014	December 29, 2013
Finished goods	$714	$1,385
Purchased parts and raw materials	600	632

	$1,314	$2,017

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

As part of its Service Agreement, the Company initially transferred ownership of certain work-in-process and raw material inventory to eSilicon as prepayment for the future delivery of finished goods inventory. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement are currently $0.7 million at March 30, 2014 and $0.8 million at December 29, 2013. The prepayments are classified in prepaid expenses and other current assets. The Company has no work-in-process inventory. As of March 30, 2014, the Company had $5.7 million of non-cancellable purchase obligations with eSilicon.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 30, 2014	December 29, 2013
Machinery and equipment	$23,522	$23,053
Software	11,553	11,522
Computer equipment	5,962	5,927
Furniture and fixtures	991	988
Leasehold improvements	1,842	1,842
Construction in progress	1,441	1,051

	45,311	44,383
Less: Accumulated depreciation and amortization	(36,645)	(35,771)

	$8,666	$8,612

Depreciation and amortization expense for property and equipment was $1.0 million and $1.1 million for the three months ended March 30, 2014 and March 31, 2013, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	March 30, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,227)	$598	3

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,107)	$718	3

For the three months ended March 30, 2014 and March 31, 2013, the amortization of intangible assets was $0.1 million and $0.2 million, respectively. The estimated future amortization of purchased intangible assets as of March 30, 2014 is $0.4 million for the remainder of 2014 and $0.2 million in 2015.

Note 6—Loan and Security Agreement

On January 14, 2011, the Company entered into the Loan Agreement with SVB under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. Interest accrues at 0.50% on the average unused portion of the line of credit. The Loan Agreement contains customary negative covenants for facilities of this type that restrict among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends, and make certain other restricted payments. The Loan Agreement has three financial covenants, the first requiring a minimum quarterly EBITDA amount, the second requiring a minimum monthly Adjusted Quick Ratio (cash, cash equivalents and short-term investments and accounts receivable divided by current liabilities, net of deferred revenue) and the third requiring a minimum monthly amount of cash held at SVB, all of which are defined in the Loan Agreement.

The Loan Agreement’s original maturity date was January 14, 2013. The Loan Agreement with SVB has been amended and modified periodically – on April 12, 2012, February 19, 2013, and August 8, 2013 – and the term has been extended to April 14, 2015.

On August 8, 2013, SVB amended the Loan Agreement to change existing financial covenants to coincide with the Company’s revised operating plan. The financial covenants were amended to include the following: 1) a minimum Adjusted Quick Ratio of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, the Company may now borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

As of March 30, 2014, the Company was in compliance with all covenants contained in the Loan Agreement. The Company anticipated that it may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant, but only for the second quarter. Because the Company foresees challenges in complying with some of the covenants after the second quarter of 2014, the Company has begun comprehensive discussions with SVB to revise these covenants.

As of December 29, 2013, the Company had a $12.0 million advance against the line of credit. The advance was repaid during the first quarter of 2014. Subsequently, during the first quarter, the Company drew an additional advance of $8.5 million. As of March 30, 2014, interest on advances against the Loan Agreement is equal to 6.5% on the outstanding principal and is payable monthly. The Company may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	March 30, 2014	December 29, 2013
Accrued compensation and related benefits	$2,796	$2,834
Deferred rent	894	957
Deferred revenue	586	391
Accrued royalties	773	844
Warranty accrual	176	238
Other accrued liabilities	2,868	2,968

	$8,093	$8,232

The following table summarizes the activity related to warranty (in thousands):

	Three Months Ended
	March 31, 2013	March 31, 2013
Balance, beginning of period	$238	$272
Provision (benefit)	(21)	(9)
Usage	(41)	—

Balance, end of period	$176	$263

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for the three months ended March 30, 2014 and March 31, 2013 was $0.6 million and $0.6 million, respectively. The terms of the facility leases provide for rental payments which increase annually at a predetermined rate. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Future minimum lease payments as of March 30, 2014 under non-cancelable leases with original terms in excess of one year are $1.9 million for the remainder of 2014, $2.4 million in 2015, $2.0 million in 2016, $1.6 million in 2017, and $0.4 million in 2018.

Purchase Commitments

As of March 30, 2014, the Company had $5.7 million of non-cancellable inventory purchase obligations with eSilicon that are expected to be paid during the remainder of fiscal 2014.

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

Litigation

From time-to-time, in the normal course of business, the Company is a party to litigation matters that have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment-related disputes. The Company is subject to claims and litigation arising in the ordinary course of business; however, it does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on its consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on the Company’s consolidated results of operations, financial position, or cash flows.

Note 9 – Significant Customer Information and Segment Reporting

FASB has established standards for the manner in which public companies report information about operating segments in annual and interim financial statements. It has also established standards for related disclosures about products and services, geographic areas, and major customers. The method for determining the information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.

The Company’s chief operating decision maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region, for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of semiconductors.

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended
	March 30, 2014		March 31, 2013
France	$4,510	31%	$6,428	25%
Taiwan	3,797	26	6,176	23
Japan	3,756	26	4,625	18
Germany	1,202	8	1,621	6
China	326	2	1,894	7
United States	70	1	930	4
Other	852	6	4,478	17

	$14,513	100%	$26,152	100%

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

	Three Months Ended
	March 30, 2014		March 31, 2013
Gateway	$10,305	71%	$19,892	76%
Access	4,208	29	6,260	24

	$14,513	100%	$26,152	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	March 30, 2014	December 29, 2013
United States	$8,138	$7,856
Asia, predominantly India	528	756

	$8,666	$8,612

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statement that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our utilization of a revolving credit facility; our ability to amend our credit facility; the risk that our common stock will be delisted; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from older products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and our accounting policies and disclosure controls.

The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this Quarterly Report on Form 10-Q, including under the caption “Risk Factors” in Part II, Item 1A. Moreover, we operate in a very competitive and rapidly changing environment in which new risk factors emerge from time-to-time. It is not possible for our management to predict all risk factors, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Quarterly Report on Form 10-Q to conform these statements to actual results or to changes in our expectations.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1 above and with our financial statements and notes thereto for the fiscal year ended December 29, 2013, contained in our Annual Report on Form 10-K filed on February 28, 2014.

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

Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly scalable. Our expertise in the integration of digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We are releasing new VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the digital home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance CO and CPE chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our product revenue mix over the last three years has transitioned away from ADSL in favor of VDSL, in-line with global market trends. We also offer a line of multi-mode communications processors (CPs) for RGs that support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and wireless broadband. In addition to our DSL and RG processors, we recently announced inSIGHT, our new suite of CPE-based software products. inSIGHT will offer carriers the ability to remotely monitor and diagnose line impairments and noise issues to facilitate fast and cost-effective discovery and resolution of service disruptions, thereby increasing their subscriber satisfaction rate and reducing operating costs.

We outsource all of our semiconductor fabrication, assembly, and test functions, which allows us to focus on the design, development, sales, and marketing of our products and reduces the level of our capital investment. In 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a Master Services and Supply Agreement (Service Agreement). Pursuant to the Service Agreement, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level. During the first half of 2012, we began to transition these Master Services to eSilicon. As of the end of 2013, we had completed the transition of Master Services to eSilicon.

Our semiconductor customers consist primarily of NEMs, original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), and include vendors such as Sagemcom SAS (Sagemcom), Askey Computer Corporation (Askey), NEC Corporation (NEC), and AVM Computersysteme Vertriebs GmbH (AVM). Our products are deployed in the networks of telecom carriers such as AT&T Inc. (AT&T), Bell Canada, Orange S.A. (formerly, France Telecom) (Orange), KDDI Corporation (KDDI), and Nippon Telegraph and Telephone Corporation (NTT).

We incurred a net loss of $10.3 million for the quarter ended March 30, 2014 and had an accumulated deficit of $336.4 million as of March 30, 2014. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business.

In January 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which provides us with a revolving line of credit of up to $15.0 million. The Loan Agreement’s original maturity date was April 14, 2013, but the Loan Agreement has been amended and modified periodically – on April 12, 2012, February 19, 2013, and August 8, 2013 – and the term extended to April 14, 2015.

From time-to-time we have drawn down our line of credit for working capital purposes and to partially fund our operations, and subsequently we have repaid the amount. As of March 30, 2014, $8.5 million was outstanding under the Loan Agreement. Interest on advances against the line is equal to 6.5% as of March 30, 2014 and is payable monthly. We may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty. All cash collections are applied to the outstanding balance, but may be borrowed immediately after pay down.

As of March 30, 2014, we were in compliance with all covenants contained in the Loan Agreement. However, we anticipated that we may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant, but only for the second quarter. Because we foresee challenges in complying with some of the covenants after the second quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants.

We filed a Registration Statement on Form S-1 on August 23, 2013 and amended it thereafter (and was declared effective on November 6, 2013) under which we might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013, we sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs we realized net proceeds of $24.0 million.

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market (NASDAQ). On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event that we do not regain compliance by September 15, 2014, NASDAQ also notified us that we may be eligible for a second 180 calendar day compliance period provided that we continues to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provide written notice of the our intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

We were incorporated in April 1999 and, through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Our revenue was $136.6 million in 2011, $125.9 million in 2012, and $79.7 million in 2013.

Quarterly revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers and the limited number of products that we offer. These quarterly fluctuations can result from a variety of factors, including a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while OEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with OEMs for new equipment, and OEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be generally increasing.

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

We have several new products in development. We believe that our team of engineers, our current products, technology, patents, and other intellectual property will allow us to create new products that could increase our market share and enable us to implement our digital home initiatives, our next generation VDSL development, and our future G.fast products. However, many of these new products may not offset the declines in revenue of our more mature products during the near term. Failure to generate revenues from these new products, or delays in the timing of the release of these products, could have a material adverse effect on our revenues, results of operations, cash flows, and financial position.

Critical Accounting Policies and Estimates

In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue, cost of revenue, marketable securities, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the fiscal year ended December 29, 2013, and have not changed materially as of March 30, 2014.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates, and allowances. Depending on the distributor, product sales to a distributor are recognized either based on contract terms or when the distributor has sold through to the end customer. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is dependent primarily upon our ability to increase and fulfill current customer demand and obtain new customers. The continuing effects of the worldwide recession have adversely affected the businesses of service providers around the world, causing them to re-evaluate how they employ capital. Consequently the rate at which broadband infrastructure is upgraded may slow or new broadband programs could be delayed.

Total revenue for the first quarter of 2014 declined by $11.6 million, or 45%, to $14.5 million from $26.2 for the first quarter of 2013 and $3.1 million or 17% from the fourth quarter of 2013. Our three largest customers accounted for approximately 69% of our revenue in the first quarter of 2014 while our three largest customers accounted for 56% of our revenue in the first quarter of 2013. Revenue from Asia as a percent of total revenue decreased marginally to 55% from 59%, while revenue from Europe increased to 42% from 34%. Revenue from the Americas (including Latin America) was 3% of total revenue. Sales from our next generation CPE product chipsets (Fusiv Vx185, Vx183, Vx175, and Vx173) continues to grow as a percentage of total revenue. However, even with the introduction of these new products, we continue to be adversely affected by the aging of our more mature products.

Two factors are primarily responsible for our continuing revenue decline from 2013 into 2014 and this trend may continue. First, the decline that we have seen in our more mature products, particularly in Korea and Japan, has been greater than expected and outpaced the growth in revenue of our new products. However, concurrent with this, we have seen a continuing shift in our revenue mix in favor of our new products. Revenue from new products (Vx183/185/180/175/173 and Velocity-1) reached approximately 84% in the first quarter of 2014 versus approximately 55% and 67%, respectively, in the first and fourth quarters of 2013. Secondly, we experienced delays in the introduction of certain new products, which pushed out the ramp of these new products in some end markets. We anticipate that customer ramps of our new products will continue to gain momentum.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We also have volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. However, customer concentration may diversify across more carrier customers as we expect more service providers to begin deployments of our broadband solutions worldwide.

The following direct customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

	Three Months Ended
Our Direct Customer	March 30, 2014	March 31, 2013
Sagemcom SAS	31%	24%
Amod Technology Co., Ltd.**	21	*
NEC Corporation of America	17	*
Askey Computer Corporation***	*	22
Paltek Corporation	*	10

*	Less than 10%
**	Amod is a distributor whose purchases from Ikanos are contracted to its end customer Askey.
***	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	March 30, 2014	March 31, 2013
France	31%	25%
Taiwan	26	23
Japan	26	18
Germany	8	6
China	2	7
United States	1	4
Other	6	17

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to them. France, Taiwan, and Japan continue to be the countries to which we sell the large majority of our products. Actual sales to each country declined in the first quarter of 2014 compared to the first quarter of 2013.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended
	March 30, 2014	March 31, 2013
Gateway	71%	76%
Access	29	24

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

Cost and Operating Expenses

	Three Months Ended
	March 30, 2014	March 31, 2013	% Change
	(in millions)
Cost of revenue	$7.4	$12.2	(39)%
Research and development	12.7	13.5	(6)
Sales, general and administrative	4.8	4.8	—

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended
	March 30, 2014	March 31, 2013
Cost of revenue	51%	47%
Research and development	87	52
Sales, general and administrative	33	18

Cost of Revenue

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling and testing our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. Manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses, and amortization of acquisition-related intangibles.

Cost of revenue was $7.4 million for the three months ended March 30, 2014 compared to $12.2 million for the three months ended March 31, 2013. Gross margin declined by 4% to 49% in the fiscal first quarter of 2014 from 53% in the fiscal first quarter of 2013. There were minor declines in the margins of both the Gateway and Access product lines. A significant reason for the decline was that we recognized $2.5 million of previously deferred revenue until certain software delivery obligations were fully completed and delivered in the fiscal first quarter of 2013. In the first quarter of 2014 software-related revenue was $0.4 million.

Research and development

All research and development (R&D) expenses are charged to earnings as incurred. R&D expenses generally consist of compensation and related expenses for employees and contractors engaged in research and development; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards and other qualification materials, which we refer to collectively as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses declined $0.8 million, or 6%, to $12.7 million for the three months ended March 30, 2014 compared to $13.5 million for the three months ended March 31, 2013. Personnel costs were marginally higher while consulting costs were lower by $0.3 million. Deferred stock compensation costs were higher by $0.1 million in the first quarter of 2014 compared to the first quarter of 2013. Tapeout costs increased by $0.6 million in the first quarter of 2014 compared to the first quarter of 2013 due principally to our Vx58x product family scheduled for production in the second half of 2014. Offsetting the increased tapeout costs are lower lab and project materials of $0.9 million and lower software costs of $0.3 million.

Our R&D personnel are located in the United States and India. At March 30, 2014, we had 192 people engaged in R&D, of which 129 were located in the United States and the remainder in India. At March 31, 2013, we had 206 people engaged in R&D, of which 138 were located in the United States and the remainder in India.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; legal, recruiting and auditing fees; and depreciation. SG&A expenses were $4.8 million for both the first quarter of 2014 and 2013. There were no significant variances in any of the categories.

At March 30, 2014, SG&A headcount was 60 compared to 54 at March 31, 2013.

Interest income and other, net

Interest income and other, net consists primarily of interest income earned on our cash, cash equivalents and short-term investments, interest expense, and as other non-operating gains and losses. For the three months ended March 30, 2014 interest income and other was $0.2 million compared to $0.1 million for the three months ended March 31, 2013. The improvement was due predominantly to the strengthening of the Indian rupee versus the U.S. dollar.

Provision for income taxes

Income tax expense is recognized based on management’s estimate of the annual income tax rate expected for the full year. The estimated annual tax rate used for the year ending December 29, 2014 is 41%, which has been applied to the income before taxes for the three months ended March 30, 2014. The actual tax rate for the three months ended March 30, 2014 was 26% after discrete items. The first quarter of 2014 results reflect a net tax expense of $0.1 million, primarily as a result of income taxes in various profitable foreign jurisdictions. This compares to $0.2 million in the first quarter of 2013.

Net loss

As a result of the above factors, we had a net loss of $10.3 million for the three months ended March 30, 2014 compared to a net loss of $4.4 million for the three months ended March 31, 2013. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects, and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on larger volume of purchases, consolidating business with vendors, and reducing other input costs.

Liquidity, Capital Resources, and Going Concern

Cash, cash equivalents, and short-term investments declined by $5.8 million to $33.7 million as of March 30, 2014, compared to $39.5 million as of December 29, 2013. Cash and short-term investments held by foreign subsidiaries were $6.7 million and $6.9 million at March 30, 2014 and March 31, 2013, respectively.

We have funded our operations primarily through cash from private and public offerings of our common stock, our line of credit, cash generated from the sale of our products, and proceeds from the exercise of stock options. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools, and software, as well as operating expenses, such as tapeouts, marketing programs, travel, professional services, facilities, and other costs. We believe that there may be additional working capital requirements needed to fund and operate our business. In the near future we expect to finance our operations primarily through existing cash balances and the Loan Agreement. However, we may require additional cash resources during 2014 as a result of changes in our business conditions or other developments. If we should need additional funds, we believe that we will secure such funds either through our line of credit or other debt, or the issuance of additional equity.

The following table summarizes our statement of cash flows for the three months ended March 30, 2014 and March 31, 2013 (in millions):

	2014	2013
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$36.0	$28.4
Net cash provided by (used in) operating activities	(1.8)	1.1
Net cash used in investing activities	(0.6)	(1.8)
Net cash provided by (used in) financing activities	(3.4)	0.2

Cash and cash equivalents - end of period	$30.2	$27.9

The Loan Agreement, entered into with SVB on January 14, 2011, has been amended and modified periodically – on April 12, 2012, February 19, 2013, and August 8, 2013 – and the term extended to April 14, 2015.

On August 8, 2013, SVB agreed to amend the Loan Agreement and revised the existing financial covenants to include the following: 1) a minimum Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, we may now borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All cash collections will be applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

As of March 30, 2014, we were in compliance with all covenants contained in the Loan Agreement. However, we anticipated that we may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant, but only for the second quarter. Because we foresee challenges in complying with some of the covenants after the second quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants.

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

As a result of our recurring losses from operations, our accumulated deficit, and the anticipated need to revise our covenants with SVB, which may require us to raise additional capital to remain in compliance with certain debt covenants and fund our operating and capital requirements, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern.

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

Operating Activities

For the three months ended March 30, 2014, we used $1.8 million of net cash in operating activities, while incurring a net loss of $10.3 million. Included in the net loss was approximately $2.1 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $4.9 million related to collections and sales timing and reductions in inventory of $0.7 million, prepaid expenses and other assets of $0.2 million, and an increase in accounts payable and accrued liabilities of $0.5 million.

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

Investing Activities

During the three months ended March 30, 2014, cash used in investing activities was $0.6 million as purchases of property and equipment were $0.6 million offset marginally by net proceeds from maturities and sales of investments. During the three months ended March 31, 2013 cash used in investing activities was $1.8 million, which was comprised of purchases of property and equipment of $1.0 million and purchases of certificates of deposits of $0.8 million.

We have classified our investment portfolio as “available for sale.” Our investment objectives are to preserve principal and provide liquidity, while maximizing yields without significantly increasing risk. Any excess funds are currently invested in short-term certificates of deposit and are included in short-term investments on the balance sheet. We anticipate that we will continue to purchase necessary property and equipment in the normal course of our business. The amount and timing of these purchases and the related cash outflows in future periods depend on a number of factors, including the hiring of employees, the rate of change of computer hardware and software used in our business, and our business outlook.

Financing Activities

During the first quarter of 2014, net repayments under our Loan Agreement amounted to $3.5 million, while proceeds from the exercise of stock options amounted to $0.1 million. During the first quarter of 2013, proceeds from the exercise of stock options were $0.3 million. Proceeds received under the Loan Agreement were offset by repayments.

We have used, and intend to continue to use, the net proceeds from any financing activities for working capital and general corporate purposes, which may include the acquisition of businesses, products, product rights or technologies, or strategic investments.

Recent Accounting Pronouncements

In July 2013, the Financial Accounting Standards Board (FASB) issued an amendment to the accounting guidance related to the financial statement presentation of an unrecognized tax benefit when a net operating loss carry-forward, a similar tax loss or a tax credit carry-forward exists. The guidance requires an unrecognized tax benefit to be presented as a decrease in a deferred tax asset where a net operating loss, a similar tax loss, or a tax credit carry-forward exists and certain criteria are met. The guidance was effective for fiscal years, and interim periods within those years, beginning after December 15, 2013. The implementation of this guidance has not had any significant effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of March 30, 2014, we did not hold derivative financial instruments.

Interest Rate Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and to advances from our line of credit with SVB. We do not have derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. Our investments currently consist primarily of short-term certificates of deposit and are carried at market value. Advances against our line of credit are used to help fund operations. Advances are taken when needed and repaid when such funds are no longer necessary.

As of March 30, 2014, we had cash and cash equivalents of $30.2 million. Short-term investments were $3.4 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our certificates of deposit were to change by one hundred basis points, the effect would be immaterial. As of March 30, 2014, advances against the line of credit were $8.5 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenue and costs, including subcontractor manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, including the euro, the Japanese yen, Korean won, Indian rupee, Singapore dollar, Chinese yuan, and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change fiscal year 2014 projected operating expenses by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Exchange Act, that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under any potential future condition. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended March 30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the following risk factors, as well as the other information in this Quarterly Report on Form 10-Q, and in our other filings with the SEC, before deciding whether to invest in shares of our common stock. Additional risks and uncertainties not presently known to us may also affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, financial condition, and results of operations could be seriously harmed. In that event, the market price for our common stock will likely decline and you may lose all or part of your investment.

Risks Related to Our Financial Condition

We have a history of losses, and future losses or the inability to raise additional capital in the future may adversely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 29, 2013, included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $336.4 million as of March 30, 2014. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if it were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis in the future. If we are unable to grow our revenue substantially to achieve and sustain profitability, we may not be able to continue as a going concern.

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

On January 14, 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). Under the Loan Agreement we may borrow up to $15.0 million, subject to certain limitations. From time-to-time we draw advances under the Loan Agreement and repay the advance when required. As of March 30, 2014, the balance under the Loan Agreement was $8.5 million. The Loan Agreement is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. We were in compliance with all covenants contained in the Loan Agreement as of March 30, 2014. However, we anticipated that we may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant, but only for the second quarter. Because we foresee challenges in complying with some of the covenants after the second quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants. There can be no assurance that we will be successful in obtaining further waivers from SVB or amendments to the Loan Agreement. The failure to obtain any necessary waiver or amendment could result in any advances under the Loan Agreement being repayable immediately on demand, which would have a material adverse effect on our business, liquidity, and financial condition.

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

There can be no assurance that any waivers we request will be received on a timely basis, if at all, or that any waivers obtained will extend for a sufficient period of time to avoid an acceleration event, an event of default, or other restrictions on our business. The failure to obtain any necessary waivers could have a material adverse effect on our business, liquidity, and financial condition.

Our history of losses as well as future losses or inability to raise additional capital in the future, may adversely impact our relationships with customers and potential customers.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $336.4 million as of March 30, 2014. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.

Risks Related to Our Common Stock

Our common stock is currently trading below $1.00. If our common stock continues to trade below $1.00, our stock could be delisted from The NASDAQ Capital Market, which action could adversely affect the market liquidity of our common stock and harm our business.

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”). On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event that we do not regain compliance by September 15, 2014, NASDAQ also notified us that we may be eligible for a second 180 calendar day compliance period provided that we continues to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provide written notice of the our intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

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

The closing sales price of our common stock for the period of January 1, 2007 to March 30, 2014 ranged from a low of $0.67 to a high of $9.34. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

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

Revenues from certain more mature products are decreasing as these products near end-of-life. Beginning in the third quarter of 2012, we began selling our next generation CPE product Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL CO platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family, Velocity-3, and Velocity-Uni products, may be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.

We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our ten largest customers accounted for approximately 80% of our revenue in 2013. For the three months ended March 30, 2014, Sagemcom SAS, Amod Technology Inc., Ltd., and NEC Corporation of America represented 31%, 21%, and 17% of our revenue, respectively, and Sagemcom, Askey Computer Corporation (a contract manufacturer for Sagemcom), AVM Computersysteme Vertriebs GmbH, and Paltek Corporation represented 24%, 14%, 11%, and 10% of our revenue in 2013, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.

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

Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues into 2014, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install—or discontinue purchasing—broadband services in their homes, whether to save money in an uncertain economic climate or otherwise, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.

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

In any potential dispute or claim involving a third party’s patents or other intellectual property, our customers could also become the target of litigation. We are aware of certain instances in which third parties have recently notified our customers that their products (incorporating our technology) may infringe on the third parties’ technology. We expect that our customers may receive similar notices in the future. Because we have entered into agreements whereby we have agreed to indemnify our customers for intellectual property claims made against them for products incorporating our technology, any litigation could trigger indemnification obligations. Any indemnity claim could adversely affect our relationships with our customers and result in substantial expense to us.

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

We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 97%, 99%, 99%, and 96% of our revenue for the years ended 2013 and 2012 and for the quarters ended March 30, 2014 and March 31, 2013, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

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

Several of our subcontractors’ facilities that manufacture, assemble, and test our products, and most of our wafer foundries, are located in Malaysia, the Philippines, and Taiwan. Several of our large customers are located in Japan and Korea. The Asia-Pacific region has experienced significant earthquakes and other natural disasters in the past and will be subject to seismic activities in the future. Any earthquake or other natural disaster in these areas could significantly disrupt these manufacturing facilities’ production capabilities and could result in our experiencing a significant delay in delivery, or substantial shortage of wafers, in particular, and possibly in higher wafer prices, and increased production costs in general. Natural disasters could also adversely affect our customers and their demand for our products. Our headquarters in California are also located near major earthquake fault lines. If there is a major earthquake or any other natural disaster in a region where one of our facilities is located, it could significantly disrupt our operations.

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

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised from the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in 2010 and purchased an additional 5.6 million shares of our common stock. Tallwood Partners, LLC, a Delaware limited liability company, and an entity related to the Tallwood Investors, participated in our 2013 public offering and purchased an additional 2.0 million shares of our common stock. The common stock collectively owned by Tallwood Investors and Tallwood Partners, LLC (collectively referred to as the Tallwood Entities) represented approximately 32% of the outstanding shares of our common stock (excluding the exercise of warrants) as of March 30, 2014. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Entities would represent approximately 37% of the outstanding shares of our common stock as of March 30, 2014. In 2009, we entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting, and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in us in subsequent equity offerings. Given their ownership interest in us, the Tallwood Entities may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Entities may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors (and entities related to the Tallwood Investors, such as Tallwood Partners, LLC) hold at least 35% of our outstanding common stock, including the warrants. In the event that the Tallwood Entities hold less than 35% of our common stock, the number of directors the Tallwood Entities can appoint to our Board of Directors becomes proportional to the Tallwood Entities’ ownership position in us at such time. As a result, the directors elected to our Board of Directors by the Tallwood Entities may exercise significant influence on matters considered by our Board of Directors.

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

IKANOS COMMUNICATIONS, INC.

Dated: May 6, 2014	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: May 6, 2014	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended March 30, 2014

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