Form 10-Q
period 2014-06-29
IKANOS COMMUNICATIONS
filed 2014-08-08
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 29, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 99,283,662 as of August 4, 2014.

IKANOS COMMUNICATIONS, INC.

FORM  10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	June 29, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$18,917	$36,043
Short-term investments	1,675	3,473
Accounts receivable	9,393	15,892
Inventory	2,160	2,017
Prepaid expenses and other current assets	3,793	3,245

Total current assets	35,938	60,670
Property and equipment, net	9,761	8,612
Intangible assets, net	478	718
Other assets	1,912	1,952

	$48,089	$71,952

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$6,912	$12,000
Accounts payable	7,252	4,692
Accrued liabilities	7,433	8,232

Total current liabilities	21,597	24,924
Long-term liabilities	1,445	1,637

	23,042	26,561
Commitments and contingencies (Note 8)
Stockholders’ equity	25,047	45,391

	$48,089	$71,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Revenue	$11,255	$19,115	$25,768	$45,267
Cost of revenue	5,775	9,813	13,211	22,009

Gross profit	5,480	9,302	12,557	23,258

Operating expenses:
Research and development	13,408	12,599	26,084	26,117
Selling, general and administrative	4,105	4,866	8,926	9,638

Total operating expenses	17,513	17,465	35,010	35,755

Loss from operations	(12,033)	(8,163)	(22,453)	(12,497)
Interest and other income (expense), net	(129)	(442)	113	(360)

Loss before provision for income taxes	(12,162)	(8,605)	(22,340)	(12,857)
Provision for income taxes	168	68	295	232

Net loss	$(12,330)	$(8,673)	$(22,635)	$(13,089)

Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.23)	$(0.18)

Weighted average number of shares (basic and diluted)	99,102	71,182	98,926	70,798

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(12,330)	$(8,673)	$(22,635)	$(13,089)
Other comprehensive loss, net of tax	—	—	—	—

Total comprehensive loss	$(12,330)	$(8,673)	$(22,635)	$(13,089)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Six Months Ended
	June 29, 2014	June 30, 2013
Cash flows from operating activities:
Net loss	$(22,635)	$(13,089)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	2,039	2,222
Stock-based compensation expense	1,912	1,724
Amortization of intangible assets and acquired technology	240	489
Changes in assets and liabilities:
Accounts receivable	6,499	3,657
Inventory	(143)	4,085
Prepaid expenses and other assets	(508)	1,987
Accounts payable and accrued liabilities	172	(6.519)

Net cash used in operating activities	(12,424)	(5,444)

Cash flows from investing activities:
Purchases of property and equipment	(1,787)	(2,008)
Purchases of investments	(3,026)	(825)
Maturities and sales of investments	4,824	2,073

Net cash provided by (used in) investing activities	11	(760)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	375	1,097
Net proceeds from revolving line	6,912	12,500
Net repayments to revolving line	(12,000)	(10,000)

Net cash provided by (used in) financing activities	(4,713)	3,597

Net decrease in cash and cash equivalents	(17,126)	(2,607)
Cash and cash equivalents at beginning of period	36,043	28,391

Cash and cash equivalents at end of period	$18,917	$25,784

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of advanced semiconductor products and software for delivering high speed broadband solutions to the digital home. The Company’s broadband multi-mode and digital subscriber line (“DSL”) processors and other semiconductor offerings power carrier infrastructure (referred to as “Access”) and customer premises equipment (referred to as “Gateway”) for network equipment manufacturers (“NEMs”) who, in turn, serve leading telecommunications service providers. The Company has developed programmable, scalable chip architectures, which form the foundation for deploying and delivering multi-play services. This flexible communications processor architecture, with wire-speed packet processing capabilities, enables high-performance end user devices capable of distributing advanced services in the home. These products support telecommunications services providers’ multi-play deployment plans to the digital home, while keeping their capital and operating expenditures low and have been deployed by service providers in Asia, Europe, and North and South America.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Liquidity

The Company incurred net losses of $12.3 million and $22.6 million for the quarter and six months ended June 29, 2014, respectively, and had an accumulated deficit of $348.7 million as of June 29, 2014. The Company incurred a net loss of $30.4 million for the year ended December 29, 2013 and had an accumulated deficit of $326.1 million as of December 29, 2013.

As a result of the Company’s recurring losses from operations, the need to stay in compliance with certain debt covenants, and the need for additional financing to fund its operating and capital requirements, there is uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. If the Company is unable to raise additional capital in the short-term, it will cease to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.

The Company utilizes an existing revolving line of credit under a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to partially fund its operations. This facility is subject to certain affirmative, negative, and financial covenants. The August 8, 2013 amendment to the Loan Agreement changed existing financial covenants relating to minimum cash held with SVB and Earnings Before Interest Taxes, Depreciation and Amortization (“EBITDA”) measurements. On April 30, 2014, the Company sought and received an amendment to the Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014, and modifying others. The Company anticipates that it will not be in compliance with certain covenants during and as of the end of the third quarter of 2014 as well as during and as of the end of the fourth quarter of 2014. Because the Company foresees challenges in complying with some of the covenants during and after the third quarter of 2014, the Company has begun comprehensive discussions with SVB to revise these covenants. There can be no assurance that the Company will be successful in revising the covenants with SVB. If the Company is not successful in revising the covenants with SVB, it will need to obtain a replacement debt facility or raise additional cash, or it will cease to continue as a going concern.

The Company filed a Registration Statement on Form S-1 on August 23, 2013, as subsequently amended (and was declared effective on November 6, 2013), under which it might offer and sell up to $35.0 million of common stock. On November 7, 2013 and November 22, 2013, Ikanos sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs, the Company realized net proceeds of $24.0 million.

Beginning on January 31, 2014, the Company’s common stock began to trade below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”). On March 18, 2014, the Company received notification from NASDAQ indicating that the Company was not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that, based upon the closing bid price for the Company’s securities for the previous 30 consecutive business days, the Company no longer meets this requirement. NASDAQ further notified the Company that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), the Company will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of the Company’s securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event the Company does not regain compliance by September 15, 2014, NASDAQ also notified the Company that it may be eligible for a second 180 calendar day compliance period provided that the Company continues to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provides written notice of the Company’s intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 29, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2014, or for any other future period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance entitled, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance under U.S. GAAP. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that the standard will have upon our consolidated financial statements.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in its Annual Report at Note 1 to the audited Consolidated Financial Statements for the year ended December 29, 2013. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are creditworthy and, accordingly, minimal credit risk exists with respect to those deposits. As of June 29, 2014, the Company had short-term investments consisting solely of certificates of deposit. In prior years, marketable securities have included commercial paper, corporate bonds, government securities, and auction rate securities. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the small number of customers in any particular reporting period. Three customers represented 34%, 19%, and 12% of accounts receivable at June 29, 2014. Three customers represented 35%, 10%, and 10% of accounts receivable at December 29, 2013. Three customers accounted for 35%, 19%, and 18% of revenue for the three months ended June 29, 2014. Four customers accounted for 27%, 25%, 13%, and 10% of revenue for the six months ended June 29, 2014. Four customers accounted for 20%, 12%, 11%, and 11% of revenue for the three months ended June 30, 2013. Three customers accounted for 23%, 18%, and 10% of revenue for the six months ended June 30, 2013.

In the second quarter of 2014, the Company derived 18% of its revenue from Sagemcom SAS (“Sagemcom”) and 35% of its revenue from Amod Technology Co., Ltd. (“Amod”). Amod is a distributor that sells its purchases from the Company to Askey Computer Corporation (“Askey”) who is a contract manufacturer for Sagemcom. For the first six months of 2014, the Company derived 25% of its revenue from Sagemcom and 27% of its revenue from Amod. In the second quarter of 2013, the Company derived 20% of its revenue from Sagemcom and an additional 15% of its revenue from two Sagemcom contract manufacturers – 12% from Askey and 3% from Jabil Industrial do Brasil Ltda. (“Jabil”). For the first six months of 2013, the Company derived 23% of its revenue from Sagemcom and an additional 20% of its revenue from Askey (18%) and Jabil (2%).

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Net loss	$(12,330)	$(8,673)	$(22,635)	$(13,089)

Weighted average number of shares, basic and diluted outstanding	99,102	71,182	98,926	70,798

Basic and diluted net loss per share	$(0.12)	$(0.12)	$(0.23)	$(0.18)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Anti-dilutive securities:
Warrants to purchase common stock*	7,800	7,800	7,800	7,800
Weighted average restricted stock units	1,367	201	1,313	201
Weighted-average options to purchase common stock	18,385	17,061	18,494	17,126

	27,552	25,062	27,607	25,127

*	The warrants are owned by the Tallwood Investors and, if not exercised, will expire on August 24, 2014

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held no money market funds as of both June 29, 2014 and December 29, 2013.

As of June 29, 2014 and December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	June 29, 2014
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$1,675	$—	$1,675

	December 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,473	$—	$3,473

There were no unrealized losses on investments aggregated by category as of June 29, 2014.

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

The Company’s cash and investment instruments at June 29, 2014 and December 29, 2013 are classified within Level 2 of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but held at a financial institution. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities as of June 29, 2014 and December 29, 2013 was (in thousands):

	June 29, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$1,675	$—	$1,675

	December 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,473	$—	$3,473

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	June 29, 2014	December 29, 2013
Finished goods	$1,336	$1,385
Purchased parts and raw materials	824	632

	$2,160	$2,017

The Company has an agreement with eSilicon Corporation (“eSilicon”) under which a majority of its day-to-day supply chain management, production test engineering, and production quality engineering functions have been transferred to eSilicon under a Master Services and Supply Agreement (“Service Agreement”). Pursuant to the Service Agreement, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for Ikanos on a day-to-day basis.

As part of the Service Agreement, the Company initially transferred ownership of certain work-in-process and raw material inventory to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $1.4 million at June 29, 2014, and $0.8 million at December 29, 2013. The prepayments are classified in prepaid expenses. The Company has no work-in-process inventory. As of June 29, 2014, the Company had $5.3 million of non-cancellable purchase obligations with eSilicon.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 29, 2014	December 29, 2013
Machinery and equipment	$24,391	$23,053
Software	14,063	11,522
Computer equipment	6,128	5,927
Furniture and fixtures	991	988
Leasehold improvements	1,822	1,842
Construction in progress	35	1,051

	47,430	44,383
Less: Accumulated depreciation and amortization	(37,669)	(35,771)

	$9,761	$8,612

Depreciation and amortization expense for property and equipment was $1.0 million and $1.1 million for the three months ended June 29, 2014 and June 30, 2013, respectively. Depreciation and amortization expense for property and equipment was $2.0 million and $2.2 million for the six months ended June 29, 2014 and June 30, 2013, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	June 29, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,347)	$478	3

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,107)	$718	3

For the three months ended June 29, 2014 and June 30, 2013, the amortization of intangible assets was $0.1 million and $0.2 million, respectively. For the six months ended June 29, 2014 and June 30, 2013, the amortization of intangible assets was $0.2 million and $0.5 million, respectively. The estimated future amortization of purchased intangible assets as of June 29, 2014 is $0.3 million for the remainder of 2014 and $0.2 million in 2015.

Note 6 – Loan and Security Agreement

On January 14, 2011, the Company entered into the Loan Agreement with SVB under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future property and assets. Interest accrues at 0.50% on the average unused portion of the line of credit. The Loan Agreement contains customary negative covenants for facilities of this type that restrict, among other things, the Company’s ability to sell assets, make investments and acquisitions, make capital expenditures, grant liens, pay dividends, and make certain other restricted payments. The Loan Agreement has three financial covenants, the first requiring a minimum quarterly EBITDA amount, the second requiring a minimum monthly Adjusted Quick Ratio (cash, cash equivalents, short-term investments, and accounts receivable divided by current liabilities, net of deferred revenue), and the third requiring a minimum monthly amount of cash held at SVB, all of which are defined in the Loan Agreement.

The Loan Agreement’s original maturity date was January 14, 2013. The Loan Agreement with SVB has been amended and modified periodically – on April 12, 2012, February 19, 2013, August 8, 2013, January 13, 2014, and April 30, 2014 – and the term has been extended to April 14, 2015.

On August 8, 2013, SVB amended the Loan Agreement to change existing financial covenants to coincide with the Company’s revised operating plan. The financial covenants were amended to include the following: 1) a minimum Adjusted Quick Ratio of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, the Company may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All of the Company’s cash collections are applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

On April 30, 2014, the Company sought and received an amendment to the Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014, and modifying others. The Company anticipates that it will not be in compliance with certain covenants during and as of the end of the third quarter of 2014 as well as during and as of the end of the fourth quarter of 2014. Because the Company foresees challenges in complying with some of the covenants during and after the third quarter of 2014, the Company has begun comprehensive discussions with SVB to revise these covenants. The Company will need to take further actions during the second half of 2014 to generate adequate cash flows or earnings to ensure compliance with the Loan Agreement and fund its capital requirements.

As of December 29, 2013, $12.0 million was owed under the line of credit. All of the Company’s cash collections of its receivables are applied to the outstanding balance, but may be borrowed immediately after pay down. As of March 30, 2014 and June 29, 2014, $8.5 million and $6.9 million, respectively, was owed under the line of credit. As of June 29, 2014, interest on advances against the Loan Agreement was equal to 6.5% on the outstanding principal and is payable monthly. The Company may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	June 29, 2014	December 29, 2013
Accrued compensation and related benefits	$2,564	$2,834
Deferred rent	829	957
Deferred revenue	675	391
Accrued royalties	717	844
Warranty accrual	149	238
Other accrued liabilities	2,499	2,968

	$7,433	$8,232

The following table summarizes the activity related to warranty (in thousands):

	Six Months Ended
	June 29, 2014	June 30, 2013
Balance, beginning of period	$238	$272
Provision (benefit)	(33)	(2)
Usage	(56)	—

Balance, end of period	$149	$270

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for both the three months ended June 29, 2014 and June 30, 2013, was $0.6 million. Rent expense for both the six months ended June 29, 2014 and June 30, 2013, was $1.2 million. The terms of the facility leases provide for rental payments which increase annually at a predetermined rate. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Deferred rent was $0.8 million and $1.0 million at June 29, 2014 and December 29, 2013, respectively. Future minimum lease payments as of June 29, 2014, under non-cancelable leases with original terms in excess of one year, are $1.3 million for the remainder of 2014, $2.4 million in 2015, $2.0 million in 2016, $1.6 million in 2017, and $0.4 million in 2018.

Purchase Commitments

As of June 29, 2014, the Company had $5.3 million of non-cancellable inventory purchase obligations with eSilicon that are expected to be paid during the remainder of 2014.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
Taiwan	$5,246	47%	$3,028	16%	$9,043	35%	$9,204	20%
France	2,376	21	3,908	20	6,886	27	10,367	23
Japan	2,084	19	3,285	17	5,840	23	7,910	18
China	218	2	904	5	544	2	2,798	6
Germany	111	1	2,188	11	1,313	5	3,809	8
United States	76	—	548	3	147	1	671	2
Other	1,144	10	5,254	28	1,995	7	10,508	23

	$11,255	100%	$19,115	100%	$25,768	100%	$45,267	100%

The Company tracks its products within two product families: Gateway and Access. The Gateway product family includes a variety of processors and software to be incorporated into devices deployed at the customer premises. Gateway products enable service providers to offer their subscribers a variety services, including internet access, voice, over-the-top content, and security. The Access product family consists of semiconductor and software products that power the carrier infrastructure for the central office, as well as any node in a hybrid-fiber-copper network where fiber is terminated and copper is used to reach the consumer premises.

	Three Months Ended				Six Months Ended
	June 29, 2014		June 30, 2013		June 29, 2014		June 30, 2013
Gateway	$8,817	78%	$13,959	73%	$19,122	74%	$33,851	75%
Access	2,438	22	5,156	27	6,646	26	11,416	25

	$11,255	100%	$19,115	100%	$25,768	100%	$45,267	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	June 29, 2014	December 29, 2013
United States	$9,267	$7,856
Asia, predominantly India	494	756

	$9,761	$8,612

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statement that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our utilization of a revolving credit facility; our ability to amend our credit facility; the risk that our common stock will be delisted; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from maturing products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and the effectiveness of our accounting policies and disclosure controls.

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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1, above, and with our financial statements and notes thereto for the year ended December 29, 2013, contained in our Annual Report on Form 10-K filed on February 28, 2014.

In this Quarterly Report on Form 10-Q, references to “Ikanos,” “we,” “us,” “our” or the “Company” means Ikanos Communications, Inc. and our subsidiaries except where it is made clear that the term means only the parent company.

Overview

We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the digital home. Our broadband multi-mode and digital subscriber line (DSL) processors and other semiconductor offerings power carrier infrastructure (referred to as Access) and customer premises equipment (referred to as Gateway) for network equipment manufacturers (NEMs) supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs), and residential gateways (RGs). Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America, and are also actively being evaluated and scheduled to be evaluated by other service providers for deployment in their networks.

Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly scalable. Our expertise in the integration of digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We are releasing new VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the digital home, while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance Access and Gateway semiconductors. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150 Mbps aggregate data rate up to a distance of 500 meters. Our product revenue mix over the last three years has transitioned away from ADSL in favor of VDSL, in-line with global market trends. We also offer a line of multi-mode communications processors (CPs) for RGs that support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and wireless broadband. In addition to our DSL and RG processors, we recently announced inSIGHT, our new suite of Gateway-based software products. inSIGHT will offer carriers the ability to remotely monitor and diagnose line impairments and noise issues to facilitate fast and cost-effective discovery and resolution of service disruptions, thereby increasing their subscriber satisfaction rate and reducing operating costs.

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

We incurred a net loss of $12.3 million and $22.6 million, respectively, for the quarter and six months ended June 29, 2014 and had an accumulated deficit of $348.7 million as of June 29, 2014. To achieve consistent profitability, we will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for our business.

In January 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB), which provides us with a revolving line of credit of up to $15.0 million. The Loan Agreement’s original maturity date was April 14, 2013, but the Loan Agreement has been amended and modified periodically – on April 12, 2012, February 19, 2013, August 8, 2013, January 13, 2014, and April 30, 2014 – and the term extended to April 14, 2015.

From time-to-time we have drawn down our line of credit for working capital purposes and to partially fund our operations, and subsequently we have repaid the amount. As of June 29, 2014, $6.9 million was outstanding under the Loan Agreement. Interest on advances against the line is equal to 6.5% as of June 29, 2014, and is payable monthly. All cash collections of our receivables are applied to the outstanding balance, but may be borrowed immediately after pay down. We may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty.

On April 30, 2014, we sought and received an amendment to the Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014, and modifying others. We anticipate that we will not be in compliance with certain covenants during and as of the end of the third quarter of 2014 as well as during and as of the end of the fourth quarter of 2014. Because we foresee challenges in complying with some of the covenants during and after the third quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants. We will need to take further actions during the second half of 2014 to generate adequate cash flows or earnings to ensure compliance with the Loan Agreement and fund our capital requirements.

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

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market (NASDAQ). On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that, based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event that we do not regain compliance by September 15, 2014, NASDAQ also notified us that we may be eligible for a second 180 calendar day compliance period provided that we continue to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provide written notice of the our intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

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

Our future revenue growth depends on the successful qualification and adoption of our new product platforms. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our products to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could impact future revenues. In some cases, products may become mature or uncompetitive causing customers to transition to solutions from other manufacturers, in whole or in part.

It is inherently difficult to predict: (1) if and when platforms will pass qualification; and (2) when service providers will begin to deploy the equipment, and at what rate, because we do not control the qualification criteria or process and the OEMs and service providers do not always share all of the information available to them regarding qualification and deployment criteria. Additionally, we have limited visibility into the buying patterns of our OEMs, who, in turn, are affected by changes in the buying and roll out patterns of the service provider market. To the extent that we manufacture inventory to a forecast, we may have excess inventory if the forecast differs from actual results.

We have several new products in development. We believe that our team of engineers, and our current products, technology, patents, and other intellectual property will allow us to create new products that could increase our market share and enable us to implement our digital home initiatives, our next generation VDSL development, and our future G.fast products. However, many of these new products may not offset the declines in revenue of our more mature products during the near term. Failure to generate revenues from these new products, or delays in the timing of the release of these products, could have a material adverse effect on our revenues, results of operations, cash flows, and financial position.

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

The critical accounting policies, are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 29, 2013, and have not changed materially as of June 29, 2014.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates, and allowances. Product sales to distributors are recognized based on contractual terms. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is primarily dependent upon our ability to increase and fulfill current customer demand and obtain new customers. The rate at which broadband infrastructure may be upgraded could be slow or new broadband programs could be delayed.

Revenue for the second quarter of 2014 declined by $7.9 million, or 41%, to $11.3 million from $19.1 for the second quarter of 2013 and $6.3 million or, 36%, from the fourth quarter of 2013. Our three largest customers accounted for approximately 72% of our revenue in the second quarter of 2014, while our three largest customers accounted for 43% of our revenue in the second quarter of 2013. Revenue for the first half of 2014 declined by $19.5 million, or 43%, to $25.8 million from $45.3 for the first half of 2013. Our three largest customers accounted for approximately 65% of our revenue in the first half of 2014 while our three largest customers accounted for 51% of our revenue in the first half of 2013. Revenue from Asia remained unchanged and accounted for 69% and 61% of our revenue for the second quarter and first six months, respectively, of 2014. Revenue from Europe declined by 50% and accounted for 27% and 36% of our revenue for the second quarter and first six months, respectively, of 2014. Sales from our next generation Gateway product chipsets (Fusiv Vx185, Vx183, Vx175, and Vx173) continues to grow as a percentage of total revenue. However, even with the introduction of these new products, we continue to be adversely affected by the decline in sales of our more mature products.

Two factors are primarily responsible for our continuing revenue decline from 2013 into 2014 and this trend may continue. First, the decline that we have seen in our more mature products, particularly in Korea and Japan, has been greater than expected and outpaced the growth in revenue of our new products. However, concurrent with this, we have seen a continuing shift in our revenue mix in favor of our new products. Revenue from new products (Vx183/185/180/175/173 and Velocity-1) reached approximately 75% and 80%, respectively, in the second quarter and the first six months of 2014 versus approximately 59% and 57%, respectively, in the second quarter and first six months of 2013. Secondly, we experienced delays in the introduction of certain new products, which pushed out the ramp of these new products in some end markets. We anticipate that customer ramps of our new products will continue to gain momentum.

We generally sell our products to OEMs through a combination of our direct sales force, third-party sales representatives, and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We have also entered into volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain OEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our OEM customers’ systems and their supply chain decisions. Historically, a small number of OEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. However, our sales strategy is to seek out a broader customer base.

The following direct customers accounted for more than 10% of our revenue for the periods indicated. Sales made to OEMs are based on information that we receive at the time of ordering.

	Three Months Ended			Six Months Ended
Our Direct Customer	June 29, 2014	June 30, 2013		June 29, 2014	June 30, 2013
Amod Technology Co., Ltd**	35%	*	%	27%	*	%
Paltek Corporation	19	11		13	10
Sagemcom SAS	18	20		25	23
NEC Asia Pacific Pte. Ltd.	*	*		10	*
Askey Computer Corporation***	*	12		*	18
AVM Computer Systems	*	11		*	*

*	Less than 10%
**	Amod is a distributor whose purchases from Ikanos are contracted to its end customer Askey.
***	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Taiwan	47%	16%	35%	20%
France	21	20	27	23
Japan	19	17	23	18
China	2	5	2	6
Germany	1	11	5	8
United States	—	3	1	2
Other	10	28	7	23

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to carriers. France, Taiwan, and Japan continue to be the countries to which we sell the majority of our products. Actual sales to each country declined in the second quarter and the first six months of 2014 as compared to the same periods of 2013.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Gateway	78%	73%	74%	75%
Access	22	27	26	25

We track our products within two product families: Gateway and Access. The Gateway product family includes a variety of processors and software to be incorporated into devices deployed at the customer premises. Gateway products enable service providers to offer their subscribers a variety services, including internet access, voice, over-the-top content, and security, among others. The Access product family consists of semiconductor and software products that power the carrier infrastructure, as well as any node in a hybrid-fiber-copper network where fiber is terminated and copper is used to reach the consumer premises.

Cost and Operating Expenses

	Three Months Ended			Six Months Ended
	June 29, 2014	June 30, 2013	% Change	June 29, 2014	June 30, 2013	% Change
Cost of revenue	$5,775	$9,813	(41)%	$13,211	$22,009	(40)%
Research and development	13,408	12,599	6	26,084	26,117	—
Sales, general and administrative	4,105	4,866	(16)	8,926	9,638	(7)

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Six Months Ended
	June 29, 2014	June 30, 2013	June 29, 2014	June 30, 2013
Cost of revenue	51%	51%	51%	49%
Research and development	119	66	101	58
Sales, general and administrative	36	25	35	21

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

Cost of revenue was $5.8 million for the three months ended June 29, 2014, compared to $9.8 million for the three months ended June 30, 2013. Cost of revenue was $13.2 million for the six months ended June 29, 2014, compared to $22.0 million for the six months ended June 30, 2013. The decline in both the three and six month periods is directly related to our lower revenues. Gross margin was 49% for both the second quarter of 2014 and the second quarter of 2013. Gross margins in our Gateway product lines were slightly higher in the second quarter of 2014 as compared to 2013, but this was offset by lower margins in our Access product lines. Gross margins were 49% for the first six months of 2014 as compared to 51% for the first six months of 2013. During the first six months of 2014 the margins benefitted from the recognition of $0.5 million of software-related revenue, while during the first six months of 2013 margins benefitted from the recognition of $2.5 million of previously deferred revenue related to certain software obligations that we completed and delivered in the first quarter of 2013.

Research and development

All research and development (R&D) expenses are charged to earnings as incurred. R&D expenses generally consist of compensation and related expenses for employees (including stock-based compensation) and contractors engaged in research and development; tape-out expenses; reference board development; development testing, evaluation kits and tools; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to collectively as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses increased $0.8 million, or 6%, to $13.4 million for the three months ended June 29, 2014, as compared to $12.6 million for the three months ended June 30, 2013. Personnel costs were lower by $0.4 million in the second quarter of 2014 as compared to the comparable period in 2013. Consulting and contractor costs were lower by $0.6 million in the second quarter of 2014 as compared to the second quarter of 2013. Tapeout costs increased by $1.7 million in the second quarter of 2014 as compared to the second quarter of 2013, due principally to the tapeout of our Vx58x product family.

R&D expenses were $26.1 million for both the six months ended June 29, 2014 and June 30, 2013. Tapeout costs, due principally to the tapeout of our Vx58x product family, increased by $2.3 million for the six months ended June 29, 2014, versus the comparable 2013 period. Offsetting these increases were lower: personnel costs, $0.4 million; license fees, $0.5 million; consulting and contractor fees, $0.9 million; facilities, including depreciation, $0.2 million; and outside services, $0.3 million.

Our R&D personnel are located in the United States and India. At June 29, 2014, we had 186 people engaged in R&D, of which 126 were located in the United States and the remainder in India. At June 30, 2013, we had 204 people engaged in R&D, of which 138 were located in the United States and the remainder in India.

Selling, general and administrative

Selling, general and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; legal, recruiting, and auditing fees; and depreciation. SG&A expenses declined by $0.8 million, or 16%, to $4.1 million for the three months ended June 29, 2014, from $4.9 million for the three months ended June 30, 2013. Personnel costs were lower by $0.2 million; bad debt expense was lower by $0.2 million; audit and legal costs were lower by $0.2 million; and the amortization of intangibles declined by $0.1 million. For the six months ended June 29, 2014, SG&A expenses declined by $0.7 million, or 7%, to $8.9 million from $9.6 million for the six months ended June 30, 2013. Personnel costs were lower by $0.2 million; audit and legal fees were lower by $0.3 million; and the amortization of intangibles was lower by $0.2 million.

At June 29, 2014, SG&A headcount was 58 compared to 52 at June 30, 2013.

Interest and other income (expense), net

Interest and other income (expense), net consists primarily of interest income earned on our short-term investments, interest expense, and foreign exchange gains and losses. For the three months ended June 29, 2014, interest and other income was a loss of $0.1 million, as compared to a loss of $0.4 million for the three months ended June 30, 2013. The losses were attributable to fluctuations in the foreign exchange rates in both the Indian rupee and the euro. For the six months ended June 29, 2014, interest and other income was a gain of $0.1 million as foreign exchange gains and interest income offset interest expense. For the six months ended June 30, 2013, foreign exchange losses of $0.5 million were only partially offset by interest income of $0.2 million.

Provision for income taxes

Income tax expense is recognized based on management’s estimate of the annual income tax rate expected for the full year. The estimated annual tax rate we use for the year ending December 29, 2014 is 41%, which has been applied to the income before taxes for the three and six month periods ended June 29, 2014. The actual tax rates for the three and six months ended June 29, 2014 were 64.7% and 39.7%, respectively. The provisions for income taxes were $0.2 million and $0.3 million, respectively, for the three and six months ended June 29, 2014. The provisions for income taxes were $0.1 million and $0.2 million, respectively for the three and six months ended June 29, 2013. The income tax expense for both 2014 and 2013 is primarily the result of income taxes in various profitable foreign jurisdictions.

Net loss

As a result of the above factors, we had a net loss of $12.3 million for the three months ended June 29, 2014, as compared to a net loss of $8.7 million for the three months ended June 30, 2013. For the six months ended June 29, 2014, we had a net loss of $22.6 million as compared to a net loss of $13.1 million for the six months ended June 30, 2013. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects, and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on a larger volume of purchases, consolidating business with vendors, and reducing other input costs.

Liquidity, Capital Resources, and Going Concern

Cash, cash equivalents, and short-term investments declined by $18.9 million to $20.6 million as of June 29, 2014, as compared to $39.5 million as of December 29, 2013. Cash and short-term investments held by foreign subsidiaries were $5.1 million and $6.5 million at June 29, 2014 and December 29, 2013, respectively.

As a result of our recurring losses from operations, our accumulated deficit, and the anticipated need to revise our covenants with SVB, we will be required to raise additional capital in the short-term to remain in compliance with certain debt covenants and to fund our on-going operating and capital requirements. Accordingly, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. If we are unable to raise additional capital in the short-term, we will cease to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

We have funded our operations primarily through cash generated from the sale of our products, our revolving line of credit, cash from private and public offerings of our common stock, and proceeds from the exercise of stock options. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, and purchases of equipment, tools, and software, as well as operating expenses, such as tapeouts, marketing programs, travel, professional services, facilities, and other costs. Additional working capital will be needed in the short-term to fund and operate our business. In addition to our existing cash balances and our revolving line of credit, we will require additional cash resources in the short-term and believe that such funds will be available either through the issuance of additional equity or other debt. However, there can be no assurance that such additional capital will be sufficient or available, and, if available, that such capital will be offered on terms and conditions acceptable to us.

The following table summarizes our statement of cash flows for the six months ended June 29, 2014 and June 30, 2013 (in millions):

	2014	2013
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of period	$36.0	$28.4
Net cash used in operating activities	(12.4)	(5.4)
Net cash used in investing activities	—	(0.8)
Net cash provided by (used in) financing activities	(4.7)	3.6

Cash and cash equivalents—end of period	$18.9	$25.8

The Loan Agreement, entered into with SVB on January 14, 2011, has been amended periodically – on April 12, 2012, February 19, 2013, August 8, 2013, January 13, 2014, and April 30, 2014 – and the term extended to April 14, 2015.

On August 8, 2013, SVB agreed to amend the Loan Agreement and revised the existing financial covenants to include the following: 1) a minimum Adjusted Quick Ratio (as defined in the Loan Agreement) of 1.0:1, tested on a monthly basis, 2) a minimum cash balance to be held with SVB ranging between $10.0 million and $25.0 million, tested on a monthly basis, and 3) a minimum EBITDA amount between zero and $(10.0) million, tested on a quarterly basis. Under the Loan Agreement, we may borrow up to $15.0 million limited by the borrowing base calculation. The borrowing base is calculated at 80% of eligible accounts receivable, as defined in the Loan Agreement. All cash collections of our receivables are applied to the outstanding principal balance on a daily basis, but may be borrowed immediately after pay down. Interest is fixed at SVB’s prime rate plus 250 basis points, with a floor of 4.00%.

On April 30, 2014, the Company sought and received an amendment to the Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014, and modifying others. We anticipate that we will not be in compliance with certain covenants during and as of the end of the third quarter of 2014 as well as during and as of the end of the fourth quarter of 2014. Because we foresee challenges in complying with some of the covenants during and after the third quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants. There can be no assurance that we will be successful in revising the covenants with SVB. If we are not successful in revising the covenants with SVB, we will need to obtain a replacement debt facility or raise additional cash, or we will cease to continue as a going concern.

Operating Activities

For the six months ended March 30, 2014, we used $12.4 million of net cash in operating activities, while incurring a net loss of $22.6 million. Included in the net loss was approximately $4.2 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $6.5 million related to lower revenue and increases of accounts payable and accrued liabilities of $0.2 million offset by increases in inventory of $0.6 million and increases in prepaid expenses and other assets of $0.5 million.

For the six months ended June 30, 2013, we used $5.4 million of net cash in operating activities, while incurring a net loss of $13.0 million. Included in the net loss was approximately $4.4 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $3.7 million related to lower revenue, inventory of $4.1 million as revenue has declined throughout the first six months, and prepaid expenses and other assets of $2.0 million as prepayments to eSilicon under our Service Agreement have declined. These items have been partially offset by lower accounts payable and accrued liabilities of $6.5 million due to lower revenue.

Investing Activities

During the six months ended June 29, 2014, investing activities resulted in no change in cash as purchases of property and equipment were $1.8 million offset by net proceeds of $1.8 million from maturities and sales of investments. During the six months ended June 30, 2013, cash used in investing activities was $0.8 million, which was comprised of purchases of property and equipment of $2.0 million offset by net proceeds of $1.2 million from maturities and sales of investments.

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

Financing Activities

During the six months ended June 29, 2014, cash used in financing activities was $4.7 million. Proceeds from share purchases under our Employee Stock Purchase Plan were $0.4 million. Net repayments under our Loan Agreement amounted to $5.1 million as we repaid $12.0 million and drew down $6.9 million. During the six months ended June 30, 2013, cash provided by financing activities was $3.6 million. Proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan amounted to $1.1 million. Net proceeds from the revolving line of credit under the Loan Agreement were $2.5 million as we drew down $12.5 million and repaid $10.0 million.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued accounting guidance, “Revenue from Contracts with Customers,” which will replace most existing revenue recognition guidance under U.S. GAAP. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the effect that the standard will have upon our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of June 29, 2014, we did not hold derivative financial instruments.

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

As of June 29, 2014, we had cash and cash equivalents of $18.9 million. Short-term investments were $1.7 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our certificates of deposit were to change by one hundred basis points, the effect would be immaterial. As of June 29, 2014, advances against the line of credit were $6.9 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenue and costs, including subcontracted manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, predominantly the Indian rupee, and to a lesser extent the euro, the Japanese yen, the Korean won, the Chinese yuan, and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase as our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change fiscal year 2014 projected operating expenses by approximately $1.0 million.

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

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended June 29, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks Related to Our Financial Condition

We will need to raise additional capital or we will cease to continue as a going concern.

We will not have cash sufficient to meet our anticipated cash needs for the foreseeable future and we will need to seek financing in the near term. These financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance, however, that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition.

We have a history of losses, and future losses or the inability to raise additional capital may adversely impact our ability to continue as a going concern.

Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 29, 2013, included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $348.7 million as of June 29, 2014.

We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition, and liquidity.

On January 14, 2011, we entered into a Loan and Security Agreement (Loan Agreement) with Silicon Valley Bank (SVB). Under the Loan Agreement we may borrow up to $15.0 million, subject to certain limitations. From time-to-time we draw advances under the Loan Agreement and repay the advance as our receivables are collected. As of June 29, 2014, the balance under the Loan Agreement was $6.9 million. The Loan Agreement is collateralized by a first priority perfected lien on, and pledge of, all of our present and future property and assets. We were in compliance with all covenants contained in the Loan Agreement as of June 29, 2014. However, we anticipated that we may not be in compliance with a certain covenant as of the end of the second quarter of 2014, and therefore sought and received a waiver from SVB with respect to this covenant in an amendment dated April 30, 2014. We anticipate that we may not be in compliance with certain covenants during and as of the end of the third quarter of 2014, as well as during and as of the end of the fourth quarter 2014. Because we foresee challenges in complying with some of the covenants after the third quarter of 2014, we have begun comprehensive discussions with SVB to revise these covenants. We will need to take further actions during the second half of 2014 to generate adequate cash flows or earnings to ensure compliance with the Loan Agreement and to fund our capital requirements. There can be no assurance that we will be successful in obtaining further amendments to the Loan Agreement from SVB. The failure to obtain any necessary amendment could result in any advances under the Loan Agreement being repayable immediately on demand, which would have a material adverse effect on our business, liquidity, and financial condition.

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

Events beyond our control could affect our ability to comply with these covenants. Failure to comply with any of these covenants or restrictions could result in a default under the Loan Agreement. If we do not cure an event of default or obtain necessary waivers within the required time periods, SVB would be permitted to accelerate the maturity of the debt under the Loan Agreement, foreclose upon our assets securing the debt, and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by the Loan Agreement may significantly impair our ability to obtain other debt or equity financing.

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

Our history of losses as well as future losses or inability to raise additional capital, may adversely impact our relationships with customers and potential customers.

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $348.7 million as of June 29, 2014. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.

Risks Related to Our Common Stock

Our common stock is currently trading below $1.00. If our common stock continues to trade below $1.00, our stock could be delisted from The NASDAQ Capital Market, which action could adversely affect the market liquidity of our common stock and harm our business.

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”). On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the 180 calendar day period. In the event that we do not regain compliance by September 15, 2014, NASDAQ also notified us that we may be eligible for a second 180 calendar day compliance period provided that we continue to meet the continued listing requirements of NASDAQ, with the exception of the bid price requirement, and provide written notice of the our intention to cure the deficiency during the second 180 calendar day compliance period. Even if granted a second 180 calendar day compliance period, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within the second 180 calendar day compliance period.

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

The closing sales price of our common stock for the period of December 26, 2008 to June 29, 2014 ranged from a low of $0.40 to a high of $3.41. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

If the securities analysts who currently publish reports on us do not continue to publish research or reports about our business, or if they issue an adverse opinion regarding our common stock, the market price of our common stock and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us and our business. Currently, two analysts periodically publish reports about our Company. If either of these two analysts issue an adverse opinion regarding our common stock, the stock price would likely decline. If the analysts cease coverage of us or fail to regularly publish reports on us, we could lose further visibility to the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.

Takeover attempts that stockholders may consider favorable may be delayed or discouraged due to our corporate charter and bylaws which contain anti-takeover provisions, Delaware law in general, or the Tallwood Investors.

Provisions in our certificate of incorporation may have the effect of delaying or preventing a change of control or changes in our management. These provisions include the following:

•	the right of our Board of Directors to expand the size of our Board and to elect directors to fill any such vacancies;

•	the establishment of a classified Board of Directors, which provides that not all members of the Board are elected at one time;

•	the prohibition of cumulative voting in the election of directors which would otherwise allow less than a majority of stockholders to elect director candidates;

•	the requirement for advance notice for nominations for election to the Board of Directors or for proposing matters that can be acted upon at a stockholders’ meeting;

•	the ability of our Board of Directors to alter our bylaws without obtaining stockholder approval;

•	the ability of our Board of Directors to issue, without stockholder approval, up to 1,000,000 shares of preferred stock with terms set by the Board of Directors, which rights could be senior to those of common stock;

•	the required approval of holders of at least two-thirds of the shares entitled to vote at an election of directors to adopt, amend, or repeal our bylaws or amend or repeal the provisions of our certificate of incorporation regarding the election and removal of directors, and the ability of stockholders to take action;

•	the required approval of holders of a majority of the shares entitled to vote at an election of directors to remove directors for cause; and

•	no right of stockholders to call a special meeting of stockholders or to take action by written consent.

In addition, because we are incorporated in Delaware, we are governed by the provisions of Section 203 of the Delaware General Corporation Law. These provisions may prohibit large stockholders, in particular those owning 15% or more of our outstanding voting stock, from merging or combining with us. These provisions in our certificate of incorporation, bylaws, and under Delaware law could discourage potential takeover attempts and could reduce the price that investors might be willing to pay for shares of our common stock in the future and result in the market price being lower than it would be without these provisions.

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

Revenues from our more mature products are decreasing as these products near end-of-life. Beginning in the third quarter of 2012, we began selling our next generation Gateway product Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL Access platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family, Velocity-3, and Velocity-Uni products, may be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.

We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our five largest customers accounted for approximately 84% of our revenue in the second quarter of 2014 and 80% for the first six months of 2014. For the three months ended June 29, 2014, Amod Technology Inc., Ltd. (a distributor selling exclusively to Sagemcom’s OEM), Paltek Corporation, and Sagemcom SAS, represented 35%, 19%, and 18% of our revenue, respectively. For the three months ended June 30, 2013 and Sagemcom, Askey Computer Corporation (a contract manufacturer for Sagemcom), AVM Computersysteme Vertriebs GmbH, and Paltek Corporation represented 20%, 12%, 11%, and 11% of our revenue in 2013, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.

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

Many of our competitors have stronger manufacturing subcontractor relationships than we have as well as longer operating histories, greater name recognition, larger customer bases, and significantly greater financial, sales and marketing, manufacturing, distribution, technical, and other resources. In addition, many of our competitors have extensive technology libraries that could enable them to incorporate broadband or communications processing technologies into a system on a chip, creating a more attractive product line than ours. These competitors may be able to adapt more quickly to new or emerging technologies and changes in customer requirements than we are able to. In addition, current and potential competitors have established or may establish financial or strategic relationships among themselves or with existing or potential customers, resellers, or other third parties. Accordingly, new competitors or alliances among competitors could emerge and rapidly acquire significant market share. Existing or new competitors may also develop alternative technologies that more effectively address our markets with products that offer enhanced features and functionality, lower power requirements, greater levels of semiconductor integration, or lower cost. We cannot assure you that we will be able to compete successfully against current or new competitors, in which case we may lose market share and our revenue may fail to increase or may decline.

Our success is dependent upon achieving new design wins into commercially successful systems sold by our OEM and ODM customers.

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems, which we refer to as a “design win.” At any given time, we are competing for one or more design wins. We often incur significant expenditures over multiple quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold, or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time-to-time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.

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

In 2012, we entered into an agreement with eSilicon (the Service Agreement) under which eSilicon handles a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions. Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors, and manages these operational functions for us on a day-to-day basis. eSilicon owns the raw materials and work-in-process until such time as the products are delivered to us as finished goods. Should eSilicon default on its contractual obligation to deliver finished goods to us in a timely manner, or at all, we may be required to restart the wafer production process with a total cycle time of approximately one calendar quarter. As a result, we may be required to incur additional costs and we would experience delays in delivering products to our customers, which would result in decreased revenue, have a negative effect on operating results, and harm our reputation.

We are a fabless semiconductor company and failure to secure and maintain sufficient capacity with eSilicon and its subcontractors could significantly disrupt shipment of our products, impair our relationships with customers, and decrease sales, which would negatively impact our market share and operating results.

We are a fabless semiconductor company and are therefore dependent on and currently use multiple third-party wafer foundries and other subcontractors, located primarily in Israel, Malaysia, the Philippines, and Taiwan, to manufacture, assemble, and test all of our semiconductor devices. While we work with multiple suppliers, generally each individual product is made by one foundry and processed at a single assembly and test subcontractor. Accordingly, we have been and will continue to be greatly dependent on a limited number of suppliers to deliver quality products in a timely manner. In past periods of high demand in the semiconductor market, we have experienced delays in obtaining sufficient capacity to meet our demand and as a result were unable to deliver all of the products to our customers on a timely basis. In addition, we have experienced similar delays due to technical and quality control problems. We are dependent on eSilicon and, in turn, its suppliers to deliver our products on time.

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

We may not be able to make such arrangements in a timely fashion or at all, and any arrangements may be costly, reduce our financial flexibility, not be on terms favorable to us, and may contain financial penalties if we do not use all of our allocated facility capacity. These penalties and obligations may be expensive and could harm our business.

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

We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 97%, 99%, 99%, and 99% of our revenue for the years ended 2013 and 2012 and for the six months ended June 29, 2014 and June 30, 2013, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

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

Our future effective tax rates could be favorably or unfavorably affected by the absolute amount and future geographic distribution of our pre-tax income, our ability to successfully shift our operating activities to foreign jurisdictions, and the amount and timing of intercompany payments from our foreign operations that are subject to U.S. income taxes. In addition, our subsidiary in India is currently being audited by the tax authorities in that country. Should the audit or any subsequent appeals result in a decision adverse to us, such decision could not only result in assessments for prior periods, but also an increased tax rate in future periods.

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

In August 2009, we sold 24 million shares of our common stock and warrants to purchase up to an additional 7.8 million shares of our common stock (such common stock and warrants collectively referred to as the Securities) to Tallwood III, L.P., a Delaware limited partnership, Tallwood III Partners, L.P., a Delaware limited partnership, Tallwood III Associates, L.P., a Delaware limited partnership, and Tallwood III Annex, L.P., a Delaware limited partnership (collectively referred to as the Tallwood Investors). The funds raised from the sale of the Securities funded a portion of our acquisition of the Broadband Access product line from Conexant Systems, Inc. In addition, one of the Tallwood Investors participated in our public offering of our common stock in 2010 and purchased an additional 5.6 million shares of our common stock. Tallwood Partners, LLC, a Delaware limited liability company, and an entity related to the Tallwood Investors, participated in our 2013 public offering and purchased an additional 2.0 million shares of our common stock. The common stock collectively owned by Tallwood Investors and Tallwood Partners, LLC (collectively referred to as the Tallwood Entities) represented approximately 32% of the outstanding shares of our common stock (excluding the exercise of warrants) as of June 29, 2014. Assuming the full exercise of the warrants, the common stock owned by the Tallwood Entities would represent approximately 37% of the outstanding shares of our common stock as of June 29, 2014. In 2009, we entered into a stockholder agreement with the Tallwood Investors, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Investors and their affiliates, voting, and other matters. Subject to certain exceptions, the Tallwood Investors are permitted under the terms of the stockholder agreement to maintain their ownership interest in us in subsequent equity offerings. Given their ownership interest in us, the Tallwood Entities may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Entities may have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of the Series A Preferred Stock provides that the Tallwood Investors have the right to designate three directors to our Board of Directors while the Tallwood Investors (and entities related to the Tallwood Investors, such as Tallwood Partners, LLC) hold at least 35% of our outstanding common stock, including the warrants. In the event that the Tallwood Entities hold less than 35% of our common stock, the number of directors the Tallwood Entities can appoint to our Board of Directors becomes proportional to the Tallwood Entities’ ownership position in us at such time. As a result, the directors elected to our Board of Directors by the Tallwood Entities may exercise significant influence on matters considered by our Board of Directors.

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

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 3, 2014.

10.1*	2014 Stock Incentive Plan.

10.1.1	Form of Notice of Stock Unit Award under the 2014 Stock Incentive Plan.

10.1.2	Form of Notice of Stock Option Grant under the 2014 Stock Incentive Plan.

10.1.3	Form of Notice of Grant of Stock Appreciation Right (SAR) under the 2014 Stock Incentive Plan.

10.1.4	Form of Notice of Stock Option Grant for non-employee directors under the 2014 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: August 8, 2014	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: August 8, 2014	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended June 29, 2014

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 3, 2014.

10.1*	2014 Stock Incentive Plan.

10.1.1	Form of Notice of Stock Unit Award under the 2014 Stock Incentive Plan.

10.1.2	Form of Notice of Stock Option Grant under the 2014 Stock Incentive Plan.

10.1.3	Form of Notice of Grant of Stock Appreciation Right (SAR) under the 2014 Stock Incentive Plan.

10.1.4	Form of Notice of Stock Option Grant for non-employee directors under the 2014 Stock Incentive Plan.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.