Form 10-Q
period 2014-09-28
IKANOS COMMUNICATIONS, INC.
filed 2014-11-10
CIK 1219210

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 28, 2014

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

The number of shares outstanding of the Registrant’s Common Stock, $ 0.001 par value, was 139,329,469 as of November 6, 2014.

IKANOS COMMUNICATIONS, INC.

FORM  10-Q

PART I: FINANCIAL INFORMATION

Item 1.	Financial Statements

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands and unaudited)

	September 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$6,537	$36,043
Short-term investments	148	3,473
Accounts receivable	11,003	15,892
Inventory	886	2,017
Prepaid expenses and other current assets	3,452	3,245

Total current assets	22,026	60,670
Property and equipment, net	9,355	8,612
Intangible assets, net	359	718
Other assets	1,975	1,952

	$33,715	$71,952

Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$4,937	$12,000
Accounts payable	4,116	4,692
Accrued liabilities	7,679	8,232

Total current liabilities	16,732	24,924
Long-term liabilities	1,337	1,637

	18,069	26,561
Commitments and contingencies (Note 8)
Stockholders’ equity	15,646	45,391

	$33,715	$71,952

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In thousands, except per share data, and unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Revenue	$11,079	$16,900	$36,847	$62,167
Cost of revenue	6,227	8,263	19,438	30,272

Gross profit	4,852	8,637	17,409	31,895

Operating expenses:
Research and development	10,822	12,455	36,906	38,572
Selling, general and administrative	4,000	4,589	12,926	14,227

Total operating expenses	14,822	17,044	49,832	52,799

Loss from operations	(9,970)	(8,407)	(32,423)	(20,904)
Interest and other expense, net	(120)	(147)	(7)	(507)

Loss before provision for income taxes	(10,090)	(8,554)	(32,430)	(21,411)
Provision for income taxes	190	111	485	343

Net loss	$(10,280)	$(8,665)	$(32,915)	$(21,754)

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.33)	$(0.31)

Weighted average number of shares (basic and diluted)	99,284	71,662	99,045	71,086

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands and unaudited)

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net loss	$(10,280)	$(8,665)	$(32,915)	$(21,754)

Other comprehensive loss, net of tax	—	—	—	—

Comprehensive loss	$(10,280)	$(8,665)	$(32,915)	$(21,754)

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands and unaudited)

	Nine Months Ended
	September 28, 2014	September 29, 2013
Cash flows from operating activities:
Net loss	$(32,915)	$(21,754)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation and amortization	3,035	3,274
Stock-based compensation expense	2,793	2,650
Amortization of intangible assets and acquired technology	359	692
Changes in assets and liabilities:
Accounts receivable	4,889	1,905
Inventory	1,131	6,551
Prepaid expenses and other assets	(230)	2,614
Accounts payable and accrued liabilities	(2,150)	(5,287)

Net cash used in operating activities	(23,088)	(9,355)

Cash flows from investing activities:
Purchases of property and equipment	(3,055)	(3,132)
Purchases of investments	(5,068)	(4,679)
Maturities and sales of investments	8,393	3,958

Net cash provided by (used in) investing activities	270	(3,853)

Cash flows from financing activities:
Net proceeds from issuances of common stock and exercise of stock options	375	1,156
Net proceeds from private stock offering	—	—
Net proceeds from revolving line	20,329	23,300
Net repayments to revolving line	(27,392)	(17,500)

Net cash provided by (used in) financing activities	(6,688)	6,956

Net decrease in cash and cash equivalents	(29,506)	(6,252)
Cash and cash equivalents at beginning of period	36,043	28,391

Cash and cash equivalents at end of period	$6,537	$22,139

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1 – Ikanos and Summary of Significant Accounting Policies

The Company

Ikanos Communications, Inc. (“Ikanos” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. The Company’s broadband multi-mode and digital subscriber line (“DSL”) processors and other semiconductor offerings power carrier infrastructure (referred to as “Access”) and customer premises equipment (referred to as “Gateway”) for network equipment manufacturers (“NEMs”) who, in turn, serve leading telecommunications service providers.

On September 29, 2014, the Company entered into a collaboration agreement with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations, collectively known as “ALU”) on the development of ultra-broadband products. As described in Note 10-Subsequent Events, in connection with the collaboration, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, which consists of the purchase of approximately 39.6 million shares of the Company’s common stock at $0.41 per share for aggregate gross proceeds of $16.3 million, ALU’s commitment to loan the Company up to $10.0 million following the satisfaction of certain conditions (the “ALU Loan Agreement”), the Tallwood Group’s agreement to purchase an aggregate of an additional $11.2 million of common stock at the same per share price in either the contemplated rights offering (discussed below) or as a standby purchaser, and ALU’s agreement to provide an addition $7.5 million of other funding associated with the collaboration, subject to entry into a definitive collaboration agreement.

The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.

Liquidity

The Company incurred net losses of $10.3 million and $32.9 million for the quarter and nine months ended September 28, 2014, respectively, and had an accumulated deficit of $359.0 million as of September 28, 2014. The Company incurred a net loss of $30.4 million for the year ended December 29, 2013 and had an accumulated deficit of $326.1 million as of December 29, 2013. As discussed above, the Company has a financial commitment of up to $45.0 million from ALU and the Tallwood Group. The Company intends to commence a rights offering pursuant to which stockholders of record on September 26, 2014 may purchase shares of the Company’s common stock (the “Rights Offering”). There can be no assurance that the Company will raise additional capital in the Rights Offering, other than the Tallwood Group’s commitment as discussed above.

As a result of the Company’s recurring losses from operations and the need to stay in compliance with certain debt covenants, if the Company is unable to raise sufficient additional capital through the Rights Offering or through alternative debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.

The Company utilizes a revolving line of credit under a Loan and Security Agreement (the “SVB Loan Agreement”) with Silicon Valley Bank (“SVB”) to partially fund its operations. This facility is subject to certain affirmative, negative, and financial covenants. On April 30, 2014, the Company sought and received an amendment to the SVB Loan Agreement prospectively eliminating one of the covenants required to be met at June 29, 2014, and modifying others. However, the Company was not in compliance with the covenants at September 28, 2014. The Company has been in discussions with SVB to revise these covenants and to discuss the Company’s refinancing initiatives. Accordingly, during September 2014, SVB notified the Company that the covenant violations would be forborn until a new facility with SVB could be completed or the Company had completed private equity placements to raise additional capital. As discussed in Note 6, on October 7, 2014, the Company entered into a First Amended and Restated Loan and Security Agreement (the “Amended SVB Loan Agreement”) with SVB under which SVB agreed to make advances under the revolving line of credit of up to $20.0 million, subject to certain restrictions. The Amended SVB Loan Agreement will expire on October 7, 2017. The Company will need to continue to take further actions to generate adequate cash flows to ensure compliance with the Amended SVB Loan Agreement and to fund its capital requirements.

The Company’s common stock has traded below $1.00 per share on The NASDAQ Capital Market (“NASDAQ”) since January 31, 2014. On March 18, 2014, the Company received notification from NASDAQ indicating that it was not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed on NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for the Company’s securities for the previous 30 consecutive business days, it no longer met this requirement. NASDAQ further notified the Company that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), it would be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of its securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. On September 2, 2014, as the Company did not anticipate regaining compliance by September 15, 2014, the Company requested NASDAQ grant to the Company a second 180 day compliance period. The

Company did not regain compliance by September 15, 2014. On September 16, 2014, NASDAQ notified the Company that it was eligible for a second 180 calendar day compliance period, or until March 16, 2015, to regain compliance, based on having met the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the bid price requirement, and the Company’s written notice of its intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, there can be no guarantee that the Company will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within this second 180 calendar day compliance period.

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

In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The operating results for the three and nine month periods ended September 28, 2014 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 28, 2014, or for any other future period.

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

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply the guidance using one of two methods: retrospectively to each prior reporting period presented, with practical expedients or retrospectively with the cumulative effect of initial adoption of the guidance recognized at the date of initial application. The Company is currently evaluating the effect that the standard will have upon our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. The Company is in the process of evaluating the provisions of ASU 2014-15.

Summary of Significant Accounting Policies

The Company’s significant accounting policies are described in its Annual Report at Note 1 to the audited Consolidated Financial Statements for the year ended December 29, 2013. These accounting policies have not significantly changed.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, and accounts receivable and, in prior years, investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are creditworthy and, accordingly, minimal credit risk exists with respect to those deposits. At September 28, 2014, the Company had short-term investments consisting solely of certificates of deposit. In prior years, marketable securities have included commercial paper, corporate bonds, government securities, and auction rate securities. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.

Credit risk with respect to accounts receivable is concentrated due to the small number of customers in any particular reporting period. Four customers represented 29%, 25%, 13%, and 10% of accounts receivable at September 28, 2014. Three customers represented 35%, 10%, and 10% of accounts receivable at December 29, 2013. Four customers accounted for 28%, 22%, 12%, and 12% of revenue for the three months ended September 28, 2014. Three customers accounted for 26%, 25%, and 13% of revenue for the nine months ended September 28, 2014. Four customers accounted for 32%, 11%, 11%, and 10% of revenue for the three months ended September 29, 2013. Three customers accounted for 25%, 14%, and 10% of revenue for the nine months ended September 29, 2013.

In the third quarter of 2014, the Company derived 28% of its revenue from Sagemcom SAS (“Sagemcom”) and 22% of its revenue from Amod Technology Co., Ltd. (“Amod”). Amod is a distributor that sells its purchases from the Company to Askey Computer Corporation (“Askey”), which is a contract manufacturer for Sagemcom. For the first nine months of 2014, the Company derived 26% of its revenue from Sagemcom and 25% of its revenue from Amod. In the third quarter of 2013, the Company derived 32% of its revenue from Sagemcom and an additional 3% of its revenue from Askey. In the first nine months of 2013, the Company derived 25% of its revenue from Sagemcom and an additional 16% of its revenue from two Sagemcom contract manufacturers – Askey (14%) and Jabil Industrial do Brasil Ltda. (2%).

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

Net Loss per Share

Basic net loss per share is computed using the weighted average number of common shares outstanding during the period. Potentially dilutive securities have been excluded from the computation of diluted net loss per share as their inclusion is anti-dilutive. The calculation of basic and diluted net loss per share was as follows (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Net loss	$(10,280)	$(8,665)	$(32,915)	$(21,754)

Weighted average number of shares, basic and diluted, outstanding	99,284	71,662	99,045	71,086

Basic and diluted net loss per share	$(0.10)	$(0.12)	$(0.33)	$(0.31)

The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Anti-dilutive securities:
Outstanding warrants to purchase common stock(1)	—	7,800	—	7,800
Weighted average restricted stock units	4,912	34	2,510	42
Weighted-average outstanding options to purchase common stock	18,304	18,407	18,248	17,553

	23,216	26,241	20,758	25,395

(1)	Warrants held by the Tallwood Group expired on August 24, 2014.

Note 2 – Cash and Cash Equivalents, Investments and Fair Value Measurements

Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held no money market funds at both September 28, 2014 and December 29, 2013.

At September 28, 2014 and December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit. The following is a summary of the Company’s short-term investments (in thousands):

	September 28, 2014
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$148	$—	$148

	December 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,473	$—	$3,473

There were no unrealized losses on investments aggregated by category at September 28, 2014.

The Company’s certificates of deposit are classified as available-for-sale as of the balance sheet date. Due to their short term and relatively risk-free nature, the face value of the money market funds and certificates of deposit are considered equivalent to their fair value and, therefore, there are no unrealized gains or losses.

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

The Company’s cash and investment instruments at September 28, 2014 and December 29, 2013 are classified within Level 2 of the fair value hierarchy. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but held at a financial institution. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s marketable securities at September 28, 2014 and December 29, 2013 was (in thousands):

	September 28, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$148	$—	$148

	December 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,473	$—	$3,473

Note 3 – Inventory

Inventory consisted of the following (in thousands):

	September 28, 2014	December 29, 2013
Finished goods	$831	$1,385
Purchased parts and raw materials	55	632

	$886	$2,017

The Company has an agreement with eSilicon Corporation (“eSilicon”) under which a majority of its day-to-day supply chain management, production test engineering, and production quality engineering functions have been transferred to eSilicon under a Master Services and Supply Agreement (the “Service Agreement”). Pursuant to the Service Agreement, the Company places orders for its finished goods with eSilicon, which, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for the Company on a day-to-day basis.

As part of the Service Agreement, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $0.8 million at both September 28, 2014 and December 29, 2013. The prepayments are classified in prepaid expenses. The Company has no work-in-process inventory. At September 28, 2014, the Company had $6.4 million of non-cancellable purchase obligations with eSilicon.

Note 4 – Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 28, 2014	December 29, 2013
Machinery and equipment	$24,399	$23,053
Software	14,592	11,522
Computer equipment	6,173	5,927
Furniture and fixtures	991	988
Leasehold improvements	1,821	1,842
Construction in progress	—	1,051

	47,976	44,383
Less: Accumulated depreciation and amortization	(38,621)	(35,771)

	$9,355	$8,612

Depreciation and amortization expense for property and equipment was $1.0 million and $1.1 million for the three months ended September 28, 2014 and September 29, 2013, respectively. Depreciation and amortization expense for property and equipment was $3.0 million and $3.3 million for the nine months ended September 28, 2014 and September 29, 2013, respectively.

Note 5 – Purchased Intangible Assets

The carrying value of intangible assets is as follows (in thousands):

	September 28, 2014
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,466)	$359	3

	December 29, 2013
	Gross Carrying Amount	Accumulated Amortization	Net Amount	Useful life (Years)
Existing technology	$14,825	$(14,107)	$718	3

For the three months ended September 28, 2014 and September 29, 2013, the amortization of intangible assets was $0.1 million and $0.2 million, respectively. For the nine months ended September 28, 2014 and September 29, 2013 the amortization of intangible assets was $0.4 million and $0.7 million, respectively. The estimated future amortization of purchased intangible assets as of September 28, 2014 was $0.2 million for the remainder of 2014 and $0.2 million in 2015.

Note 6 — Loan and Security Agreement

On January 14, 2011, the Company entered into the SVB Loan Agreement under which SVB agreed to make advances under a revolving line of credit of up to $15.0 million, subject to certain restrictions. Advances under the SVB Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the SVB Loan Agreement bear interest at the greater of SVB’s prime rate or 4.00% plus 50 basis points. The SVB Loan Agreement provides for a first priority perfected lien on, and pledge of, all of the Company’s present and future assets. Interest accrues at 0.50% on the average unused portion of the line of credit. The SVB Loan Agreement’s original maturity date was January 14, 2013, however, the SVB Loan Agreement has been amended periodically, including extensions of the maturity date.

On April 30, 2014, the Company sought and received an amendment to the SVB Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014, and modifying others. The Company was not in compliance with the covenants as of September 28, 2014, however, SVB agreed to forbear its enforcement of the covenant violations until a new facility with SVB could be completed or the Company had completed.

On October 7, 2014, the Company entered into a First Amended and Restated Loan and Security Agreement (the “Amended SVB Loan Agreement”) with SVB under which SVB agreed to make advances under the revolving line of credit of up to $20.0 million, subject to certain restrictions. The Amended SVB Loan Agreement will expire on October 7, 2017. Advances under the Amended SVB Loan Agreement may be used solely for working capital purposes. Borrowings, if any, under the Amended SVB Loan Agreement bear interest at the greater of Wall Street Journal’s prime rate (with a floor of 2.5%) plus 250 basis points. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property. The Amended SVB Loan Agreement provides for a second lien on our intellectual property, behind a first priority lien in favor of ALU. Interest accrues at 0.50% on the average unused portion of the line of credit. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0. The Adjusted Quick Ratio is the ratio of (a) the sum of Company’s (i) unrestricted cash and cash equivalents in accounts at SVB (including cash held by the Company’s Indian Subsidiary) plus (ii) the Company’s gross domestic and international accounts, to (b) the sum of Company’s (i) current liabilities other than deferred revenue and excluding any debt under the ALU Loan Agreement and any prepayments from ALU not to exceed $4.5 million plus (ii) without duplication, indebtedness to bank; provided that, for purposes of calculating the ratio, cash and cash equivalents of Company’s Indian subsidiary shall be capped at $3.0 million. (See Note 10 – Subsequent Events for more information.)

At December 29, 2013, $12.0 million was owed under the line of credit. All of the Company’s cash collections of its receivables are applied to the outstanding balance, but may be borrowed immediately after pay down. At September 28, 2014, $4.9 million was owed under the line of credit. Interest on advances against the SVB Loan Agreement was equal to 6.5% on the outstanding principal and is payable monthly. The Company may repay the advances under the SVB Loan Agreement, in whole or in part, at any time, without premium or penalty. The Company will need to continue to take further actions, which may include additional cost containment measures to generate adequate cash flows to ensure compliance with the Loan Agreement and fund its capital requirements.

Note 7 – Accrued Liabilities

Accrued liabilities consisted of the following (in thousands):

	September 28, 2014	December 29, 2013
Accrued compensation and related benefits	$2,583	$2,834
Deferred rent	764	957
Deferred revenue	787	391
Accrued royalties	724	844
Warranty accrual	145	238
Other accrued liabilities	2,676	2,968

	$7,679	$8,232

The following table summarizes the activity related to the warranty accrual (in thousands):

	Nine Months Ended
	September 28, 2014	September 29, 2013
Balance, beginning of period	$238	$272
Provision (benefit)	(26)	21
Usage	(67)	(53)

Balance, end of period	$145	$240

Note 8 – Commitments and Contingencies

Lease Obligations

The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for both the three months ended September 28, 2014 and September 29, 2013, was $0.6 million. Rent expense for both the nine months ended September 28, 2014 and September 29, 2013, was $1.8 million. The terms of the facility leases provide for rental payments which increase annually at a predetermined rate. The Company recognizes rent expense on a straight-line basis over the lease period and has accrued for rent expense incurred, but not paid. Deferred rent was $0.8 million and $1.0 million at September 28, 2014 and December 29, 2013, respectively. Future minimum lease payments at September 28, 2014, under non-cancelable leases with original terms in excess of one year, are $0.7 million for the remainder of 2014, $2.5 million in 2015, $2.0 million in 2016, $1.6 million in 2017, and $0.3 million in 2018.

Purchase Commitments

At September 28, 2014, the Company had $6.4 million of non-cancellable inventory purchase obligations with eSilicon which inventory is expected to be received during the remainder of 2014.

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

The following table summarizes revenue and percentage of revenue by geographic region, based on the country in which the customer’s headquarters is located (in thousands):

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
Taiwan	$4,698	42%	$2,044	12%	$13,741	37%	$11,248	20%
France	3,111	28	5,473	33	9,997	27	15,809	23
Japan	1,363	12	3,509	21	7,203	20	11,419	18
China	265	2	1,072	6	809	2	3,870	6
Germany	909	8	2,038	12	2,223	6	5,893	8
Korea	310	3	1,659	10	588	2	5,624	9
United States	61	1	748	4	208	1	1,418	2
Other	362	4	357	2	2,078	5	6,886	23

	$11,079	100%	$16,900	100%	$36,847	100%	$62,167	100%

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

	Three Months Ended				Nine Months Ended
	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
Gateway	$9,374	85%	$13185	78%	$28,496	77%	$47,036	76%
Access	1,705	15	3,715	22	8,351	23	15,131	24

	$11,079	100%	$16,900	100%	$36,847	100%	$62,167	100%

The distribution of long-lived assets (excluding goodwill, intangible assets and other assets) is as follows (in thousands):

	September 28, 2014	December 29, 2013
United States	$8,945	$7,856
Asia, predominantly India	410	756

	$9,355	$8,612

Note 10 – Subsequent Events

Collaboration with Alcatel-Lucent

On September 29, 2014, in connection with the financial commitment described in greater detail below, the Company announced a collaboration with ALU on ultra-broadband products. The Company executed a term sheet that outlines certain requirements, deliverables, milestones, payments and other funding as a part of the collaboration as well as certain pricing terms pursuant to which ALU would purchase products from the Company. While the term sheet is, for the most part, binding, the terms of the collaboration will be further detailed in one or more definitive agreements. Entry into such definitive agreements is a condition necessary for the Company to receive the remaining payments and other funding described in the financial commitment. The Company will seek to increase its share in the Access market by benefitting from the ALU Access customer relationships in order to deploy the Company’s products and to increase carrier interest in minimizing interoperability risk when deploying new gear in consumer homes, which include the Company’s complimentary Gateway products. End-to-end products from a single silicon vendor also provide an additional opportunity for customized features which allow carriers to differentiate the services they offer their customers.

Private Placement and other Related Agreements

On September 29, 2014, in connection with the collaboration agreement described above, the Company entered into a series of related agreements with ALU and the Tallwood Group for a financial commitment of up to $45.0 million. The agreements between and among the Company, the Tallwood Group, and ALU included: a Securities Purchase Agreement (the “Purchase Agreement”); a Loan and Security Agreement (the “ALU Loan Agreement”); and a Standby Purchase Agreement. Under the Purchase Agreement, the Tallwood Group and ALU purchased 27.4 million and 12.2 million shares of Commons Stock, respectively, at $0.41 per share. The Company realized gross proceeds of $16.3 million. Under the Standby Purchase Agreement, the Tallwood Group will purchase an additional 27.4 million shares of Common Stock at $0.41 per share for $11.2 million less the number of shares acquired pursuant to the exercise of its subscription rights in the Rights Offering (discussed below). The Company and ALU entered into the ALU Loan Agreement on September 29, 2014 pursuant to which the Company may borrow up to $10.0 million subject to the terms and conditions set forth in the ALU Loan Agreement. In connection with the ALU Loan Agreement, the Company issued a warrant to ALU to purchase up to 3.2 million shares of Common Stock with an exercise price of $0.475 per share. ALU may exercise 1.6 million shares at any time until November 30, 2017 and the remainder at any time after the funding commitments under the ALU Loan Agreement are met until November 30, 2017. Finally, ALU has agreed to provide $7.5 million of other funding associated with the collaboration contingent upon entering into a definitive collaboration agreement.

Loan and Security Agreement

On October 7, 2014, the Company entered into a Amended SVB Loan Agreement. The Amended SVB Loan Agreement amends and restates the SVB Loan Agreement, originally dated January 14, 2011, and subsequently amended. Under the Amended SVB Loan Agreement, we may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that the Company maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement.

Rights Offering and Registration Statement on Form S-1

The Board of Directors declared a distribution to holders of shares of Common Stock on September 26, 2014 (the “Record Date”) pursuant to which the Company will distribute rights to purchase shares of Common Stock. On October 20, 2014, the Company filed a Registration Statement on Form S-1 under which it may offer and sell, at $0.41 per share, up to 18.9 million shares of Common Stock, which is the amount currently available to issue. The Company will distribute to holders of our Common Stock a non-transferable subscription right to purchase 1.459707 shares of Common Stock for each share owned as of the Record Date. This offering is referred to as the Rights Offering. If each Stockholder were to exercise all of his or her rights, the Company would not have enough authorized shares available to satisfy every stockholder. The Company has called a Special Meeting of Stockholders on November 21, 2014, at which time, the Company will seek approval by stockholders to restate its Certificate of Incorporation to increase the number of authorized shares of Common Stock from 200 million to 425 million. Holders of 51.3% of the Company’s outstanding common stock entitled to vote at the special meeting have agreed to vote their shares in favor of the proposal to increase the number of shares of authorized common stock. If approved by the stockholders, the registration statement will be amended and the maximum shares issuable will be increased to 144.9 million. The Rights Offering will commence upon the effective date of the amended Registration Statement.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended or, the Exchange Act. These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statement that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our utilization and our ability to amend our credit facility with Silicon Valley Bank; the risk that our common stock will be delisted; the volatility of our common stock; our expectations regarding any potential collaboration with Alcatel Lucent (“ALU”); the benefits and attributes of our products; our expectations with respect to time-to-production of our products; our ability to access $10.0 million loan from ALU; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from maturing products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line, or DSL and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and the effectiveness of our accounting policies and disclosure controls.

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

Overview

We provide semiconductor products and software for delivering high speed broadband and networking solutions to the connected home. Our broadband digital subscriber line, or DSL, processors and other semiconductor offerings power carrier infrastructure for the central office, or CO, which we also refer to as Access, and customer premises equipment, or CPE, which we also refer to as Gateway, for network equipment manufacturers, or NEMs, serving leading telecommunications service providers, or telcos. Our products are at the core of DSL access multiplexers, or DSLAMs, optical network terminals, or ONTs, concentrators, modems, voice over Internet Protocol, or VoIP, terminal adapters, integrated access devices, or IADs, and residential gateways, or RGs. Our products have been deployed by service providers in Asia, Europe, and North and South America and are also actively being evaluated and scheduled to be evaluated by other service providers for deployment in their networks.

Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly-scalable. Our expertise in integration of our digital signal processor, or DSP, algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL, or ADSL, and very-high bit rate DSL, or VDSL, products that offer vectoring and bonding to increase speeds of existing telecom carrier copper and hybrid-fiber copper infrastructure. We believe these products support high speed broadband service providers’ multi-play deployment plans to the connected home, while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance Access and Gateway chips. We have demonstrated through our internal testing an aggregate downstream and upstream rate of 300 megabits per second, or Mbps, over a single pair copper line at a distance of up to 200 meters, and 150Mbps aggregate data rate up to a distance of 500 meters. These performance numbers are among the highest rate and reach capabilities currently available in the market using VDSL technology. Our next generation G.fast products for the ultra-broadband market, which are currently in development, will be designed to achieve speeds up to 1Gbps.

We also offer a line of communications processors, or CPs, for residential gateways that support a variety of WAN topologies for telecom carriers and cable multiple system operators, or MSOs, including Ethernet and gigabit Ethernet, passive optical network, or PON, hybrid-fiber-copper network, and wireless broadband. While the majority of our silicon solutions are deployed in xDSL networks at global telcos, our CPs are also currently deployed in both cable and fiber-to-the-home, or FTTH, networks. Our CPs are an important part of our diversification strategy to expand our target market beyond xDSL.

In addition to our xDSL and CPs, in 2013 we announced inSIGHT, our suite of CPE-based monitoring and analytics software products. inSIGHT offers carriers the ability to remotely monitor and diagnose line impairments and noise issues to facilitate fast and cost-effective discovery and resolution of service disruptions. While monitoring and diagnostics solutions are not new, we have taken a different approach to the problem by deploying this capability inside the home, on the gateway itself, versus the traditional network-based solutions. We believe our approach will provide several advantages to telcos, including higher accuracy of impairment detection and faster resolution, which in turn could translate to lower operating expenses for the telcos.

In our 2013 Annual Report on Form 10-K, we provided estimates of the time to production for certain products. The production of our new VX58x family which taped-out during the second quarter of 2014 is now scheduled for 2015 to allow for additional features and testing. The production of our new Vx57x family has been rescheduled to 2015. Our Velocity-3 solution continues in carrier trials and is expected to reach production in 2015. We no longer expect Velocity-Uni to reach production as a result of a change in customer requirements. Our new inSIGHT monitoring and diagnostic software is in field trials, but is expected to be in production in 2015.

On September 29, 2014, we entered into a collaboration with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations collectively known as “ALU”) on ultra-broadband products. We executed a term sheet that outlines certain requirements, deliverables, milestones, payments, and other funding under the collaboration agreement as well as certain pricing terms pursuant to which ALU would purchase products from us. While the term sheet is, for the most part, binding, the terms of the collaboration will be further detailed in one or more definitive agreements, and entry into such definitive agreements is one of several conditions necessary in order for us to receive the payments and other funding. We will seek to increase our share in the Access market by benefiting from the ALU Access customer relationships in order to deploy our products and to increase carrier interest in minimizing interoperability risk when deploying new gear in consumer homes, which include our corresponding Gateway products. End-to-end products from a single silicon vendor also provide an additional opportunity for customized features that allow carriers to differentiate the services they offer their customers.

We outsource all of our semiconductor fabrication, assembly, and test functions, which allows us to focus on the design, development, sales, and marketing of our products and reduces the level of our capital investment. In 2012, we expanded our outsourced model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions, or Master Services, to eSilicon Corporation, or eSilicon, under a Master Services and Supply Agreement, or Service Agreement. Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, which, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day basis.

We incurred a net loss of $10.3 million and $32.9 million, respectively, for the quarter and nine months ended September 28, 2014 and had an accumulated deficit of $359.0 million as of September 28, 2014. On September 29, 2014, in connection with the collaboration agreement described above, we entered into a series of related agreements with and among ALU and the Tallwood Group for a combined financial commitment of up to $45.0 million that is described below under “Liquidity, Capital Resources, and Going Concern.” Further, on October 20, 2014, we filed a Registration Statement on Form S-1 to register and sell up to 18.9 million shares of common stock at $0.41 per share in a rights offering to stockholders on September 26, 2014. We intend to commence a rights offering pursuant to which stockholders of record on September 26, 2014 may purchase shares of the Company’s common stock (the ”Rights Offering”). There can be no assurance that we will raise additional capital in the Rights Offering, other than the Tallwood Group’s commitment as discussed above. The registration statement will be amended and the maximum shares issuable increased to 144.9 million if stockholders approve an increase in our authorized common stock at a Special Meeting of Stockholders scheduled for November 21, 2014.

As a result of our recurring losses from operations and the need to stay in compliance with certain debt covenants, if we are unable to raise sufficient additional capital through the Rights Offering or through alternative debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market, or “NASDAQ”. On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. On September 2, 2014, as we did not anticipate regaining compliance by September 15, 2014, we requested NASDAQ grant to the Company a second 180 day compliance period. We did not regain compliance by September 15, 2014. On September 16, 2014, NASDAQ notified us that we were eligible for a second 180 calendar day compliance period, or until March 16, 2015, to regain compliance, based on having met the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the bid price requirement, and written notice of our intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, there can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within this second 180 calendar day compliance period.

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

We generally sell our products to NEMs through a combination of our direct sales force, third-party sales representatives, and distributors. Sales are generally made under short-term, non-cancelable purchase orders. We have also entered into volume purchase agreements with certain customers who provide us with non-binding forecasts. Although certain NEM customers may provide us with rolling forecasts, our ability to predict future sales in any given period is limited and subject to change based on demand for our NEM customers’ systems and their supply chain decisions. Historically, a small number of NEM customers, the composition of which has varied over time, have accounted for a substantial portion of our revenue, and we expect that significant customer concentration will continue for the foreseeable future. However, our sales strategy is to seek out a broader customer base.

Quarterly revenue fluctuations are characteristic for our industry and affect our business, especially due to the concentration of our revenue among a few customers and the limited number of products that we offer. These quarterly fluctuations can result from a variety of factors, including a mismatch of supply and demand. Specifically, service providers purchase equipment based on planned deployment. However, service providers may deploy equipment more slowly than initially planned, while NEMs continue for a time to manufacture equipment at rates higher than the rate at which equipment is deployed. As a result, periodically and usually without significant notice, service providers will reduce orders with NEMs for new equipment, and NEMs, in turn, will reduce orders for our products, which will adversely impact the quarterly demand for our products, even when deployment rates may be generally increasing.

Our cost of revenue consists primarily of the cost of silicon wafers purchased from third-party foundries and third-party costs associated with assembling and testing our semiconductors. Because we do not have formal, long-term pricing agreements with our outsourcing partners, our wafer costs and services are subject to price fluctuations based on the cyclical demand for semiconductors, among other factors. In addition, after we purchase wafers from foundries, we also incur yield loss related to manufacturing these wafers into usable die. The manufacturing yield is the percentage of acceptable product resulting from the manufacturing process, as identified when the product is tested. When our manufacturing yields decrease, our cost per unit increases, which could have a significant adverse impact on our cost of revenue. Cost of revenue also includes accruals for actual and estimated warranty obligations and write-downs of excess and obsolete inventories, payroll and related personnel costs, licensed third-party intellectual property, depreciation of equipment, stock-based compensation expenses, and amortization of acquisition-related intangibles.

Our future revenue growth depends on the successful qualification and adoption of our new product platforms. In addition to these qualifications, our operations may be adversely affected by our customers’ transition strategies from existing systems that use our products to systems that may not use our products. As is customary in our industry, we may elect to end-of-life certain products and, as a result, certain customers may enter into last time buy arrangements which could impact future revenues. In some cases, products may also become mature or uncompetitive causing customers to transition to solutions from other manufacturers, in whole or in part.

It is inherently difficult to predict: (1) if and when platforms will pass qualification; and (2) when service providers will begin to deploy the equipment, and at what rate, because we do not control the qualification criteria or process and the NEMs and service providers do not always share all of the information available to them regarding qualification and deployment criteria. Additionally, we have limited visibility into the buying patterns of our NEMs, which, in turn, are affected by changes in the buying and roll out patterns of the service provider market. To the extent that we manufacture inventory to a forecast, we may have excess inventory if the forecast differs from actual results.

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

The critical accounting policies are described in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” of our Annual Report on Form 10-K for the year ended December 29, 2013, and have not changed materially during the nine months ended September 28, 2014.

Results of Operations

Revenue

Our revenue is derived from sales of our semiconductor products. Revenue from product sales is generally recognized upon shipment, net of sales returns, rebates, and allowances. Product sales to distributors are recognized based on contractual terms. As is typical in our industry, the selling prices of our products generally decline over time. Therefore, our ability to increase revenue is dependent upon our ability to increase unit sales volumes of existing products and to introduce and sell new products in greater quantities. Our ability to increase unit sales volume is primarily dependent upon our ability to increase and fulfill current customer demand obtain new customers and increase our new product design win pipeline. The rate at which broadband infrastructure may be upgraded could be slow or new broadband programs could be delayed.

Our semiconductor customers consist primarily of NEMs, original design manufacturers, or ODMs, contract manufacturers, or CMs, and original equipment manufacturers, or OEMs, and include vendors such as Sagemcom SAS, or Sagemcom, Askey Computer Corporation, or Askey, NEC Corporation, or NEC and AVM Computersysteme Vertriebs GmbH, or AVM. Our products are deployed in the networks of telecom carriers such as AT&T Inc., or AT&T, Bell Canada, Orange S.A. (formerly, France Telecom), or Orange, KDDI Corporation, or KDDI, and Nippon Telegraph and Telephone Corporation, or NTT.

Revenue for the third quarter of 2014 declined by $5.8 million, or 34%, to $11.1 million from $16.9 for the third quarter of 2013 and $0.2 million or, 2%, from the second quarter of 2014, primarily due to lower legacy product sales. Our four largest customers accounted for approximately 74% of our revenue in the third quarter of 2014, while our four largest customers accounted for 64% of our revenue in the third quarter of 2013. Revenue for the first nine months of 2014 declined by $25.3 million, or 41%, to $36.8 million from

$62.2 million for the first nine months of 2013. Our four largest customers accounted for approximately 71% of our revenue in the first nine months of 2014, while our three largest customers accounted for 49% of our revenue in the first nine months of 2013. Sales from our next generation Gateway product chipsets (Fusiv Vx185, Vx183, Vx175, and Vx173) continues to grow as a percentage of total revenue. However, even with the introduction of these new products, we continue to be adversely affected by the decline in sales of our legacy products and the slower than forecasted adoption of our new products.

The following direct customers accounted for more than 10% of our revenue for the periods indicated. Indirect sales, such as sales made to OEMs, are based on information that we receive at the time of ordering.

	Three Months Ended				Nine Months Ended
Our Direct Customer	September 28, 2014		September 29, 2013		September 28, 2014		September 29, 2013
Sagemcom SAS	28%		32%		26%		25%
Amod Technology Co., Ltd.**	22			*	25			*
Amicko Technology, Inc.	12			*		*		*
Paltek Corporation	12		11		13		10
NEC Asia Pacific Pte. Ltd.		*	10			*		*
Askey Computer Corporation***		*		*		*	14
AVM Computer Systems		*	11			*		*

*	Less than 10%
**	Amod is a distributor whose purchases from us are contracted to its end customer, Askey.
***	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Taiwan	42%	12%	37%	18%
France	28	33	27	26
Japan	12	21	20	18
China	2	6	2	6
Germany	8	12	6	10
Korea	3	10	2	9
United States	1	4	1	2
Other	4	2	5	11

The table above reflects sales to our direct customers based on the country in which the customer’s headquarters is located. It does not necessarily reflect carrier deployment of our products as we do not sell directly to carriers. France, Taiwan, and Japan continue to be the countries to which we sell the majority of our products. Actual sales to each country declined in the third quarter and for the first nine months of 2014 as compared to the same periods of 2013, due to the decline in sales of our legacy products and the slower than forecasted adoption of our new products.

Revenue by Product Family as a Percentage of Total Revenue

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Gateway	85%	78%	77%	76%
Access	15	22	23	24

We track our products within two product families: Gateway and Access. The Gateway product family includes a variety of processors and software to be incorporated into devices deployed at the customer premises. Gateway products enable service providers to offer their subscribers a variety services, including internet access, voice, over-the-top content, and security, among others. The Access product family consists of semiconductor and software products that power the carrier infrastructure, as well as any node in a hybrid-fiber-copper network where fiber is terminated and copper is used to reach the consumer premises. During the three and nine months ended September 28, 2014, the percentage of revenues associated with our Access product family decreased primarily due a decrease in revenues associated with legacy products that has not been offset by the introduction of our new products that are currently expected to ship in 2015.

Cost and Operating Expenses

	Three Months Ended			Nine Months Ended
	September 28, 2014	September 29, 2013	% Change	September 28, 2014	September 29, 2013	% Change
Cost of revenue	$6,227	$8,263	(25)%	$19,438	$30,272	(36)%
Research and development	10,822	12,455	(13)	36,906	38,572	(4)
Sales, general and administrative	4,000	4,589	(13)	12,926	14,227	(9)

Cost and Operating Expenses as a Percentage of Total Revenue:

	Three Months Ended		Nine Months Ended
	September 28, 2014	September 29, 2013	September 28, 2014	September 29, 2013
Cost of revenue	56%	49%	53%	49%
Research and development	98	74	100	62
Sales, general and administrative	36	27	35	23

Cost of revenue

Cost of revenue was $6.2 million for the three months ended September 28, 2014, compared to $8.3 million for the three months ended September 29, 2013. Cost of revenue was $19.4 million for the nine months ended September 28, 2014, compared to $30.3 million for the nine months ended September 29, 2013. The decline in gross profit for both the three and nine month periods is directly related to our lower revenues in 2014 as compared to 2013. Gross margin was 44% for the third quarter of 2014 compared to 51% for the third quarter of 2013. The third quarter decline in gross margin is directly related to sales mix as total revenue consisted of a higher percentage of lower margin Gateway products as compared to the same period in 2013. In addition, there was a higher proportion of lower margin distributor revenue in the third quarter of 2014 as compared to the third quarter of 2013. Gross margins were 47% for the first nine months of 2014 as compared to 51% for the first nine months of 2013. The decline in gross margin for the first nine months of 2014 compared to the same period in 2013 is directly related to the recognition of $2.5 million of revenue in the 2013 period related to certain software obligations that we completed and delivered in the first quarter of 2013 and changes in the product mix of our products. Additionally, there was a higher proportion of lower margin distributor revenue for the first nine months of 2014 as compared to the first nine months of 2013.

Research and development

All research and development, or R&D, expenses are charged to earnings as incurred. R&D expenses generally consist of compensation and related expenses for employees (including stock-based compensation) and contractors engaged in R&D; tape-out expenses; reference board development; development testing, evaluation kits and tools; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to collectively as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.

R&D expenses declined $1.6 million, or 13%, to $10.8 million for the three months ended September 28, 2014, compared to $12.5 million for the three months ended September 29, 2013. Personnel costs, including stock-based compensation costs were lower by $0.5 million in the second quarter of 2014 as compared to the comparable period in 2013 due to lower headcount in 2014 as compared to 2013. Consulting costs were lower by $0.4 million in the third quarter of 2014 as compared to the prior year’s third quarter. As planned, actual tapeout costs declined by $0.7 million in the third quarter of 2014 as compared to the third quarter of 2013.

R&D expenses declined by $1.7 million, or 4%, to $36.9 million for the nine months ended September 28, 2014 compared to $38.6 million for the nine months ended September 29, 2013. As a result of the planned tapeout of our Vx58x product family during the first nine months of 2014, expenses increased by $1.6 million for the nine months ended September 29, 2014 versus the comparable 2013 period. More than offsetting this increase were lower costs in the following areas: personnel, $0.8 million; software and license fees, $0.7 million; consulting and contractor fees, $1.4 million; and depreciation expense, $0.2 million.

Our R&D personnel are currently located in the United States and India. At September 28, 2014, we had 180 people engaged in R&D, of which 115 were located in the United States and the remainder in India. At September 29, 2013, we had 204 people engaged in R&D, of which 138 were located in the United States, 63 in India, and three in China.

Selling, general and administrative

Selling, general and administrative, or SG&A, expenses generally consist of compensation and related expenses for personnel; legal, recruiting, and auditing fees; and depreciation. SG&A expenses declined by $0.6 million, or 13%, to $4.0 million for the three months ended September 28, 2014, from $4.6 million for the three months ended September 29, 2013. Personnel costs, including recruiting costs, were lower by $0.3 million and outside professional fees, including audit and legal costs, were lower by $0.3 million while stock-based compensation costs were higher by $0.1 million. For the nine months ended September 28, 2014, SG&A expenses declined by $1.3 million, or 9%, to $12.9 million from $14.2 million for the nine months ended September 29, 2013. Personnel costs, including consulting and contractor costs, were lower by $0.6 million; outside professional fees, including audit and legal costs, were lower by $0.6 million; and the amortization of intangibles was lower by $0.3 million.

At September 28, 2014, SG&A headcount was 55 compared to 59 at September 29, 2013.

Interest and other expense, net

Interest and other expense, net consists primarily of interest income earned on our short-term investments, interest expense, and foreign exchange gains and losses. Interest and other expense, net was a loss of $0.1 million for both the three months ending September 28, 2014 and September 29, 2013 as losses on foreign exchange offset interest income in both periods. For the nine months ended September 28, 2014, interest and other expense, net is zero as interest expense from certificates of deposit offset interest expense related to our line of credit. For the nine months ended September 29, 2013, interest and other expense, net was a loss of $0.5 million as losses on foreign exchange of $0.6 million and interest expense of $0.1 million, offset interest income of $0.2 million.

Provision for income taxes

Income tax expense is recognized based on management’s estimate of the annual income tax rate expected for the full year. The estimated annual tax rate we use for the year ending December 29, 2014 is 46%, which has been applied to the income before taxes for the three and nine month periods ended September 28, 2014. The tax rates for the three and nine months ended September 28, 2014 were 100.3% and 52.7%, respectively, with the increase due to a change in the annual forecasted tax provision that occurred in the third quarter of 2014. The provisions for income taxes were $0.2 million and $0.5 million, respectively, for the three and nine months ended September 28, 2014. The provisions for income taxes were $0.1 million and $0.3 million, respectively for the three and nine months ended September 29, 2013. The income tax expense for both 2014 and 2013 is primarily the result of income taxes in various profitable foreign jurisdictions.

Net loss

As a result of the above factors, we had a net loss of $10.3 million for the three months ended September 28, 2014, as compared to a net loss of $8.7 million for the three months ended September 29, 2013. For the nine months ended September 28, 2014, we had a net loss of $32.9 million compared to a net loss of $21.8 million for the nine months ended September 29, 2013. Over the past several years, we have taken actions to reduce our operating expense structure such as consolidating locations, reducing capital expenditures, outsourcing our back-end physical design, reducing the number of development projects, and reducing overall headcount. As appropriate, we have restructured parts of our business due to changes in the nature of our business and the business environment in which we operate. In addition, we have reduced our unit manufacturing costs by working to achieve better wafer pricing based on a larger volume of purchases, consolidating business with vendors, and reducing other input costs.

Liquidity, Capital Resources, and Going Concern

Cash, cash equivalents, and short-term investments declined by $32.9 million to $6.6 million at September 28, 2014, as compared to $39.5 million at December 29, 2013. Cash and short-term investments held by foreign subsidiaries were $1.9 million and $6.5 million at September 28, 2014 and December 29, 2013, respectively. We have funded our operations primarily through cash generated from the sale of our products, our revolving line of credit, cash from the sale of our common stock, and proceeds from the exercise of stock options. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, and purchases of equipment, tools, and software, as well as operating expenses, such as tapeouts, marketing programs, travel, professional services, facilities, and other costs.

As a result of our recurring losses from operations and the need to stay in compliance with certain debt covenants, if we are unable to raise sufficient additional capital through the Rights Offering or through alternative debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

On September 29, 2014, we entered into a collaboration agreement with Alcatel-Lucent USA, Inc., along with Alcatel-Lucent Participations, collectively known as ALU, on the development of ultra-broadband products. In connection with the collaboration, ALU and a group of investors affiliated with Tallwood Venture Capital, the Tallwood Group, collectively agreed to up to a $45 million financial commitment, which consisted of the purchase of approximately 39.6 million shares of the our common stock, at $0.41 per share, for aggregate gross proceeds of $16.3 million, ALU’s commitment to loan us up to $10.0 million following the satisfaction of certain conditions, the Tallwood Group’s agreement to purchase an aggregate of an additional $11.2 million of our common stock at the same per share price in either the contemplated Rights Offering or as a standby purchaser, and ALU’s agreement to provide an addition $7.5 million of other funding associated with the collaboration contingent upon entering into a definitive collaboration agreement.

We utilized a revolving line of credit under a Loan and Security Agreement, or the SVB Loan Agreement with Silicon Valley Bank, or SVB, to partially fund our operations. This facility is subject to certain affirmative, negative, and financial covenants. On April 30, 2014, we sought and received an amendment to the SVB Loan Agreement prospectively eliminating one of the covenants required to be met as of June 29, 2014 and modifying others. However, we were not in compliance with the covenants as of September 28, 2014. SVB agreed to forbear its enforcement of the covenant violation with a new facility with SVB could be completed.

On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement, or Amended SVB Loan Agreement, with SVB. The Amended SVB Loan Agreement amends and restates the SVB Loan Agreement, originally dated January 14, 2011, and subsequently amended. Under the Amended SVB Loan Agreement we may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. We will need to continue to take further actions during the remainder of 2014 to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund our capital requirements.

Further, we filed a Registration Statement on Form S-1 to register and sell up to 18.9 million share of stock at $0.41. The registration statement will be amended and the maximum shares issuable increased to 144.9 million if stockholders approve an increase in our authorized common stock at a Special Meeting of Stockholders on November 21, 2014. We intend to commence a rights offering pursuant to which stockholders of record on September 26, 2014 may purchase shares of the Company’s common stock (the ”Rights Offering”). There can be no assurance that we will raise additional capital in the Rights Offering, other than the Tallwood Group’s commitment as discussed above.

The following table summarizes our statement of cash flows for the nine months ended September 28, 2014 and September 29, 2013 (in millions):

	2014	2013
Statements of Cash Flows Data:
Cash and cash equivalents - beginning of period	$36.0	$28.4
Net cash used in operating activities	(23.1)	(9.4)
Net cash provided by (used in) investing activities	0.3	(3.9)
Net cash provided by (used in) financing activities	(6.7)	7.0

Cash and cash equivalents - end of period	$6.5	$22.1

Operating Activities

For the nine months ended September 28, 2014, we used $23.1 million of net cash in operating activities, while incurring a net loss of $32.9 million. Included in the net loss was approximately $6.2 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $4.9 million related to lower revenue, and decreases in inventory of $1.1 million associated with lower overall business activity. These operating cash flow benefits were partially offset by reductions in accounts payable and accrued liabilities of $2.2 million, primarily resulting from lower inventory levels and increases in prepaid expenses and other assets of $0.2 million.

For the nine months ended September 29, 2013, we used $9.4 million of net cash in operating activities, while incurring a net loss of $21.8 million. Included in the net loss was approximately $6.6 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $1.9 million related to lower revenue, decreases in inventory of $6.6 million as revenue declined throughout the first nine months of fiscal 2013, and decreases in prepaid expenses and other assets of $2.6 million as prepayments of wafer purchases to eSilicon under our Service Agreement have declined. These items have been partially offset by lower accounts payable and accrued liabilities of $5.3 million due primarily to lower inventory levels.

Investing Activities

During the nine months ended September 28, 2014, investing activities resulted in an increase in cash of $0.3 million as net proceeds of $3.3 million were realized from maturities and sales of investments were partially offset by purchases of property and equipment of $3.1 million. During the nine months ended September 29, 2013 cash used in investing activities was $3.9 million, which was comprised of purchases of property and equipment of $3.1 million and purchases of certificates of deposits of $4.7 million offset in part by maturities and sales of certificates of deposit of $4.0 million.

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

Financing Activities

During the nine months ended September 28, 2014, we used $6.7 million of cash in financing activities. Net repayments under our SVB Loan Agreement were $7.1 million. This use of cash was partially offset by $0.4 million of proceeds from share purchases under our Employee Stock Purchase Plan. During the nine months ended September 29, 2013, we had net proceeds of $7.0 million from financing activities. Net proceeds from our SVB Loan Agreement were $5.8 million and proceeds from the exercise of stock options and share purchases under our Employee Stock Purchase Plan were $1.2 million.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply the guidance using one of two methods: retrospectively to each prior reporting period presented, with practical expedients or retrospectively with the cumulative effect of initial adoption of the guidance recognized at the date of initial application. The Company is currently evaluating the effect that the standard will have upon our consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern (ASU 2014-15)”, to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU No. 2014-2015 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are in process of evaluating the provisions of ASU 2014-15.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

All market risk sensitive instruments were entered into for non-trading purposes. We do not use derivative financial instruments for speculative trading purposes. As of September 28, 2014, we did not hold derivative financial instruments.

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

At September 28, 2014, we had cash and cash equivalents of $6.5 million. Short-term investments were $0.1 million and were invested in short-term certificates of deposit. We do not enter into investments for trading or speculative purposes. If the return on our certificates of deposit were to change by one hundred basis points, the effect would be immaterial. At September 28, 2014, advances against the line of credit were $4.9 million. If the interest on the advances from the line of credit were to change by one hundred basis points, the effect would be immaterial.

Foreign Currency Risk

Our revenue and costs, including subcontracted manufacturing expenses, are predominately denominated in U.S. dollars. An increase of the U.S. dollar relative to the currencies of the countries in which our customers operate would make our products more expensive to them and increase pricing pressure or reduce demand for our products. We also incur a portion of our expenses in currencies other than the U.S. dollar, predominantly the Indian rupee, and to a lesser extent the euro, the Japanese yen, the Korean won, the Chinese yuan, and the Taiwanese dollar. We do not currently enter into forward exchange contracts to hedge exposure denominated in foreign currencies or any other derivative financial instruments for trading or speculative purposes. We expect that our foreign currency exposure will increase if our operations in India and other countries expand. If exchange rates were to change by ten percent, the effect would be to change projected annual operating expenses by approximately $1.0 million.

Item 4.	Controls and Procedures

Evaluation of disclosure controls and procedures.

We maintain “disclosure controls and procedures,” as such term is defined in Rule 13a-15(e) of the Exchange Act of 1934, that are designed to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can only provide reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. The design of any disclosure controls and procedures is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under any potential future condition. Based on their evaluation, as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer concluded that, as of such date, our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Controls over Financial Reporting.

There was no change in our internal control over financial reporting during the quarter ended September 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 29, 2013, included in our Annual Report on Form 10-K, filed with the SEC on February 28, 2014, contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $359.0 million as of September 28, 2014.

If we are unsuccessful in negotiating a collaboration agreement with Alcatel-Lucent, we will not enjoy the benefits of the collaboration and will lose any revenue that would have been generated under such agreement.

On September 29, 2014, we completed a private placement with a group of investors affiliated with Tallwood Venture Capital, or the Tallwood Group, and Alcatel-Lucent Participations, where the parties purchased an aggregate of 39,634,144 shares of our common stock at $0.41 per share, or the Private Placement, and have taken steps to implement a rights offering, or the Rights Offering, based, in part, on the anticipated benefits of a proposed collaboration between us and Alcatel-Lucent to develop certain ultra-broadband products, or the Proposed Collaboration. Although we have currently entered into a term sheet with Alcatel-Lucent, most of which is binding, the term sheet requires that we negotiate a definitive collaboration agreement. If we fail to enter into a definitive collaboration agreement with Alcatel-Lucent, we will not realize revenue from the potential sale of products resulting from the collaboration, which would harm our results of operations and our reputation.

If we do not enter into a collaboration agreement with Alcatel-Lucent, we cannot draw down under the ALU Loan Agreement .

We have entered into a loan agreement with Alcatel-Lucent, or the ALU Loan Agreement, at the time of the Private Placement under which we can borrow up to $10.0 million. Our ability to draw under the ALU Loan Agreement is subject to the satisfaction of certain conditions precedent, including entering into the definitive collaboration agreement with Alcatel-Lucent. Our inability to access the proceeds under the ALU Loan Agreement could have a negative effect on our liquidity, which could result in a failure to comply with certain covenants under our Amended SVB Loan Agreement (as described below).

If the Rights Offering is not successful, we may need to raise additional capital in the future. The sale of additional shares of common stock or other securities would result in dilution to our stockholders and incurring indebtedness would result in restrictions on our operations.

We believe that funding received through the Private Placement, a standby purchase agreement with the Tallwood Group in which the Tallwood Group has committed to purchase an additional $11.25 million of our common stock, or the Standby Purchase, and under our Loan Agreements (as described below) will be sufficient to meet our capital needs in the near term, however if the Rights Offering is not successful, we may need to seek additional financing in the future. These additional financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition. We intend to commence a rights offering pursuant to which stockholders of record on September 26, 2014 may purchase shares of the Company’s common stock (the “Rights Offering”). There can be no assurance that we will raise additional capital in the Rights Offering, other than the Tallwood Group’s commitment as discussed above.

We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition, and liquidity.

On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement, or the Amended SVB Loan Agreement, with Silicon Valley Bank, or SVB. Under the Amended SVB Loan Agreement we may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future property and assets, other than our intellectual property. The SVB Loan Agreement provides for a second lien on our intellectual property, behind a first priority lien in favor of Alcatel-Lucent. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. From time-to-time we draw advances under the Amended SVB Loan Agreement and repay the advances as our receivables are collected. As of September 28, 2014, the balance under the SVB Loan Agreement was approximately $4.9 million. We were not in compliance with the covenants contained in the SVB Loan Agreement as of September 28, 2014. Although those covenants were replaced with others in the Amended SVB Loan Agreement, and we are currently in compliance with all of the covenants contained in the Amended SVB Loan Agreement, there can be no assurance that we will remain in compliance with the terms of the Amended SVB Loan Agreement in the future nor, should a default occur, that we would be successful in obtaining a further amendment to the Amended SVB Loan Agreement to avoid SVB declaring a default. Should we be in default of the terms of the Amended SVB Loan Agreement and fail to obtain an amendment prior to SVB declaring us to be in default, SVB could require that any advances under the Amended SVB Loan Agreement be repayable immediately, which immediate repayment would have a material adverse effect on our business, liquidity, and financial condition.

Our SVB Loan Agreement is subject to contractual and borrowing base limitations, which could adversely affect our liquidity and business.

The maximum amount we can borrow under our SVB Loan Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If our accounts receivable are deemed ineligible, because, for example, they are resident outside certain geographical regions or a receivable is older than 90 days, the amount we can borrow under the revolving credit facility would be reduced. These limitations could have a material adverse impact on our liquidity and business.

Our Loan Agreements contain financial covenants that may limit our operating and strategic flexibility.

Our SVB Loan Agreement and ALU Loan Agreement, or collectively, our Loan Agreements, contain financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions limit our ability to, or do not permit us to, incur additional debt, pay cash dividends, make other distributions or repurchase stock, engage in certain merger and acquisition activity, and make certain capital expenditures. There can be no assurance that we will be in compliance with all covenants in the future or that SVB or Alcatel-Lucent, or collectively, our Lenders, will agree to modify the SVB Loan Agreement or the ALU Loan Agreement, respectively, should that become necessary.

Events beyond our control could affect our ability to comply with the covenants. Failure to comply with the covenants or restrictions could result in a default under our Loan Agreements. If we do not cure an event of default or obtain necessary waivers within the required time periods, our Lenders would be permitted to accelerate the maturity of the debt under our Loan Agreements, foreclose upon our assets securing the debt, and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by our Loan Agreements may significantly impair our ability to obtain other debt or equity financing.

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

Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $359.0 million as of September 28, 2014. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.

Risks Related to Our Common Stock

Significant sales of our common stock in the Rights Offering, or the perception that significant sales may occur in the future, could adversely affect the market price for our common stock.

Sales of substantial amounts of our common stock in the public market, and the availability of shares for future sale could adversely affect the price of our common stock, including the 39,634,144 shares sold in the Private Placement, up to 144,925,083 shares to be issued in the Rights Offering and the Standby Purchase, and the shares which would be issued upon the exercise of outstanding options to acquire shares of our common stock under our stock incentive plans, and shares issuable upon the exercise of warrants to purchase our common stock, any or all of which could adversely affect the prevailing market price of our common stock and could cause the market price of our common stock to remain low for a substantial amount of time. We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares were attempted to be sold within a short period of time, the market for our shares would be adversely affected. It is also unclear whether or not the market for our common stock could absorb a large number of attempted sales in a short period of time, regardless of the price at which they might be offered. Even if the sale of a substantial number of shares does not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our common stock and our ability to raise additional capital. In addition, because the public float of our common stock is relatively small, our common stock has limited trading volume, the market price is likely to be highly volatile, and it could be subject to extreme fluctuations.

The Tallwood Group will significantly increase its proportional ownership interest in our company if other stockholders do not exercise their Subscription Rights.

Prior to the Private Placement, the Tallwood Group’s percentage ownership was 31.8% and immediately following the Private Placement it was 42.5%. The Tallwood Group has agreed to purchase up to an aggregate of 27,439,023 shares of our common stock in the Standby Purchase, less any shares it purchases in the Rights Offering. If no other stockholder purchases shares in the Rights Offering, the Tallwood Group will beneficially own 86,494,521 shares, or approximately 52.0%, of our then total outstanding shares of common stock following the Rights Offering (based on 166,356,829 shares outstanding and after giving effect to the Private Placement).

Our common stock is currently trading below $1.00. If our common stock continues to trade below $1.00, our stock could be delisted from NASDAQ, which action could adversely affect the market liquidity of our common stock and harm our business.

Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Capital Market, or NASDAQ. On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. On September 2, 2014, as we did not anticipate regaining compliance by September 15, 2014, we requested NASDAQ grant to us a second 180 day compliance period. On September 16, 2014, NASDAQ notified us that we were eligible for a second 180 calendar day compliance period, or until March 16, 2015, to regain compliance, based on having met the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the bid price requirement, and our written notice of our intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. However, there are risks associated with reverse stock splits, including the negative perceptions of the reverse stock splits, stock price may not remain above $1 and may decline lower than pre-reverse split levels, resulting stock price may not attract institutional investors or investment funds, and costs associated with implementing a reverse stock split.

There can be no guarantee that we will be able to regain compliance with the continued listing requirement of Nasdaq Marketplace Rule 5550(a)(2) within this second 180 calendar day compliance period. If we are again subject to delisting for any reason, including the failure to maintain the minimum closing bid price, such action would adversely affect the market price and liquidity of the trading market for our common stock and our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by our investors, suppliers, and employees.

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

The market price of our common stock has fluctuated substantially since our initial public offering and is likely to continue to be highly volatile and subject to wide fluctuations. Fluctuations have occurred and may continue to occur in response to various factors, many of which we cannot control, including:

•	quarter-to-quarter variations in our operating results;

•	failure to comply with NASDAQ minimum bid price, as discussed above;

•	changes in our senior management;

•	the success or failure of our new products;

•	the gain or loss of one or more significant customers or suppliers;

•	announcements of technological innovations or new products by our competitors, customers, or us;

•	the gain or loss of market share in any of our markets;

•	general economic and political conditions;

•	specific conditions in the semiconductor industry and broadband technology markets, including seasonality in sales of consumer products into which our products are incorporated;

•	continuing international conflicts and acts of terrorism;

•	changes in earnings estimates or investment recommendations by analysts;

•	changes in investor perceptions;

•	changes in product mix; or

•	changes in expectations relating to our products, plans, and strategic position or those of our competitors or customers.

The closing sales price of our common stock for the period of January 1, 2012 to September 26, 2014 ranged from a low of $0.31 to a high of $2.02. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.

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

Takeover attempts that stockholders may consider favorable may be delayed or discouraged due to our corporate charter and bylaws which contain anti-takeover provisions, Delaware law in general, or the Tallwood Group’s significant ownership of our common stock.

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

Due to the significant number of shares of our common stock that the Tallwood Group hold, as discussed below, the Tallwood Group may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including a takeover attempt, and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.

Risks Related to Our Commercial Business

We are in a product transition phase impacting revenue in the short term and we may not be able to adequately develop, market, or sell new products necessary to increase our quarterly revenue run rate.

Revenues from our more mature products are decreasing as these products near end-of-life and this decrease in revenues is likely to keep our quarterly revenue relatively flat to declining in the near term. Increases in revenue will be derived from new products, however, the revenue from these new products may not offset the declines in revenue from our mature products in the short-term, long-term, or at all. Beginning in the third quarter of 2012, we began selling our next generation Gateway product Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL Access platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, takes substantial time and effort, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family, Velocity-3, and Velocity-Uni products, may be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.

Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.

We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our four largest customers accounted for approximately 74% of our revenue in the third quarter of 2014 and 71% for the first nine months of 2014. For the three months ended September 28, 2014, Sagemcom SAS, Amod Technology Inc., Ltd. (a distributor selling exclusively to Sagemcom’s OEM), Amicko Technology, Inc., and Paltek Corporation represented 28%, 22%, 12%, and 12% of our revenue, respectively. For the three months ended September 29, 2013, Sagemcom, Paltek Corporation, AVM Computersysteme Vertriebs GmbH, Paltek Corporation, and NEC Asia Pacific Pte. Ltd. represented 32%, 11%, 11%, and 10% of our revenue in 2013, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.

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

We have in the past and may in the future experience significant changes in our senior management team. In the past three years, we have accepted the resignations of our Vice President of Program Management and our Vice President of Sales. In addition, we appointed a new President and Chief Executive Officer, a new Vice President of Operations, a new Vice President of Marketing, and a new Vice President of Sales. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.

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

Our service agreement with eSilicon Corporation, or eSilicon, limits our ownership and control of raw materials and work-in-process. Should eSilicon default on its contractual commitments to us or fail to timely deliver furnished goods, it would negatively impact our revenue and reputation.

In 2012, we entered into an agreement with eSilicon, or the Service Agreement, under which eSilicon handles a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions. Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors, and manages these operational functions for us on a day-to-day basis. eSilicon owns the raw materials and work-in-process until such time as the products are delivered to us as finished goods. Should eSilicon default on its contractual obligation to deliver finished goods to us in a timely manner, or at all, we may be required to restart the wafer production process with a total cycle time of approximately one calendar quarter. As a result, we may be required to incur additional costs and we would experience delays in delivering products to our customers, which would result in decreased revenue, have a negative effect on operating results, and harm our reputation.

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

Our revenue currently is dependent upon the increase in demand for services that use broadband technology and integrated residential gateways. Besides xDSL and other discrete multi-tone, or DMT,-based technologies, service providers can decide to deploy passive optical network or fiber and there would be reduced need for our products. If more service providers decide to extend fiber all the way to the home, commonly referred to as fiber to the home, or FTTH, deployment, it could harm our xDSL business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless, or WiFi and WiMax, and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster, less expensive, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.

Rapidly changing standards and regulations could make our products obsolete, which would cause our revenue and operating results to suffer.

We design our products to conform to regulations established by governments and to standards set by industry standards bodies worldwide, such as the Alliance for Telecommunications Industry Solutions, or ATIS, and the International Telecommunication Union Telecommunication Standard, or ITU-T. Because our products are designed to conform to current specific industry standards, if competing standards emerge that are preferred by our customers, we would have to make significant expenditures to develop new products. If our customers adopt new or competing industry standards with which our products are not compatible, industry groups adopt new standards, or governments issue new regulations with which our products are not compatible, our existing products would become less desirable to our customers, and our revenue and operating results would suffer.

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

Failure to maintain adequate internal controls as required by Section 404 of the Sarbanes-Oxley Act, or SOX, could harm our operating results, our ability to operate our business, and our investors’ view of us.

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

We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 97%, 99%, 99%, and 99% of our revenue for the years ended 2013 and 2012 and for the nine months ended September 28, 2014 and September 29, 2013, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

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

On August 22, 2012, under the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010, the SEC adopted new requirements for companies that use certain minerals and metals, known as “conflict minerals,” in their products, whether or not these products are manufactured by third parties. These requirements require companies to diligence, disclose, and report whether or not such minerals originate from the Democratic Republic of the Congo, or DRC, and adjoining countries. There were and continue to be costs associated with complying with these rules, includes costs related to determining the source of any of the relevant minerals and metals used in our products. In addition, the implementation of these new requirements could adversely affect the sourcing, availability, and pricing of such minerals. For example, there may only be a limited number of suppliers offering “conflict free” materials, we cannot be sure that we will be able to obtain necessary “conflict free” materials from such suppliers in sufficient quantities or at reasonable prices. Since our supply chain is complex, we may not be able to sufficiently verify the origins for these minerals and metals used in our products through the due diligence procedures that we implement, which may harm our reputation, could increase our costs, and could adversely affect our manufacturing operations. In such event, we may also face difficulties in satisfying customers who require that all of the components of our products be certified as conflict mineral free.

Risks Related to Tallwood

The Tallwood Group may exercise significant influence over us as a significant stockholder and holder of a right to elect the proportionate number of directors equal to its ownership interest in us.

As of September 26, 2014, the Tallwood Group beneficially owned 31.8% of our outstanding common stock. On September 29, 2014, the Tallwood Group purchased an additional 27,439,023 shares of our common stock in the Private Placement subsequent to the end of the third quarter of 2014, which increased its beneficial ownership interest to 42.5%, based on 138,917,806 shares of common stock outstanding as of September 29, 2014, after giving effect to the Private Placement. After the Rights Offering is completed, we expect the Tallwood Group to beneficially own a total of 86,494,521 shares. Depending on the rate at which stockholders exercise their basic subscription rights in the Rights Offering, the Tallwood Group is expected to own between 30.5% and 52.0% of our total issued and outstanding common stock.

We are also party to a stockholder agreement with the Tallwood Group, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Group, voting, registration rights and other matters. Subject to certain exceptions, the Tallwood Group is permitted under the terms of the Stockholder Agreement to maintain their ownership interest in us in subsequent equity offerings. Given their ownership interest in us, the Tallwood Group may have the ability to control or significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Group may also have interests that diverge from, or even conflict with, our interests and those of our other stockholders. In addition, the Certificate of Designation of our Series A Preferred Stock provides that, so long as the holder of the Series A Preferred Stock beneficially owns at least 35% of our outstanding common stock, the Tallwood Group has the right to nominate and elect three directors. Certain voting restrictions in the Stockholder Agreement that require the Tallwood Group to vote all shares owned by it in excess of 37.5% of the outstanding voting shares in the same proportion as the votes of all stockholders that are not affiliated with the Tallwood Group will expire five years after the Rights Offering. At that time, the Tallwood Group may own a majority of the outstanding voting shares, which will give the Tallwood Group the ability to control our board and votes of stockholders or make changes in the business or governance of our company, which could have a material adverse effect on the other stockholders. Even if the Tallwood Group does not own a majority of the outstanding voting shares, its substantial holdings may give it effective control of the affairs of our company because it may own a majority of the voting shares that actually vote at any meeting or consent of the stockholders.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Group.

We are unable to predict the potential effects of the Tallwood Group’s ownership of our outstanding common stock on the trading activity in and market price of our common stock. Pursuant to the Stockholder Agreement, we have granted the Tallwood Group and their permitted transferees’ registration rights for the resale of all shares of our common stock the Tallwood Group holds now or purchases in the Rights Offering or the Standby Purchase. Any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Group or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.

Stockholders may not want to invest in our company given the significant ownership of our common stock by the Tallwood Group.

The Tallwood Group’s ownership of our common stock may delay, deter, or prevent acts that would be favored by our other stockholders and its interests may not always coincide with our interests or the interests of our other stockholders. In addition, the Tallwood Group may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with a significant stockholder.

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

IKANOS COMMUNICATIONS, INC.

Dated: November 10, 2014	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Principal Executive Officer)

Dated: November 10, 2014	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Principal Financial and Accounting Officer)

IKANOS COMMUNICATIONS, INC.

EXHIBITS TO FORM 10-Q QUARTERLY REPORT

For the Quarter Ended September 28, 2014

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