Form 10-K
period 2014-12-28
IKANOS COMMUNICATIONS, INC.
filed 2015-03-20
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014
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
None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☒
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant as of June 29, 2014 (the last day of Registrant’s second quarter of fiscal 2014), was approximately $20,637,841 based upon the June 27, 2014 closing price of the Common Stock as reported on The NASDAQ Capital Market. Shares of Common Stock held by each executive officer and director and by each person who owns more than 5% of the outstanding Common Stock have been excluded in that such persons may be deemed affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 16, 2015, there were 17,025,718 shares of the Registrant’s common stock, par value $ 0.001, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The Registrant has incorporated by reference into Part III of this Annual Report on Form 10-K portions of its Proxy Statement to be filed with the Securities and Exchange Commission in connection with the Registrant’s 2015 Annual Meeting of Stockholders.

IKANOS COMMUNICATIONS, INC.

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K, particularly in the sections entitled “Business,” “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statements that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our need for capital and ability to continue as a going concern; our utilization of a revolving credit facility; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from older products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and our accounting policies and disclosure controls.
The foregoing factors should not be construed as exhaustive and should be read together with other cautionary statements included in this Annual Report on Form 10-K, including under the caption “Risk Factors” in Item 1A. Moreover, we operate in a very competitive and rapidly changing environment in which new risks emerge from time-to-time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. If one or more events related to these or other risks or uncertainties materialize, or if our underlying assumptions prove to be incorrect, actual results may differ materially from what we anticipate. Except as required by law, we undertake no obligation to publicly update any forward-looking statements for any reason after the date of this Annual Report on Form 10-K to conform these statements to actual results or to changes in our expectations.
In this Annual Report on Form 10-K, references to “Ikanos,” “we,” “us,” “our,” or the “Company” mean Ikanos Communications, Inc. and its subsidiaries, unless otherwise indicated or the context otherwise requires.
Ikanos Communications, Ikanos and the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, inSIGHT BXM, Ikanos NodeScale, and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications, Inc.

ITEM 1.	BUSINESS
The following information should be read in conjunction with audited consolidated financial statements and the notes thereto included in Part II, Item 8 of this Annual Report on Form 10-K.
Overview
We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. Our broadband multi-mode and digital subscriber line (DSL) processors and other semiconductor offerings power carrier infrastructure (referred to as Access) and customer premises equipment (referred to as Gateway) for network equipment manufacturers (NEMs) supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers (DSLAMs), optical network terminals (ONTs), concentrators, modems, voice over Internet Protocol (VoIP) terminal adapters, integrated access devices (IADs), and residential gateways (RGs). On September 29, 2014, we entered into a collaborative arrangement with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations, collectively known as “ALU”) on the development of ultra-broadband products.  We expect this collaboration to not only help increase our share of the broadband Access market, but to also positively impact our global carrier engagements as well as Gateway OEM interest in our products and technology. Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America.
Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly-scalable. Our expertise in the integration of our digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We have released VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the connected home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance Access and Gateway chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our next generation G.fast products for the ultra-broadband market are currently in development and will be designed to achieve speeds up to a gigabit per second (1Gbps or 1,000 Mbps). We also offer a line of multi-mode communications processors (CPs) for RGs that can support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and LTE. In addition to our DSL and RG processors, our product portfolio also includes inSIGHT BXM software (inSIGHT), an innovative software suite of Gateway-based diagnostics and analytics software products.
Our semiconductor customers consist primarily of NEMs, original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), and include vendors such as Sagemcom Tunisie (Sagemcom), Askey Computer Corporation (Askey), NEC Corporation (NEC), and AVM Computersysteme Vertriebs GmbH (AVM). Our products are deployed in the networks of telecom carriers such as AT&T Inc. (AT&T), Bell Canada, KDDI Corporation (KDDI), Nippon Telegraph and Telephone Corporation (NTT), and Orange S.A. (formerly known as France Telecom) (Orange). In the last three years, we believe our products were deployed by geography as follows: the Americas, Europe, Asia, and Japan were 9%, 38%, 26%, and 27% in 2012, respectively; 15%, 56%, 18%, and 11% in 2013, respectively; and 21%, 53%, 5%, and 21% in 2014, respectively.
We are a fabless semiconductor company with design and development personnel in Fremont, California, Red Bank, New Jersey, and Bangalore, India and sales and application personnel in Europe, Asia and North America. Our headquarters are in Fremont, California and we had 235 employees globally as of December 28, 2014.
Market Opportunities for Service Providers
The growth of the Internet, the proliferation of advanced digital video and multimedia websites and service offerings, and the advancement of communications infrastructure have fundamentally changed the way people work, shop, entertain themselves, and communicate. According to Broadbandtrends, by 2019 the world’s broadband subscriber base is expected to be approximately 850 million users. We believe a majority of these users will be using DSL either over copper or a combination of copper and fiber. To remain competitive, DSL service providers must deliver higher bandwidth, both downstream and upstream, to enable customers to access exciting, new, and advanced services as well as generate new revenue streams. Today, these services include access to advanced digital media, video communications, and interactive broadband applications, including, among others:

•	Over-the-Top (OTT) content;

•	High definition television (HDTV);

•	Ultra high definition television (UHDTV);

•	Internet protocol television (IPTV);

•	Video on demand (VOD);

•	Distance learning;

•	Telemedicine/eHealth;

•	Sending and receiving advanced digital media such as music, photos, and video;

•	Video conferencing;

•	Video surveillance;

•	Smart energy and home automation;

•	Streaming video and audio;

•	Multi-play gateways offering multi-screen viewing in the house;

•	Online gaming and game hosting; and

•	VoIP.
To effectively deliver these media-intensive services bandwidth of up to a gigabit per second is necessary. There are two major trends contributing to the demand for increased bandwidth. The first is OTT streaming of premium content, by providers such as Netflix, and the transition to higher resolution content of the 4K UHDTV and 8K UHDTV video formats. While this type of higher resolution content is not yet mainstream, telecom service providers understand the need to prepare their networks in advance for supporting these formats. The second trend is the rapid growth of cloud delivery and storage infrastructure for personal media. As cloud-based applications and storage continue to increase, uploads of user-generated content for access anywhere on any device becomes more important for consumers. We believe the popularity of applications such as Apple’s iCloud service and Google Drive are strong indicators of market direction.
Additionally, users are increasingly creating, interacting with, and transmitting video from their homes over multiple devices, including smart phones, tablets, and other network-connected devices. As a result, the ability to transmit information both upstream and downstream has become equally important to consumers. For example, use of websites like YouTube, Skype, Snapchat, and Instagram have increased bandwidth requirements for both upstream and downstream transmissions from the home as users share and view content. As data and media files increase in size and overall bandwidth demand pushes existing limits, carriers look for ways to expand their capacity and high speed service capabilities to maintain their customer bases and attract new customers.
Service providers can use a variety of network architectures to address this increased demand for bandwidth. DSL connectivity continues to constitute the majority of broadband infrastructure globally. In addition, fiber-to-the-node, fiber-to-the-curb, fiber-to-the-building, fiber-to-the-distribution-point, and other topologies in the hybrid-fiber-copper network, collectively referred to as FTTx, where telecommunication service providers (telcos) lay fiber deeper into the network, but not to the customer’s premises, use copper infrastructure and VDSL2 to cover the “last mile” to connect to the customer’s premises. With the recent ratification of the G.fast standard, the latest node in the evolution of high-speed broadband over copper networks, this trend is expected to continue, enabling telcos to offer speeds reaching a gigabit per second.
While fiber deployments are on the rise globally, many service providers have preferred a hybrid approach that combines fiber backbone networks with copper as the last mile delivery approach. FTTx architecture is chosen because replacing an existing network with fiber is costly and time-consuming, and the connection to customer premises is expensive and not easily scalable. According to telecom analysts quoted by Bloomberg Business Week, the cost associated with wholesale replacement of copper with fiber and extending it all the way to the home (FTTH) can be as much as $4,000 per household. These costs do not include the full cost of Access equipment upgrades and other necessary fiber-related infrastructure improvements, and vary based on geography and telco infrastructure in a given region.
In contrast, using a combination of fiber and copper, in conjunction with VDSL technology, gives service providers a cost effective solution for delivering the required bandwidth to enable today’s media-intensive applications and services in the home. AT&T has estimated that the cost per household of deploying a DSL-based solution in the last mile is approximately $300.
According to the International Telecommunication Union Telecommunications Standard Sector (ITU-T), there are over one billion residential copper lines deployed worldwide today representing a multi-billion dollar infrastructure investment. DSL continues its momentum allowing the world’s top carriers to leverage this existing infrastructure and offer high speed internet and value-added services, particularly as new types of FTTN technology deliver on the promise of data rates greater than 100Mbps for long loops, and the promise of the next generation of copper-based infrastructure, G.fast, which will deliver up to 1Gbps service for loops in the range of approximately 100 meters. One of the key market trends in xDSL broadband services is the transition from ADSL to VDSL and VDSL2 with vectoring. Vectoring is the latest technology in the VDSL standard in which the crosstalk noise across adjacent copper lines is canceled, thereby significantly increasing the data throughput supported on those lines. Vectoring technology is quickly becoming an integral part of new VDSL deployments, and is a required feature in the new G.fast standard.
Broadband Competitive Landscape
A key driver for telcos to adopt advanced DSL technologies is the competitive landscape driven by existing cable television infrastructure, where those services are also available locally. The following table illustrates the upstream and downstream speeds each DSL technology offers.

DSL Version	Max Downstream Speed	Max Upstream Speed
ADSL	7Mbps	800Kbps
ADSL2	8Mbps	1Mbps
ADSL2+	24Mbps	1Mbps
SHDSL	5.6Mbps	5.6Mbps
VDSL	55Mbps	15Mbps
VDSL2	100Mbps	100Mbps
VDSL2 with Bonding	150Mbps*	150Mbps*
Vectored VDSL2	200Mbps*	100Mbps*
Vectored VDSL2 plus 2-line Bonding	400Mbps**	200Mbps**
G.fast	Up to 1 Gbps***	Up to 1 Gbps***
Source: Broadbandtrends LLC

*	Ikanos Internal Testing

**	Ikanos estimates

***	Aggregate data rate (Downstream+Upstream) of 1Gbps
Higher data rates supported by the latest Data Over Cable Service Interface Specification (DOCSIS) standard have enabled MSOs to strengthen their position and grow their subscriber base, particularly in the U.S., in parts of Europe, and in Japan. We believe this dynamic exerts pressure on the telcos to remain competitive by accelerating the adoption of higher speed DSL with vectoring, which should create strong demand for future G.fast capable devices.
A key advantage that DSL service has over cable broadband delivery is that DSL is a dedicated point to point connection offering full bandwidth, while cable users share the available bandwidth over the entire local network medium. As a result, as residential density increases or bandwidth consumption increases, the quality of service for cable users will decline. In contrast, DSL subscribers have dedicated lines and bandwidth, and therefore are not impacted by other subscribers’ broadband usage. While FTTH deployments offer higher bandwidth in the one gigabit per second range, few carriers have undertaken this deployment strategy across the entire customer base because it is very expensive and instead rely on a hybrid strategy of fiber to the node and DSL to the home. Both the ITU-T and Cable Television Laboratories, Inc. (CableLabs) standard bodies have recently pushed forward with their standardization efforts to offer gigabit speeds for telecom and MSOs, resulting in new standards (G.fast for DSL and DOCSIS 3.1 for cable). The technological evolution of a copper-based solution is expected to continue towards 1 Gbps as demonstrated by recent carrier and OEM announcements about G.fast trials taking place around the globe.
Our Target Markets
We address two primary markets with our products: the broadband DSL market and the communications processor market. In these markets, we sell our products primarily to service providers through the OEMs, ODMs, and CMs that supply them, with the exception of inSIGHT, which we expect to sell directly to service providers.
Carrier-focused DSL -- Service providers use DSL-based technology to enable the cost-effective provisioning of advanced digital media, video, communications, and interactive broadband applications including broadcast television, OTT media, HDTV, UHDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting, and VoIP, as well as traditional telephony services.
One of the relatively new segments of the DSL market is fiber-to-the-distribution-point (FTTdp). This configuration is typically deployed in scenarios where carriers extend the fiber line very close to a customer's home, but are unable to carry it inside the home for various reasons. The copper loop length in these deployments is typically 200 meters or less, and as such, carriers expect to achieve higher data rates than their typical deployments. Our Vx585, which is currently sampling to customers, and our Vx185 families, which are currently shipping and contain our innovative Fusiv® architecture and a high performance DSL engine, are well suited for offering these higher data rates, capable of reaching an aggregate data rate of 300Mbps up to 200 meters.
Residential Gateways -- Consumers demand a wide array of offerings from their service providers. Consumers want to be able to access OTT, VoIP telephony, IPTV, wireless connectivity, personal video recorder (PVR) services, security, file and photo sharing, gaming, and a host of other advanced offerings. However, service providers face a significant challenge delivering those offerings to multiple devices in the home simultaneously. Not only is there a greater need for bandwidth, but service providers also need to provide an end-user device that has the processing power to handle new services while managing their operating expenses. Our communications processor products help service providers meet this need.
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
Our communications processors are designed to be the heart of the residential gateway which we believe is poised to become the centerpiece of the connected home. Whether the access infrastructure is copper, fiber, or wireless, the residential gateway, and the communications processor that powers it, must have robust performance to distribute bandwidth intensive services with appropriate security and other functionality. We intend to continue to adapt our product lines to address new markets and develop additional products specifically for those markets.
Diagnostics and Analytics Software -- As telcos offer higher speed broadband connectivity and enable more service and functionality to their subscribers, the cost of maintaining and supporting their infrastructure and these new services continue to rise at a rapid rate. As such, the ability to monitor the service delivery network, and identify causes of issues as they arise in real time is becoming more and more important. Ikanos’ inSIGHT software suite is designed to address these issues, enabling telcos to identify line impairments and noise issues quickly and with a high degree of accuracy, often without the need for sending a technician to the customer's home. In addition to identifying and determining the cause of network problems, inSIGHT offers certain software modules that allow telcos to monitor data traffic usage on a subscriber basis, which in turn can enable a range of applications including data-cap monitoring, traffic flow optimization, and parental control.
Ikanos Solutions -- DSL Processors for the Access and Residential Gateways
We have developed semiconductor products using our proprietary design techniques, specific purpose digital signal processor, and advanced mixed-signal design capabilities. Our DSL processors are used in a range of carrier solutions and devices in the connected home and offer the high performance, flexibility, and scalability needed to enable advanced services including multi-play, IPTV, security, eHealth, and home automation.
Our products form the basis of communications systems that are deployed by service providers in their infrastructure, as well as in the home, to enable subscribers to access data, voice, and video. We offer highly programmable products that support the multiple international standards used in broadband deployments worldwide, including ADSL, ADSL2, ADSL2+, VDSL, VDSL2, vectoring, and bonding. In addition, our products are equipped to handle high-speed Ethernet interfaces and provide wire-speed switching performance for FTTH, fixed wireless access, and cable deployments.
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

Our Products
We offer multiple product lines that are designed to address different segments of the communications processor and the high-speed broadband DSL markets. Service providers and OEMs choose our semiconductors from these multiple product lines based on a variety of factors such as the design of their networks, the distance between the fiber termination point and the customer premises, the technology that they want to deploy, the services that they want to offer, and system design constraints such as performance, density, and power consumption. By choosing our products for their hybrid fiber/xDSL networks, service providers are able to utilize their existing broadband infrastructure and maximize the return on their capital investments. We continue to invest in research and development efforts to maintain our technology leadership and innovation. We are currently in development of our next generation G.fast Access products. Our product portfolio will continue to include new products that are aligned with major trends and evolving standards.
DSL Processors for a Range of Access and Gateway Devices
Our families of DSL processors are designed for a range of devices that deliver high-speed access to the connected home. We believe our end-to-end solutions, while compliant with industry standards, provide a superior consumer experience and create opportunities for carrier service differentiation.

•
Fusiv Vx180 is an integrated communications processor that features a MIPS-based CPU core, VoIP capabilities, security, and best-in-class QoS. It includes a multi-mode VDSL2 data pump that is backward compatible to ADSL2+, ADSL2, and ADSL for flexibility across a range of service provider deployments. The product easily integrates with home networking technologies such as 802.11a/b/g/n. The Fusiv Vx180 offers two IFE options. The IFE5 supports up to the 30a profile with 100Mbps upstream and 100Mbps downstream performance. The IFE6 (integrated front end and line driver) supports up to the 17a profile and fall back to ADSL, ADSL2, and ADSL2+. This product family is currently shipping.

•
Fusiv Vx185 and Vx183 family of chipsets are high performance G.Vector-compliant communications processors designed specifically for the next generation of service gateways in the home. This family of products employs an innovative distributed architecture that incorporates AP engines for data path functions, which is designed to ensure the maximum host CPU processing power is available for customer applications. The Vx185/183 are our currently shipping gateway processors that leverage the advancements from the previous Fusiv family, while adding more processing power and critical interfaces to form the foundation for next-generation residential gateways. The highest performance product in this new family, the Vx185-HP, provides leading edge processing power, high speed wireless LAN interfaces for dual-band concurrent 802.11n and 802.11ac, VoIP, multi-mode bonded DSL, and security, while supporting carrier class QoS and gigabit wire-speed performance. The entire family of Vx185/183 chipsets supports all DSL with a seventh generation single integrated front end (IFE)—IFE7, including ADSL, ADSL2, ADSL2+, and all band plans of VDSL2, and further enhances IPTV and multi-play networks by being fully compliant with the ITU-T G.Vector standard. The Vx185 and Vx185-HP add support for VDSL2 bonding. This product family is currently shipping.

•
The Vx585 family, currently sampling, maintains the distributed architecture of the Vx185/183, while supporting an even higher level of performance with dual-core CPU architecture and additional, higher performance acceleration processor engines. With a combined DMIPS equivalence of approximately 16,000 for the highest performance member of the family, the Vx585-HP is one of the most powerful integrated DSL Gateway processors in the market. In addition, with the newly introduced offload engines for USB 3.0 and SATA interfaces, this new processor family offers very competitive NAS capabilities for local storage and cloud caching applications. A significant benefit for existing Fusiv customers is that the new chipset reuses the existing software for the Vx185/183, which has already been tested and successfully deployed on various carrier networks, facilitating customer time-to-market. The Vx585 family of processors was previously scheduled for production in 2014, but is currently scheduled to be production ready by mid-2015.

Our VDSL and ADSL chipsets for DSLAMs and other Access equipment include our Velocity family of products, including our Velocity-3 solution with Ikanos NodeScale™. Our Access solution includes the DSL digital signal processors and the analog front end and line drivers, as well, where appropriate, it is coupled with our vectoring engine chip.

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

•
The Velocity-3 solution is designed to provide full cancellation of crosstalk at the node level and full scalability to address various node sizes from 8 to 384 ports per node, while enabling easier deployment of vectored VDSL. Velocity-3 has one of the best rate-reach performances in the industry. We have demonstrated in carrier labs an aggregate of 150Mbps combined downstream and upstream performance, up to a distance of 500 meters in a 192-port DSLAM reference chassis. Velocity-3 started carrier and OEM trials in 2014 and continues into 2015.

In addition to all the products mentioned above, we also announced our Neos architecture in November of 2013. This architecture is the foundation for our next generation Access and Gateway products, currently in development, that are designed to be scalable, flexible, and capable of supporting the next node in the DSL standard evolution, called G.fast.
Gateway Processors
Our families of multi-mode Gateway processors complement our DSL broadband products and are designed to address a wide range of devices for value-added carrier services and high-speed access to the connected home. The Fusiv Multi-core Vx175 and Fusiv Vx173, and Fusiv Vx575 family, are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by our products. These products can support enhanced carrier services and multiple screen support in the home. With these dual-core products, MSOs, PON service providers, and manufacturers can build a wide range of devices including multi-play gateways, energy gateways, mobile broadband routers, optical networking terminals, network attached storage, and others. In the Vx175, the host cores provide 1GHz of processing power, while the Vx173 host cores support 800MHz of host processing power. This family of products can run femtocell stacks, VoIP, and a range of other computational-intensive tasks. In addition to the dual-core MIPS-based processors, the Vx175 and Vx173 also include hardware accelerator processors delivering up to an additional 4GHz of processing power to provide flexibility and improved performance. The accelerator processor implementation enables bi-directional gigabit routing performance while consuming a small fraction of the Fusiv’s processing power. This processor family is currently shipping.
The Vx575 family maintains the distributed architecture of the Vx175/173, while supporting an even higher level of performance with a dual-core CPU architecture and additional, higher performance AP engines. The new high performance USB 3.0 offload engines enable support for LTE performance up to Category 7 (400Mbps). In addition, the integrated SATA acceleration processor allows for high speed local storage access for NAS and cloud caching applications. The reuse of existing software of the Vx175/173, which has already been tested and successfully deployed on various carrier networks, facilitates customer time-to-market. The Vx575 family of processors was previously scheduled for production in 2014, but is now scheduled to be production ready by mid-2015.
Silicon Product Families
The following summarizes the product families and the associated key features:

Network Node	Processor Type	Product Family	Key Features
Gateway	Integrated DSL Gateway Processor	Vx58x	Dual-core, up to combined 2.4GHz, A/VDSL 30a, VDSL2 vectoring & bonding, up to 11 GHz of Fusiv acceleration processors, USB 3.0, SATA
		Vx185-HP	Single-core at 600MHz, A/VDSL 30a, VDSL2 vectoring & bonding, Fusiv accelerator processors, SATA, security
		Vx185	Single-core at 500MHz, A/VDSL 30a, VDSL2 vectoring & bonding, Fusiv accelerator processors, SATA, security
		Vx185-SE	Single-core at 500MHz, A/VDSL 30a, Fusiv accelerator processors, security
		Vx183	Single-core at 400MHz, A/VDSL 30a, Fusiv accelerator processors
	Multi-Mode Gateway Processor	Vx57x	Dual-core, up to combined 2.4GHz, up to 10 GHz of Fusiv AP, USB 3.0, SATA (expected to reach production in the second half of 2014)
		Vx175	Dual-core at combined 1GHz, Fusiv accelerator processors, SATA, security
		Vx173	Dual-core at combined 800 MHz, Fusiv accelerator processors
Access	DSL Processor	Velocity-1	100Mbps symmetrical bandwidth, 8, 12, 17, and 30 MHz VDSL2 profiles
		Velocity-3	150/50Mbps, Ikanos NodeScale vectoring and bonding, full crosstalk cancellation across all tones and all ports, scalable architecture supporting up to 384 channels per node
inSIGHT Monitoring and Diagnostic Software
inSIGHT represents an expansion of our product portfolio by offering software as a product sold directly to carriers. While competing products can identify customer problems and offer coarse solutions, our diagnostic tool finds the source of the problem to create actionable recommendations that reduce carrier operating expenses and improves the quality of the end customer experience. Through its unique capabilities, inSIGHT helps isolate the cause of outages and noise issues, enables customer self-service, reduces operating expenses from service calls, and locates service upgrade opportunities. inSIGHT consists of advanced DSP algorithms that leverage our underlying Gateway architecture to identify and address two types of issues:

•
Line impairments—A large portion of the service disruptions that result in technical support calls are a result of impairments in the subscriber’s copper line. inSIGHT is able to detect these impairments, which include wire cuts (either inside or outside the house), bridge taps, corroded cables, micro filter issues, and incorrect cable types.

•
Noise interference—There are a variety of noise sources inside or near the home that could result in interference on the copper line, adversely impacting the bandwidth and therefore the consumer experience. These sources could be generated by home appliances and equipment, such as a treadmill or a power line modem. Depending on the source, the noise type could be narrow-band, wide-band, or impulse. inSIGHT has the ability to detect and identify the type of noise, which is critical before the source can be identified.

In addition to the above two main categories, the inSIGHT feature set has been expanded to include analytics capabilities related to the data traffic at subscriber homes. Our inSIGHT monitoring and diagnostic software is currently in field trials and is now scheduled to be ready for production in the second half of 2015.
Key Features of Our Solutions
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
Advanced bonding capabilities. Service providers can utilize two pairs of twisted copper wires and offer their customers bonded DSL technology. Bonding technology leverages the existing copper infrastructure and allows for increased data rates, longer loop lengths, and increased reliability. Our flexible xDSL DSP core architecture is capable of supporting 17MHz bandwidth, 2-pair bonded configurations that enable cost-optimized products for fiber-to-the-building (FTTB), FTTN, and Access deployments. This enables carriers to achieve speeds of over 200Mbps at 500 meters when vectoring with our Ikanos NodeScale solution.
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
Highly programmable platform and integrated software. The broadband service delivery industry is very competitive, with every player in the ecosystem, from the ODM to the carrier, looking for ways to differentiate its products or services. Our processor software allows for increased flexibility and reuse in the design of modems, Gateways, and other devices, which we believe allows our customers to expedite time-to-market for their new generations of products. The advanced Linux-based software we utilize enables NEMs to jump start their development processes. Our software incorporates routing, bridging, a complete VoIP stack, packet classification, marking, bandwidth management, and fast-path assisted QoS functions designed to deliver better performance and drivers. Our software enables manufacturers to reduce product development cycles, rapidly prototype, and quickly enter production with products ranging from simple modems to sophisticated gateways. Our flexible software architecture provides OEM customers with the ability to design this equipment with a variety of transport methodologies—or multiple methodologies—including Ethernet, xDSL, fixed wireless gateways, and PON. Using industry standard application programming interfaces (APIs) we enable our OEM customers and independent software design house partners to port their own unique applications to our hardware platform, without having to develop the low-level operating system functions or device-driver optimizations. This level of separation and hardware abstraction allows us to incorporate our expertise and know-how in the underlying architecture, while in parallel facilitating application customization and feature differentiation for our partners and customers.
High-performance DSP and advanced algorithms. Communications algorithms are sophisticated techniques used to transform signals between digital data streams and specially conditioned analog signals suitable for transmission over copper lines. It is critical that the DSP execute advanced algorithms in real time in order to reliably transmit and receive signals at high-speed transmission rates. We have designed high-performance, low-power usage DSPs for high transmission rate applications that utilize our proprietary integrated firmware. Our processing algorithms enable reliable transmission and recovery of signals at high-speed transmission rates over the existing copper lines even under noisy signal conditions. We believe the combination of speed and programmability of our DSP and our advanced algorithms provides us an important competitive advantage. In addition, our high performance DSPs play a crucial role in our new inSIGHT software that assists carriers in identifying line faults and noise patterns inside or near our Gateway devices. Using our high performance DSP engines and unique fault and noise detection algorithms, we are able to identify line integrity issues and noise sources locally on the Gateway devices, instead of transmitting a large amount of raw data to the cloud for network-based processing.
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
Key Benefits of Our Technology for Our Customers
Enabling the delivery of a broad range of high speed broadband services. Our products provide high-speed transmission rates of up to 300Mbps, expected to grow to gigabit speeds with our next generation G.fast products, downstream and upstream combined, on a single copper pair of telephone lines. These transmission rates enable service providers to deliver a broad range of enhanced services to customers, including advanced digital content delivery, communications, and interactive broadband applications, such as broadcast television, HDTV, IPTV, VOD, interactive television, peer-to-peer file sharing, sending and receiving advanced digital media, video conferencing, video surveillance, streaming audio and video, online gaming, game hosting, and VoIP, as well as traditional voice telephony services.
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
Turning technology into solutions for carriers. We strive to ensure that our current and future products and services strategy aligns with key market trends. One of the major trends in the industry today is the transition from ADSL to VDSL and VDSL with vectoring to offer higher bandwidth. As a result, carriers are focusing on deploying vectoring both in greenfield (new) and brownfield (existing) deployments. Our product portfolio encompasses a complete vectoring deployment strategy for carriers that is intended to address these practical issues. We expect that our unique Ikanos NodeScale vectoring capabilities will offer an industry-leading rate-reach performance so that carriers can maximize their return on investment. We also offer a vector-friendly software upgrade for the existing installed base of Gateway products that is downloadable in the field to ensure successful brownfield deployments.
End-to-end products. We offer semiconductors for both Access and Gateway to deliver seamless interoperability. Our products are compliant with industry standards, and we believe the availability of our end-to-end products offers carriers opportunities for added differentiation. Our Access and Gateway products, including our Ikanos NodeScale vectoring platform, are compatible with products of other vendors.
Proven technology. To date, we have shipped nearly half a billion ADSL and VDSL CPE and CO ports. Our products are deployed or are in field testing at leading service providers worldwide such as AT&T, Belgacom Group (Belgacom), Bell Canada, Koninklijke KPN N.V. (KPN), KT Corporation (formerly, Korea Telecom), NTT, Orange, Swisscom AG, Telecom Italia S.p.A., and Telefónica, S.A. Our semiconductors have been designed into systems offered by leading network OEMs including: Alcatel-Lucent, Arcadyan Technology Corporation, Askey, AVM, Cisco Systems, Inc., Flextronics Manufacturing (H.K.) Ltd. (Flextronics), Motorola, Inc., Pace plc, Paltek Corporation (Paltek), Sagemcom, and Xavi Technologies Corp. Our OEM customers and their client service providers conduct extensive system-level testing and field qualification of new semiconductors (generally over a six- to 18-month period) to ensure that they meet performance, standards compliance, and stability requirements before approval for mass deployment.
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
Our Strategy
Our objective is to become the leading provider of semiconductor products for the universal delivery of next-generation broadband services that transform the way people work, live, and play. We intend to continue to develop highly programmable solutions that deliver multi-play and interactive services over broadband using copper telephone lines and fiber that distribute these services to the connected home. The principal elements of our strategy are:
Continuous innovation. We have achieved a leadership position in deploying semiconductor solutions for the high-speed broadband market as well as the multi-play residential gateway markets. With respect to discrete multi-tone (DMT) based VDSL, we have been a leader in the development of standards for broadband over copper lines and our products are compliant with those standards. We continue to develop new technologies, such as bonding, Ikanos NodeScale vectoring, and inSIGHT, to extend and monitor our customers current broadband infrastructure as well as offer new customers cost-effective products to deliver high-speed broadband. Our solutions enable speeds of up to 300Mbps aggregate throughput on a single copper pair, expected to reach 1 Gbps with our next generation G.fast solutions, which will allow carriers to offer a wide variety of multi-play services. We intend to continue to drive the development of new standards for FTTB, FTTN, FTTdp, FTTH, and home networking through our involvement in a range of industry groups and continue to develop innovative products for these markets.
Key Ecosystem Partnerships - Strategic Relationship with Alcatel-Lucent. On September 29, 2014, we announced a collaborative arrangement with Alcatel-Lucent on ultra-broadband products. We anticipate that the collaboration will have a material positive impact on our future operations. Our expectation is that by leveraging the innovation and technical expertise of both companies, we will be able to offer differentiated ultra-broadband products, including G.fast solutions, to our entire customer base targeting the growing gigabit broadband market in a range of port configurations and deployment scenarios. As telcos plan their transition to VDSL, vectoring, and G.fast for faster broadband service to their subscribers, we believe the timing for these ultra-broadband products is aligned with the needs of the market.
We executed a term sheet which outlines certain requirements, deliverables, milestones, payments, and other funding under the collaborative arrangement as well as certain pricing terms pursuant to which Alcatel-Lucent would purchase products from us. While the term sheet is, for the most part, binding, the terms of the collaboration are expected to be further detailed in one or more definitive agreements, and entry into such definitive agreements is one of several conditions necessary in order for us to receive almost all of the payments and other funding.
Alcatel-Lucent and Ikanos have a history of collaboration dating back to the mid-2000’s, where the Alcatel-Lucent 7330 ISAM product used an Ikanos (Conexant) chipset for deployments in a wide range of global carriers, including AT&T and Bell Canada. Many of those devices are still in use today. We believe that our new collaboration with Alcatel-Lucent will be an opportunity for us to renew our relationship as a key supplier to Alcatel-Lucent, and will strengthen our position in the xDSL Access market.
We believe the collaboration will enable us to increase our share in the Access market. Should Alcatel-Lucent decide to deploy products resulting from our collaboration, we believe our Gateway products will also benefit as a result of carrier interest in minimizing interoperability risk when deploying new gear in consumer homes. In addition, end-to-end products from a single silicon vendor also provide an additional opportunity for customized features which allow carriers to differentiate the services they offer their customers.
Expand our product portfolio for new markets. Today, our products target broadband DSL deployments and unique services in the home, as well as software to monitor and maintain those deployments. Our communications processors can support a wide range of broadband access, including cable, wireless broadband, PON, Ethernet, and gigabit Ethernet. We also have products that complement these offerings and provide enhanced voice processing, wireless networking, and other capabilities. As consumer demand for higher bandwidth continues to increase, we are aligning our product roadmap to meet these demands. As such, we have demonstrated, using our existing products, 300Mbps aggregate bandwidth on a single copper pair to address carrier interest in short-loop FTTdp deployments. This also provides a stepping stone towards our next generation G.fast products, which will be designed to support a range of speeds up to 1 Gbps, depending on distance and line quality. We expect to expand our product portfolio to include additional broadband technologies to address incremental market opportunities, as well as add new communications processors and broadband DSL devices to further strengthen our position in core markets. In addition, we plan to expand our capabilities in enabling improved consumer quality of experience through inSIGHT and other similar future products.

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
We believe several key geographic areas that will be important in the transition from ADSL to VDSL, and therefore, key target areas for our business include India, China, South America, and Australia. We are working with local carriers, as well as key ecosystem participants in these markets to establish our value proposition and work to ensure that we will be a part of the expected growth in these geographies over the next several years.
In addition to our expansion efforts on the DSL side, we are also working on expanding our presence in other market segments deploying LTE networks by offering customers our gateway processors. Our ability to support both DSL and non-DSL networks is very attractive to OEMs who want to leverage a single platform to address multiple networks for their value-added services.
Customers and Service Providers
Customers
The markets for systems utilizing our products and services are mainly served by large OEMs, ODMs, and CMs. We market our products to service providers, but we primarily sell our products to equipment suppliers, with the exception of inSIGHT, which we will sell directly to service providers. In the past, we have derived a substantial portion of our revenue from sales to a relatively small number of customers. While we expect this trend to continue in the short-term, we are working to expand our customer base. In addition, expanding our product portfolio with new products including inSIGHT, the Vx585 family, and Velocity-3 should also help reduce our reliance on a small number of customers.
During 2014 Sagemcom, Amod, and Paltek accounted for 29%, 22%, and 16% of our revenue, respectively. During 2013, Sagemcom, Askey, AVM, and Paltek accounted for 24%, 14%, 11%, and 10% of our revenue, respectively. During 2012, Sagemcom, Askey, and Flextronics accounted for 19%, 13%, and 12% of revenue, respectively. (Amod is a distributor whose purchases from Ikanos are contracted to its end customer Askey while Askey is a contract manufacturer for Sagemcom.)Historically, substantially all of our sales have been to customers outside of the United States. Sales to customers in Asia accounted for 60% of revenue in 2014, 57% of revenue in 2013, and 68% of revenue in 2012. Sales to customers in Europe and North Africa accounted for 38% of revenue in 2014, 39% of revenue in 2013, and 29% of revenue in 2012.
We have a growing design win pipeline. We define a design win as having achieved one of the following: (i) a potential customer who has signed a memorandum of understanding or definitive agreement with us indicating their intention to design our product into its product portfolio; (ii) a customer has placed a prototype purchase order with us for at least 100 units; or (iii) a customer has provided us with a written intent to award a design to us with a specific carrier or end customer. Although not all design wins are expected to reach production, for the Vx185/3 and Vx175/3 processors, we have secured over 20 design wins, with half expected to reach production during the latter half of 2015. We also have several alpha customers expecting to sample our Vx58x/Vx57x processors when available.

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
In parallel, our engineers help our customers with the design and review of their system designs. Our application engineers and field application engineers help customers’ engineers design their systems by providing the necessary reference designs, Gerber files, schematics, datasheets, sample firmware, and other documentation. By doing this, we assist our customers and the service providers they serve in meeting their deployment requirements. Once the hardware incorporating our chipsets is built by our customers, we work closely with the customers’ engineers to integrate our firmware into their systems through site visits and extensive field testing, which may include inter-operation with legacy equipment already deployed. This entire qualification cycle may take six to 18 months depending upon the region, service provider requirements, and deployment plans.
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
Competition
The semiconductor industry generally and the broadband communications market specifically are intensely competitive. In the xDSL and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Cavium, Inc., Cortina Systems, Inc., Huawei, Lantiq Deutschland GmbH (which recently announced a definitive merger agreement with Intel Corporation), Marvell Technology Group Ltd., M/A-COM Technology Solutions Holdings, Inc., PMC-Sierra, Inc., Metanoia Communication, QUALCOMM Incorporated, Realtek Semiconductor Corp., Sckipio Technologies, and MediaTek Inc. We may not be able to compete effectively against current and potential competitors, especially those with significantly greater resources and market leverage. Our competitors may be able to adopt more aggressive pricing policies and devote greater resources to the development, promotion, and sale of their products than we can. In addition, new competitors or alliances among existing competitors could emerge. Competition has resulted, and is expected to continue to result, in declining average selling prices for our products and market share. However, we believe that our products are not easily interchangeable with the products of our competitors, due to the level of collaboration in product design and development that is typically demanded by our customers from the earliest stages of development. But nevertheless, we must constantly maintain our technology developments in order to continue to achieve design wins with our customers.
We also consider other companies that have access to broadband or communications processing technology as potential future competitors. In addition, we may also face competition from newly established competitors, suppliers of products based on new or emerging technologies, and customers who choose to develop their own technology.
While the competitive landscape could continue to get more crowded, we believe that we are well positioned to compete favorably in the market, given our strong brand, our existing OEM and carrier relationships, our patent portfolio, our strong engineering team that continues to bring innovative and leading edge technology to market in products such as Velocity-3 and inSIGHT. In addition to performance, we believe our unique architectural and algorithmic qualities differentiate our solutions, resulting in superior scalability, robustness, and ease of deployment. By utilizing our inSIGHT diagnostic and monitoring capabilities, we believe our chipsets and software are uniquely differentiated from other silicon vendors in bringing significant operational cost savings to carriers and improved quality of experience to the subscriber.
Research and Development
Our research and development efforts are focused on the development of advanced semiconductors and related firmware. We employ experienced engineers who have significant expertise in interactive broadband and communications processing technologies. These areas of expertise include communication systems, system architecture, digital signal and communications processing, data networking, analog design, digital and mixed signal, very large scale integration development, firmware development, reference boards, and system design. In addition, we work closely with the research and development teams of our OEM customers and service providers. Our research and development expense was $48.1 million in 2014, $51.1 million in 2013, and $57.5 million in 2012.
Manufacturing
We are a fabless manufacturing company that utilizes our foundry partnerships to produce our semiconductor products, allowing us to focus our resources on value-added chip integration, intellectual property and software development, and advanced reference designs for the system-level solutions we provide. This manufacturing model provides us with access to the latest semiconductor processes, leveraging industry standard learning curves for cost, performance, and yields, and reduces our overall capital investment, as well as operating and support costs.
Our integrated circuits use semiconductor lithography nodes from 350nm silicon germanium (SiGe) for our line drivers, to 65nm Mixed Signal Complementary Metal Oxide Semiconductors (CMOS) for our analog front end products, to 40nm CMOS for our VDSL DSP and baseband product solutions. Development efforts are underway on our next generation CPE and CO products that will utilize the state of the art 16nm FinFET technology node. We have adopted a “fast follower” manufacturing strategy designed to ensure that each technology node is fully debugged and matured before committing our designs to production. We believe this approach reduces our cost associated with intellectual property development, test chips, design rule updates, and circuit re-spins, as well as the overall debugging efforts indicative of new process deployments.
We utilize the following third-party foundry partners:

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
We utilize the following third-party backend manufacturing partners:

•	Advanced Semiconductor Engineering, Inc. (ASE) in Taiwan and Singapore

•	Amkor Technology Inc. in the Philippines

•	King Yuan Electronics Co., Ltd. (KYEC) in Taiwan

•	STS (Science Technology Society) Semiconductor in Korea
Operations
In 2012, we expanded our outsourcing model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a Master Services and Supply Agreement (Service Agreement). Pursuant to the Service Agreement, which will expire in October 2015, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day basis.
We maintain direct foundry and backend manufacturing support for our new product development efforts, including product and test engineering, as well as supply chain management designed to ensure timely new product releases and production ramps. This direct support allows us to work directly with our manufacturing partners to increase yields, lower manufacturing costs, and improve overall product quality faster than would be afforded alone. We maintain all responsibility for our manufacturing strategy, product flow, factory mix, customer quality, and capital purchasing decisions.
All our products are tested to ensure compliance with their respective data sheets after they are packaged or assembled. We ensure optimized test capacity and cost by purchasing some testers directly and consigning these testers to our manufacturing partners. Since these testers are industry standard platforms and complement the existing tester installed base of our manufacturing partners, there is great synergy and leverage for maintenance and support costs, keeping our overhead at a minimum. The use of consigned standard testers provides the lowest overall cost for test, while maintaining common hardware that can be used directly with our partner’s non-consigned equipment as needed for extra capacity.
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
As of December 28, 2014, we had over 310 patents issued in the United States and more than 44 companion patents issued in foreign jurisdictions, primarily in Japan, China, Taiwan, and the United Kingdom. We also have more than 52 patent applications pending in the United States and approximately 129 patent applications pending in foreign jurisdictions. Our patent and patent applications cover features, arts, and methodologies employed in each of our existing product families, including G.fast, FTTdp, VDSL with vectoring (G.Vector), VDSL2, ADSL2+, ADSL2, ADSL, and SHDSL, as well as inSIGHT. The expiration dates range from 2015 through 2032. We continue to actively pursue the filing of additional patent applications.
We claim copyright protection for the documentation used in our products and for the firmware and software used in our products. Ikanos Communications, Ikanos and the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, inSIGHT BXM, Ikanos NodeScale, Neos, and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications.
Employees
As of December 28, 2014, we had a total of 235 full-time employees, of whom 178 were involved in research and development and 54 in sales, marketing, operations, finance, and administration. None of our employees is represented by a labor union. We have not experienced any work stoppages and believe that our relationship with our employees is good.
Backlog
Our sales are made pursuant to short-term purchase orders which, we believe, are not a reliable indicator of quarterly sales and sales trends.
Executive Officers of the Registrant
The following table sets forth the names, ages, and positions of our executive officers as of February 20, 2015:

Name	Age	Position
Omid Tahernia	54	President and Chief Executive Officer
Dennis Bencala	59	Chief Financial Officer and Vice President of Finance
Debajyoti Pal	56	Chief Technology Officer and Senior Vice President
Jim Murphy	60	Vice President, Worldwide Human Resources
Stu Krometis	55	Vice President, Worldwide Sales
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
Risks Related to an Investment in Us
We have a history of losses, and future losses or the inability to raise additional capital may adversely impact our ability to continue as a going concern.
Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 28, 2014, included in this Annual Report on Form 10-K, contains an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $369.4 million as of December 28, 2014.
We may need to seek financing in the future. These financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. The failure to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition.
If we are unsuccessful in negotiating a definitive collaboration agreement with Alcatel-Lucent, we will not enjoy all of the benefits of the proposed collaboration and will lose any revenue that would have been generated under such agreement.
In September 2014 we signed a term sheet with Alcatel-Lucent ("ALU"), most of which is binding, outlining the terms of the collaboration arrangement and the requirement to negotiate a definitive collaboration agreement. If we fail to enter into a definitive agreement with ALU, we will not realize revenue from the potential sale of products resulting from the collaboration arrangement, which would harm our results of operations and our reputation.
If we do not enter into a definitive collaboration agreement with Alcatel-Lucent, we cannot draw down on the ALU Loan.
We have entered into a loan agreement with Alcatel Lucent under which we can borrow up to $10.0 million ("ALU Loan Agreement"). Our ability to draw on the ALU Loan is subject to the satisfaction of certain conditions precedent, including entering into a collaboration agreement with Alcatel-Lucent for the development of ultra-broadband products. Our inability to access the proceeds of the ALU Loan could have a negative effect on our liquidity, which could result in a failure to comply with certain covenants under our SVB Loan Agreement (as described below).
We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition, and liquidity.
On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement, or the SVB Loan Agreement, with Silicon Valley Bank, or SVB. Under the SVB Loan Agreement we may borrow up to $20 million, subject to certain limitations. The SVB Loan Agreement is collateralized by a first priority lien on all of our present and future property and assets, other than our intellectual property, which is subject to a second lien on and a first priority lien in favor of ALU. The SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio (as defined) of 1.2 to 1.0. From time-to-time we draw advances under the SVB Loan Agreement and repay the advances as our receivables are collected. As of December 28, 2014, the balance under the SVB Loan Agreement was approximately $10.8 million. We were not in compliance with the covenants contained in the original SVB loan agreement as of September 28, 2014. Those covenants were replaced when the SVB Loan Agreement was amended, and we are currently in compliance with all of the covenants in the SVB Loan Agreement. There can be no assurance that we will remain in compliance with the terms of the Amended SVB Loan Agreement in the future nor, should a default occur, that we would be successful in obtaining a further amendment to the agreement to avoid SVB declaring a default. Should we be in default of the terms of the SVB Loan Agreement and fail to obtain an amendment prior to SVB declaring us to be in default, SVB could require that any advances under the SVB Loan

Agreement be repaid immediately, which immediate repayment would have a material adverse effect on our business, liquidity, and financial condition.
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
Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $369.4 million as of December 28, 2014. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.
Risks Related to Our Common Stock
We recently implemented a reverse stock split in order to remain listed on NASDAQ and our inability to maintain such listing in the future could adversely affect the market liquidity of our common stock and harm our business.
Beginning on January 31, 2014, our common stock began to trade below $1.00 per share on The NASDAQ Stock Market, or NASDAQ. On March 18, 2014, we received notification from NASDAQ indicating that we were not in compliance with Nasdaq Marketplace Rule 5550(a)(2), which Rule provides that securities listed by NASDAQ must maintain a minimum closing bid price of $1.00 per share and that based upon the closing bid price for our securities for the previous 30 consecutive business days, we no longer meet this requirement. NASDAQ further notified the us that, in accordance with Nasdaq Marketplace Rule 5810(c)(3)(A), we will be provided 180 calendar days, or until September 15, 2014, to regain compliance by achieving a closing bid price of our securities of at least $1.00 per share for a minimum of ten consecutive business days at any time during the 180 calendar day period. As we did not anticipate regaining compliance by September 15, 2014, on September 2, 2014, we requested that NASDAQ grant to us a second 180 day compliance period. On September 16, 2014, NASDAQ notified us that we were eligible for a second 180 calendar day compliance period, or until March 16, 2015, to regain compliance, based on having met the continued listing requirements for market value of publicly held shares and all other applicable requirements for initial listing on NASDAQ, with the exception of the bid price requirement, and our written notice of our intention to cure the bid price deficiency during the second compliance period by effecting a reverse stock split, if necessary. Effective February 13, 2015 we implemented a 1:10 reverse split of our outstanding common stock and we were notified by NASDAQ thereafter that we had regained compliance with this continued listing requirements.
There can be no guarantee that we will be able to maintain compliance with the continued listing requirements of NASDAQ Marketplace Rule 5550(a)(2). If we are again subject to delisting for any reason, including the failure to maintain the minimum closing bid price, such action would adversely affect the market price and liquidity of the trading market for our common stockand our ability to obtain financing for the continuation of our operations and could result in the loss of confidence by our investors, suppliers, and employees.
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
The closing price of our common stock for the period of January 1, 2012 to December 28, 2014 ranged from a low of $2.80 to a high of $20.20. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.
If the securities analysts who currently publish reports on us do not continue to publish research or reports about our business, or if they issue an adverse opinion regarding our common stock, the market price of our common stock and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us and our business. Currently, one analyst periodically publish reports about our company. If that analyst issues an adverse opinion regarding our common stock, the stock price would likely decline. If the analyst ceases coverage of us or fails to regularly publish reports on us, we could lose further visibility to the financial markets, which in turn could cause the market price of our common stock or trading volume to decline.
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
Due to the significant number of shares of our common stock that the Tallwood Group holds, as discussed below, the Tallwood Group may have the ability to significantly influence the outcome of any matter submitted for the vote of our stockholders, including a takeover attempt, and may have interests that diverge from, or even conflict with, our interests and those of our other stockholders.
Risks Related to Our Commercial Business
We are in a product-transition phase impacting revenue in the short term and we may not be able to adequately develop, market, or sell new products necessary to increase our quarterly revenue run rate.
Revenues from our more mature products are decreasing as these products near end-of-life and this decrease in revenues is likely to keep our quarterly revenue relatively flat to declining in the near term. Increases in revenue will be derived from new products, however, revenue from these new products may not offset the declines in revenue from our mature products in the short-term, long-term, or at all. Beginning in the third quarter of 2012, we began selling our next generation Gateway product Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL Access platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, takes substantial time and effort, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family and Velocity-3 products, may continue to be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.
Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.
We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our three largest customers accounted for approximately 67% of our revenue for 2014 and four customers accounted for approximately 59% of our revenue for 2013. For the year ended December 28, 2014, Sagemcom, Amod Technology Inc., Ltd. (a distributor selling exclusively to Sagemcom’s OEM), and Paltek Corporation represented 29%, 22%, and 16% of our revenue, respectively. For the year ended December 29, 2013, Sagemcom, Askey ( a contract manufacturer for Sagemcom), AVM Computersysteme Vertriebs GmbH, and Paltek Corporation represented 24%, 14%, 11%, and 10% of our revenue, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.
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
The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Cavium, Inc., Freescale Semiconductor, Inc., Lantiq Deutschland GmbH (which recently announced a definitive merger agreement with Intel Corporation), Marvell Technology Group Ltd., MediaTek Inc., PMC-Sierra, Inc., and Realtek Semiconductor Corp.
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

Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems. We refer to this as a design pipeline win. A pipeline win is defined as achieving one of the following: a potential customer who has signed a memorandum of understanding to design our products into its portfolio; signed a definitive contract; entered into a prototype purchase order for 100 units; or issued an e-mail stating the customer's intent to award a design to us with a defined carrier or end customer.At any given time, we are competing for one or more design wins. We often incur significant expenditures over multiple quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold, or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time-to-time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.
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
Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues into 2014, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install-or discontinue purchasing-broadband services in their homes, whether to save money in an uncertain economic climate or otherwise, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.
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
We have in the past and may in the future experience significant changes in our senior management team. In the past three years, we have appointed a new President and Chief Executive Officer, a new Vice President of Operations, a new Vice President of Marketing, and a new Vice President of Sales. Changes in our senior management or technical personnel could affect our customer relationships, employee morale, and our ability to operate in compliance with existing internal controls and regulations and harm our business. If we are unable to maintain a consistent senior management team or successfully integrate our current and future members of senior management, our business could be negatively affected.
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

Our service agreement with eSilicon terminates in October 2015 and should the service agreement not be renewed, we will incur costs and risks associated with a transition away from eSilicon, which could negatively impact our operating results.
When our service agreement with eSilicon terminates in October 2015, if it is not renewed, we will incur costs and risks associated with the transition back to providing such services ourselves or to a new outsourced service provider. Either transition will require the time and attention of management and introduces risk associated with ensuring the transition does not interrupt our supply of product. If such transition were to occur and our supply of product suffered from interruptions due to the transition, it would negatively impact our operating results and reputation.
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
We place some orders with our suppliers based on the forecasts of our OEM customers’ demand. Our forecasts are based on multiple assumptions, each of which may introduce errors into our estimates. If we do not accurately forecast customer demand, we may allocate resources to manufacturing products that we may not be able to sell. As a result, as we experienced in the past, we could have excess or obsolete inventory, resulting in a decline in the value of our inventory, which would increase our cost of revenue, negatively affect gross margins, and reduce our liquidity. Similarly, if our forecast underestimates customer demand, we may forgo revenue opportunities, lose market share, and damage customer relationships. Our failure to accurately manage inventory against demand would adversely affect our financial results.

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
We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 99%. 97%, and 99% of our revenue for the years ended 2014, 2013 and 2012, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

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
Regulations related to “conflict minerals” have resulted in additional expenses, may make our supply chain more complex, and may result in damage to our reputation with customers.
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
As of February 15, 2015, the Tallwood Group beneficially owned approximately 51% of our outstanding common stock.
We are also party to a Stockholder Agreement with the Tallwood Group, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Group, voting, registration rights, and other matters. Subject to certain exceptions, the Tallwood Group is permitted under the terms of the Stockholder Agreement to maintain their ownership interest in us in subsequent equity offerings. Given their current ownership interest in us, the Tallwood Group may have the ability to control or significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Group may also have interests that diverge from, or even conflict with, our interests and those of our other stockholders. Certain voting restrictions in the Stockholder Agreement require that the Tallwood Group vote all shares owned by it in excess of 37.5% of the outstanding voting shares in the same proportion as the votes of all stockholders that are not affiliated with the Tallwood Group, will expire five years after the Rights Offering. At that time, the Tallwood Group may continue to own a majority of the outstanding voting shares, which will give the Tallwood Group the ability to control our Board and the outcome of any vote of our stockholders, which could have a material adverse effect on the other stockholders. Even if the Tallwood Group does not own a majority of the outstanding voting shares, it may have substantial holdings that could give the Tallwood Group effective control of the affairs of our Company because it may own a majority of the shares that actually vote at any meeting of our stockholders.

The market price of our common stock may decline as a result of future sales of our common stock by the Tallwood Group.
We are unable to predict the potential effects of the Tallwood Group’s ownership of our outstanding common stock on the trading activity in and market price of our common stock. Pursuant to the Stockholder Agreement, we have granted the Tallwood Group and their permitted transferees’ registration rights for the resale of all shares of our common stock that the Tallwood Group holds. Any such resale would increase the number of shares of our common stock available for public trading. Sales by the Tallwood Group or their permitted transferees of a substantial number of shares of our common stock in the public market, or the perception that such sales might occur, could have a material adverse effect on the price of our common stock.
Stockholders may not want to invest in our company given the significant ownership of our common stock by the Tallwood Group.
The Tallwood Group’s ownership of our common stock may delay, deter or prevent acts that would be favored by our other stockholders and its interests may not always coincide with our interests or the interests of our other stockholders. In addition, the Tallwood Group may seek to cause us to take courses of action that, in its judgment, could enhance its investments in us, but which might involve risks to our other stockholders or adversely affect us or our other stockholders. As a result, this concentration of stock ownership may adversely affect the trading price of our common stock because investors may perceive disadvantages in owning shares in a company with a significant stockholder.

ITEM 1B.	UNRESOLVED STAFF COMMENTS
None

ITEM 2.	PROPERTIES
Facilities
Our headquarters are located in Fremont, California, where we lease approximately 73,500 square feet of space under lease agreements that expire in March 2016. The Fremont facility location is primarily utilized for research and development, sales and support, operations management, and general administrative functions. We also have other significant facility locations in the United States and India, including a 57,400 square foot research and development facility in Red Bank, New Jersey, whose lease expires in March 2018, and a 28,600 square foot research and development facility in Bangalore, India, whose lease expires in June 2017.
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
Price Range of Common Stock
Our common stock is quoted on The NASDAQ Capital Market under the symbol IKAN. The following table sets forth the high and low sales prices of our common stock as reported on The NASDAQ Capital Market for the fiscal periods indicated. The prices reflect retroactively the 1:10 reverse stock split that occurred on February 13, 2015.

	High	Low
2013
First quarter	$20.40	$12.50
Second quarter	$21.10	$11.50
Third quarter	$14.80	$11.20
Fourth quarter	$14.50	$10.20
2014
First quarter	$12.90	$8.10
Second quarter	$9.10	$4.00
Third quarter	$4.70	$3.00
Fourth quarter	$4.40	$2.80
As of March 11, 2015, there were approximately 32 holders of record of our common stock.
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

Sale of Unregistered Securities
During the three years ended December 28, 2014, we issued 3,963,414 shares of unregistered common stock in a private placement as described below.
On September 29, 2014, Ikanos Communications, Inc. (the “Company”) sold an aggregate of 39.6 million shares of common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $4.10 per share (the “Purchase Price”), resulting in aggregate gross proceeds to the Company of approximately $16.25 million, pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) by and among the Company, a group of investors affiliated with Tallwood Venture Capital (collectively, the “Tallwood Group”) and Alcatel-Lucent Participations, S.A. (“Alcatel-Lucent Participations”), in a transaction exempt from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), in reliance upon Section 4(a)(2) of the Securities Act (the “Private Placement”). The Tallwood Group and Alcatel-Lucent Participations purchased $11.25 million and $5.0 million, or 2.74 million and 1.22 million shares, of Common Stock, respectively. Alcatel-Lucent Participations and Alcatel-Lucent USA Inc. (“Alcatel-Lucent USA”) are subsidiaries of Alcatel-Lucent (collectively referred to herein as “Alcatel-Lucent”).
The Tallwood Group is the Company’s largest single stockholder and prior to the Private Placement held approximately 31.8% of the outstanding shares of Common Stock. Immediately following the Private Placement, the Tallwood Group held approximately 43% of the outstanding shares of Common Stock. The Tallwood Group purchased an additional 2.74 million shares of Common Stock at the Purchase Price of $4.10 for $11.25 million during our Rights Offering which concluded on February 4, 2015. Two members of the Company’s board of directors (the “Board of Directors”) are affiliated with the

Tallwood Group. Diosdado Banatao, the Chairman of the Board, is a Founder and Managing Partner of Tallwood Venture Capital, and George Pavlov, a director, is a General Partner of Tallwood Venture Capital. The proceeds from the private placement and the Rights Offering will be used for general corporate purposes.
On January 9, 2015, the Company filed a registration statement on Form S-3 to register for resale the shares of Common Stock acquired by Alcatel-Lucent Participations in the Private Placement. During the first quarter of 2015, we plan to file a registration statement on Form S-1 to register for resale the shares of the Common Stock acquired by the Tallwood Group in the Private Placement, the 31.6 million shares owned by the Tallwood Group prior to the Private Placement, and the 2.74 millon shares of common stock purchased by the Tallwood Group in the Rights Offering.

ITEM 6.	SELECTED FINANCIAL DATA
We have retrospectively applied the effect of our 1:10 reverse stock split to all shares outstanding, earnings per share, and equity plan amounts for all periods presented in this 2014 Annual Report on Form 10-K.
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

	Fiscal Year Ended
	2010	2011	2012	2013	2014
	(In thousands, except per share data)
Consolidated Statements of Operations
Revenue	$191,677	$136,591	$125,948	$79,749	$48,364
Cost of revenue (1)	126,692	65,944	64,750	39,078	25,324
Gross profit	64,985	70,647	61,198	40,671	23,040
Operating expenses:
Research and development (1)	60,769	55,796	57,543	51,075	48,124
Selling, general and administrative (1)	27,239	22,287	19,056	18,816	17,389
Asset impairments	21,378	—	—	—	—
Restructuring charges (1)	5,794	(109)	1,062	—	—
Total operating expenses	115,180	77,974	77,661	69,891	65,513
Loss from operations	(50,195)	(7,327)	(16,463)	(29,220)	(42,473)
Investment gain	—	1,295	—	—	—
Other income (expense), net	51	(383)	(108)	(578)	(246)
Loss before income taxes	(50,144)	(6,415)	(16,571)	(29,798)	(42,719)
Provision (benefit) for income taxes	(381)	1,082	1,014	589	606
Net loss	$(49,763)	$(7,497)	$(17,585)	$(30,387)	$(43,325)
Basic and diluted net loss per share	$(8.77)	$(1.09)	$(2.52)	$(4.07)	$(3.97)
Weighted average number of shares—basic and diluted (2)	5,671	6,866	6,970	7,473	10,908

(1)	Amounts include stock-based compensation as follows:

	Fiscal Year Ended
	2010	2011	2012	2013	2014
Cost of revenue	$106	$58	$8	$8	$16
Research and development	1,684	2,273	2,007	2,435	2,374
Selling, general and administrative	1,480	844	877	1,130	1,390
Restructuring	111	—	—	—	—

(2)
The basic and diluted net loss computations exclude potential shares of common stock issuable upon the exercise of options and warrants to purchase common stock when their effect would be anti-dilutive. See “Note 1. Ikanos and Summary of Significant Accounting Policies” to the consolidated financial statements included in this report.

	Fiscal Year Ended
	2010	2011	2012	2013	2014
Consolidated Balance Sheet Data:
Cash, cash equivalents and short-term investments	$30,950	$34,760	$31,176	$39,516	$15,691
Working capital	50,541	48,926	36,571	35,746	12,831
Total assets	89,697	77,607	73,848	71,952	46,110
Revolving line	—	—	5,000	12,000	10,841
Total stockholders’ equity	65,521	60,722	46,627	45,391	22,015

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the consolidated financial statements and related notes that are included elsewhere in this Annual Report on Form 10-K.
Overview
We were incorporated in April 1999 and, through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Our revenue was $125.9 million in 2012, $79.7 million in 2013, and $48.4 million in 2014. Revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers and a limited number of products. These fluctuations can result from a variety of factors, including the inability to offset lower demand for products that near end-of-life with new product offerings as a result of development delays, competitive pricing pressures, or the inability to meet product requirements. We have limited visibility into the buying patterns of our OEMs, who, in turn, are affected by changes in the buying and roll out patterns of the service provider market. In order to obtain future revenue growth we must be successful in designing our new products to match customer requirements while delivering the requisite products within the customers' required development cycle.
We incurred a net loss of $43.3 million in 2014 and had an accumulated deficit of $369.4 million as of December 28, 2014. As a result of our planned increase in development spending associated with our next generation G.fast offering, recurring losses from operations, and our need to stay in compliance with our debt covenant, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.
Beginning in January 2014, the price of our common stock began to trade below $1.00. Shortly thereafter, we received notice from The NASDAQ Stock Market that we were no longer in compliance with Marketplace Rule 5550(a)(2) and if we did not regain compliance within the time alloted our common stock would be subject to being delisted from NASDAQ. We were subsequently granted two 180 day periods to regain compliance, the second of which would have expired on March 16, 2015. To address this issue of noncompliance, on February 11, 2015, at a Special Meeting of Stockholders (the "Special Meeting"), our stockholders approved an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio to be determined by our Board of Directors at a ratio of not less than one-for-five (1:5) and not more than one-for-ten (1:10). At a meeting of the Board of Directors immediately following the Special Meeting, the Board of Directors directed Ikanos management to implement a 1:10 reverse stock split, effective immediately. We have retrospectively applied the effect of this 1:10 reverse stock split to all shares outstanding, earnings per share, and equity plan amounts for all periods presented in this Annual Report on Form 10-K. Subsequent to implementing the reverse stock split, we received notification from NASDAQ that we were in compliance with Marketplace Rule 5550(a)(2) and, therefore, that we had regained compliance with the continued listing requirements of NASDAQ.
We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. Our broadband multi-mode and digital subscriber line ("DSL") processors and other semiconductor offerings power carrier infrastructure (referred to as "Access") and customer premises equipment (referred to as "Gateway") for network equipment manufacturers ("NEMs") supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers ("DSLAMs"), optical network terminals ("ONTs"), concentrators, modems, voice over Internet Protocol ("VoIP") terminal adapters, integrated access devices ("IADs"), and residential gateways ("RGs"). On September 29, 2014, we entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations, collectively known as “ALU”) on the development of ultra-broadband products. We expect this collaboration to not only help increase our share of the broadband Access market but to also positively impact our global carrier engagements, as well as Gateway OEM interest in our products and technology. Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America.
On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement (the "Amended SVB Loan Agreement") with SVB. The Amended SVB Loan Agreement amends and restates the SVB Loan Agreement, originally dated January 14, 2011, and subsequently amended, and extends the maturity date until October 2017. Under the Amended SVB Loan Agreement, we may borrow up to $20.0 million, subject to certain limitations. As of December 28, 2014, $10.8 million was outstanding under the Amended SVB Loan Agreement. Interest on advances against the line was equal to 5.75% as of December 28, 2014 and was payable monthly. We utilize the line of credit with SVB to partially fund our operations. We were in compliance with all covenants as of December 28, 2014, but were not in compliance with the covenant in January 2015 and received a waiver. We expect to be in compliance for the remainder of the quarter ended March 29, 2015. However, we anticipate that we may not be in compliance with all of the covenants contained in the Amended SVB Loan Agreement during certain periods of 2015 and, accordingly, have begun negotiations with SVB.
In connection with the collaboration noted above, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, consisting of the purchase through our private placement on September 29, 2014 of approximately 4.0 million shares of the Company’s common stock at $4.10 per share for proceeds of $15.1 million (net of issuance costs of $1.2 million); ALU’s commitment to loan the Company up to $10.0 million following the satisfaction of certain conditions (the “ALU Loan Agreement”); the Tallwood Group’s agreement to purchase from us an additional $11.2 million of common stock; and ALU’s agreement to provide an additional $7.5 million of other funding associated with the collaboration, subject to entry into a definitive collaboration agreement. The completion of the definitive collaboration agreement is a condition necessary for us to receive the $7.5 million and the loan proceeds.
We filed a Registration Statement on Form S-1 on October 20, 2014 and amended it thereafter (declared effective on November 26, 2014) under which we distributed to the holders of our common stock non-transferable subscription rights to purchase 14.5 million shares of our common stock (the "Rights Offering"). Each subscription right entitled the rights holder to purchase 1.459707 shares of our common stock at $4.10 per share. The Rights Offering closed on February 4, 2015 and we sold 3.0 million shares and realized $11.5 million, net of issuance costs of $0.8 million. The Tallwood Group participated in the Rights Offering and, thereby, fulfilled its commitment by investing $11.2 million to purchase an additional 2.7 million shares of our common stock.
Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly-scalable. Our expertise in the integration of our digital signal processor (DSP) algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL (ADSL) and very-high bit rate DSL (VDSL) products. We have released to production VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the connected home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance Access and Gateway chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our next generation G.fast products for the ultra-broadband market are currently in development and will be designed to achieve speeds up to a gigabit per second (1Gbps or 1,000 Mbps). We also offer a line of multi-mode communications processors (CPs) for RGs that can support a variety of wide area network (WAN) topologies for telecom carriers, wireless carriers, and cable multiple system operators (MSOs), including Ethernet and gigabit Ethernet, passive optical network (PON), DSL, and LTE. In addition to our DSL and RG processors, our product portfolio also includes inSIGHT BXM software (inSIGHT), an innovative software suite of Gateway-based diagnostics and analytics software products.
Outsourcing all of our semiconductor fabrication, assembly, and test functions allows us to focus on the design, development, marketing, and sales of our products and reduces the level of our capital investment. In 2012, we expanded our outsourcing model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions (Master Services) to eSilicon Corporation (eSilicon) under a Master Services and Supply Agreement (Service Agreement). Pursuant to the Service Agreement, which will expire in October 2015, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level.
Our semiconductor customers consist primarily of NEMs, original design manufacturers (ODMs), contract manufacturers (CMs), and original equipment manufacturers (OEMs), and include vendors such as Sagemcom Tunisie (Sagemcom), Askey Computer Corporation (Askey), NEC Corporation (NEC), and AVM Computersysteme Vertriebs GmbH (AVM). Our products are deployed in the networks of telecom carriers such as AT&T Inc. (AT&T), Bell Canada, Orange S.A. (formerly, known as France Telecom) (Orange), KDDI Corporation (KDDI), and Nippon Telegraph and Telephone Corporation (NTT).
Our families of DSL processors are designed for a range of devices that deliver high-speed access to the connected home. Following are overviews of the progress on our latest products:

•
We are currently shipping our Fusiv Vx185 and Vx183 family of chipsets which are high performance G.Vector-compliant communications processors designed specifically for the next generation of service gateways in the home.

•
 The Vx585 family, currently sampling, maintains the distributed architecture of the Vx185/183, while supporting an even higher level of performance with a dual-core CPU architecture and additional, higher performance acceleration processor engines. The Vx585 family of processors was previously scheduled for production in 2014, but is currently scheduled to be production ready by mid-2015.

•
Our Access Velocity-3 solution combines the rich feature set of the Velocity family with innovative Ikanos NodeScale vectoring technology. Velocity-3 started carrier and OEM trials in 2014 and continues into 2015.

•
Our families of multi-mode gateway processors complement our DSL broadband products and are designed to address a wide range of devices for value-added carrier services and high-speed access to the digital home. The Fusiv Multi-core Vx175 and Fusiv Vx173, and Fusiv Vx575 family, are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by our products. The Vx575 family of processors was previously scheduled for production in 2014, but is currently scheduled to be production ready by mid-2015.

•	We are currently in development of our next generation Access platform, G.fast.

•
inSIGHT represents an expansion of our product portfolio by offering software as a product sold directly to carriers. Our inSIGHT monitoring and diagnostic software is in field trials and is now scheduled to be ready for production in the latter half of 2015.

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
Research and Development Expenses
Research and development (R&D) expenses are recognized as incurred and generally consist of compensation and associated expenses of employees engaged in research and development, contractors, tape-out expenses, reference board development, development testing, evaluation kits and tools stock-based compensation amortization of acquisition-related intangibles and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.
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
Accounting for Income Taxes
We record the estimated future tax effects of temporary differences between the tax basis of assets and liabilities and amounts reported in the balance sheets, as well as operating loss and tax credit carry-forwards. We have recorded a full valuation allowance against our deferred tax assets except for certain foreign tax jurisdictions. Based on our historical losses and other available objective evidence, we have determined it is more likely than not that the deferred tax assets will not be realized. While we have considered potential future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the full valuation allowance, in the event that we were to determine that we would be able to realize our deferred tax assets in the future, an adjustment to the deferred tax assets would increase net income in the period such determination was made. In addition, the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax regulations. Further, in accordance with authoritative guidance, we recognize liabilities for uncertain tax positions based on the two-step process prescribed within the interpretation. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement.
Prior to the fourth quarter of 2011, we did not provide for Federal income tax and withholding taxes for unremitted foreign earnings of our foreign affiliates because the unremitted earnings were deemed to be permanently reinvested. Beginning in the fourth quarter of 2011, we began to provide for Federal income tax and foreign withholding taxes for those unremitted earnings because we determined that those funds may no longer be permanently reinvested.
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
Results of Operations

	2014	Percent of Total Revenue	2013	Percent of Total Revenue	2012	Percent of Total Revenue
	(in thousands, except percent)
Revenue	$48,364	100%	$79,749	100%	$125,948	100%
Cost of revenue	25,324	52	39,078	49	64,750	51
Gross profit	23,040	48	40,671	51	61,198	49
Operating expenses:
Research and development	48,124	99	51,075	64	57,543	46
Selling, general, and administrative	17,389	36	18,816	24	19,056	15
Restructuring	—	—	—	—	1,062	1
Total operating expenses	65,513	135	69,891	88	77,661	62
Loss from operations	(42,473)	(88)	(29,220)	(37)	(16,463)	(13)
Other expense, net	(246)	(1)	(578)	(1)	(108)	—
Loss before provision for income taxes	(42,719)	(88)	(29,798)	(37)	(16,571)	(13)
Provision for income taxes	606	1	589	1	1,014	1
Net loss	$(43,325)	(90)%	$(30,387)	(38)%	$(17,585)	(14)%

Revenue by Product Family
The following table presents net revenue by reportable product family:

	Year Ended			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	% Change
	(in millions except percent)
Gateway	$37.7	$60.4	$94.0	$(22.7)	(38)%	$(33.6)	(36)%
Access	10.7	19.3	32.0	(8.6)	(45)	(12.7)	(40)
Total revenue	$48.4	$79.7	$126	$(31.3)	(39)	$(46.3)	(37)
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
Total revenue for 2014 declined by $31.3 million, or 39%, to $48.4 million from $79.7 million in 2013. Our four largest customers accounted for approximately 75% of our revenue in 2014. Our four largest customers accounted for approximately 60% of our revenue in 2013. During 2012, we began selling our next generation Gateway product chipsets (Fusiv Vx185, Vx183, Vx175, and Vx173). As noted above, even with the introduction of these new products, we continued to be adversely affected by the aging of our existing products as well as changes affecting the entire broadband industry generally. We have generally been experiencing quarterly revenue declines over the last three years.
Two factors were primarily responsible for the decline in our 2014 revenue. First, the decline in our legacy products was greater than the growth in revenue of our new products. However, concurrent with this, we did see a continuing shift in our revenue mix in favor of our new products. Revenue from new products (Vx 183/185/180/175/173 and Velocity-1) reached approximately 78% in 2014 versus approximately 58% in 2013. Secondly, we have continued to experience delays in our new product introduction, which, in turn, has pushed out the ramp of our new products in some end markets. We anticipate that customer ramps of our new products will continue to gain momentum.
The following table presents our direct customers that accounted for more than 10% of our revenue for the years indicated:

Our Direct Customer	2014	2013	2012
Sagemcom	29%	24%	19%
Amod**	22	*	*
Paltek Corporation	16	10	*
Askey***	*	14	13
AVM	*	11	*
Flextronics Manufacturing (H.K.) Ltd.	*	*	12

*	Less than 10%

**	Amod is a distributor whose purchases from us are contracted to its end customer, Askey.

***	Askey is a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	2014	2013	2012
Taiwan	35%	22%	18%
France	30	25	20
Japan	21	18	19
Germany	5	12	6
China	2	5	12
Hong Kong	—	2	14
United States	1	3	1
Other	6	13	10
The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to carriers. Comparing 2014 to 2013, the increase in sales to Taiwan reflects the increase in sales to Amod, a distributor whose purchases from us are contracted to its end customer, Askey, who, in turn, is a contract manufacturer for Sagemcom. Sales to France reflect an increase in percent of our direct sales to Sagemcom. Comparing 2013 to 2012 by geography, revenue increases as a percent of sales in France and Germany were offset by declines in revenue from China and Hong Kong.
Cost of Revenue and Gross Margin

	2014	2013	2012

Gross margin	48%	51%	49%
Gross margin decreased 3% from 2013 to 2014 due primarily to two factors. In 2014 we increased the amount of revenue sold through lower-margin distributors from 5% of revenue in 2013 to 38% of our revenue in 2014. Margins were also adversely affected by a change in product mix from higher margin Access products to lower margin Gateway products.
Gross margin improved 2% in 2013 from 2012 due to lower intangible amortization costs and lower royalty costs. Intangible amortization was $1.1 million, or 1% of total revenue, lower in 2013 compared to 2012. In 2012, charges related to the patent license agreement in 2012 and prior years amounted to $1.5 million, or 1% of total revenue. Costs related to this patent license agreement were $0.5 million, or 1% of total revenue, in 2013.
Research and Development Expenses (in millions except percent)
Research and development (R&D) expenses are recognized as incurred and generally consist of compensation (including stock compensation expense) and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.
The following table presents details of research and development expense:

	Year Ended			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	% Change	$ Change	%Change
	( In millions, except percent)
Salaries and benefits	$30.1	$33.9	$33.6	$(3.8)	(11)%	$0.3	1%
Development and design costs	9.3	8.0	14.2	1.3	16%	(6.2)	(44)%
Other	8.7	9.2	9.7	(0.5)	(5)%	(0.5)	(5)%
	$48.1	$51.1	$57.5	$(3.0)	(6)%	$(6.4)	(11)%
(as a % of revenue)	99%	64%	46%
Number of employees	178	202	205	(24)	(12)%	(3)	(1)%
The 2014 decrease of 6% in R&D expenses is attributable to an 11% decrease in salaries and benefits, the result of a 24 person reduction during 2014. These reductions were offset somewhat by higher development and design expense associated with costs related to our VX 58x/57x product lines. The 2013 decrease of 11% in R&D expenses is attributable to higher development and design costs related to Velocity 3 product development in 2012 than in 2013. In 2015, we expect that our salaries and benefits as well as our development and design costs will increase in association with the development of our next generation G.fast Access products.
Selling, General, and Administrative Expenses (in millions except percent)
Selling, general, and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and depreciation.
The following table presents details of selling, general and administrative expenses:

	Year Ended			2014 vs 2013		2013 vs 2012
	2014	2013	2012	$ Change	%Change	$ Change	%Change
	( In millions, except percent)
Salaries and benefits	$11.9	$12.6	$12.4	$(0.7)	(6)%	$0.2	2%
Legal and accounting	2.3	3.0	2.9	(0.7)	(23)	0.1	3
Other	3.2	3.2	3.8	—	—	(0.6)	(16)
	$17.4	$18.8	$19.1	$(1.4)	(7)	$(0.3)	(2)
(as a % of revenue)	36%	24%	15%
Number of employees	54	61	57		(11)%		7%
The 7% decrease in SG&A costs in 2014 is attributable to a 6% decrease in personnel costs, the result of a seven person reduction in 2014, and lower legal and accounting costs. SG&A costs in 2013 were relatively flat compared to 2012.
Interest and Other Income (Expense), Net
Interest income and other, net consists of interest income earned on our cash, cash equivalents, and short-term investments, other non-operating expenses, and interest expense, primarily related to loans under our Loan Agreement with SVB. It also includes other non-operating income and expense items such as gains and losses on foreign exchange and the sales of fixed assets.
Other expense, net was $0.2 million in 2014 compared to $0.6 million in 2013 and to $0.1 million in 2012. The expense in 2014 was primarily driven by interest costs related to our Amended SVB Loan Agreement. The expense of $0.6 million in 2013 was attributable to exchange losses resulting from a decline in the Indian rupee and the euro and interest expense related to the Loan Agreement of $0.2 million. The $0.1 million expense in 2012 resulted predominantly from foreign exchange losses recognized on the Indian rupee and euro offset by interest income of $0.1 million on our certificates of deposit.
Provision for Income Taxes
Income taxes are comprised mostly of federal income tax, foreign income taxes, and state minimum taxes. The income tax provision decreased by $0.4 million to $0.6 million for 2013 compared to $1.0 million for 2012. There was no significant tax contingency recorded during 2014. Our income tax provision primarily represents foreign taxes on certain of our international subsidiaries as well as federal taxes on unremitted earnings of foreign subsidiaries.

We are subject to taxation in the U.S., various states, and certain foreign jurisdictions. We are currently undergoing an income tax audit in India. Otherwise, there are no ongoing examinations by income taxing authorities at this time. We do not expect any material adjustments to our reserves. Our tax years from 2007 to 2014 remain open in various tax jurisdictions.
Liquidity, Capital Resources, and Going Concern
Working Capital, Cash and Cash Equivalents and Short-Term Investments
The following table presents working capital, cash and cash equivalents, and marketable securities:

	Year Ended
	2014	2013	$ Change
	(In millions)
Working capital	$12.8	$35.7	$(22.9)
Cash and cash equivalents	$13.3	$36.0	$(22.7)
Short-term investments	2.4	3.5	(1.1)
Total	15.7	39.5	(23.8)
Revolving line	10.8	12.0	(1.2)
Cash and cash equivalents, net of revolving line	$4.9	$27.5	$(22.6)
We have funded our operations primarily through cash from private and public offerings of our common stock, our line of credit, cash generated from the sale of our products, proceeds from the exercise of stock options, and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools, and software as well as operating expenses, such as product tapeouts, marketing programs, travel, professional services, facilities, and other costs. We incurred net losses of $43.3 million, $30.4 million, and $17.6 million in 2014, 2013, and 2012, respectively, and had an accumulated deficit of $369.4 million as of December 28, 2014.
Primarily as a result of our net losses, our cash and cash equivalents, net of our revolving line, decreased by $22.6 million to $4.9 million for the year ended December 28, 2014. On February 4, 2015, we completed our Rights Offering and realized $11.6 million, net of transaction costs of $0.8 million. However, there can be no assurance that we will be able to raise additional capital necessary to fund our operations in 2015. Further, we anticipate that we may not be in compliance with the covenant contained in the Amended SVB Loan Agreement during certain periods of 2015 and, accordingly, we have begun discussions with SVB. As a result of our planned increase in development spending during 2015, recurring losses from operations and the need to stay in compliance with a debt covenant, if we are unable to raise sufficient additional capital through alternative debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.
Cash, cash equivalents, and short-term investments held by foreign subsidiaries was $4.6 million, $6.5 million, and $6.6 million at year end 2014, 2013, and 2012, respectively.
ALU Collaboration and Rights Offering
On September 29, 2014, as part of our collaboration with ALU on the development of ultra-broadband products, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, which consists of the purchase of approximately 4.0 million shares of the Company’s common stock at $4.10 per share for aggregate gross proceeds of $16.3 million, ALU’s commitment to loan the Company up to $10.0 million following the satisfaction of certain conditions (the “ALU Loan Agreement”), the Tallwood Group’s agreement to purchase an aggregate of an additional $11.2 million of common stock at the same per share price in the rights offering, and ALU’s agreement to provide an additional $7.5 million of other funding associated with the collaboration, subject to entry into a definitive collaboration agreement. Entry into the definitive collaboration agreement is a condition necessary for the Company to receive the remaining payments and other funding which makes up the remainder of in the financial commitment.
Our Rights Offering closed on February 4, 2015 and we issued 3.0 million shares and received gross proceeds of $12.3 million. After deducting legal, accounting, and other costs we realized net proceeds of $11.5 million from the Rights Offering. Tallwood participated in the Rights Offering and, thereby, fulfilled its agreement by investing $11.2 million to purchase an additional 2.7 million shares of our common stock.

Amended SVB Loan Agreement
We utilize the line of credit under the Amended SVB Loan Agreement to partially fund our operations, which agreement was originally entered into in January 2011 and amended periodically thereafter. On October 7, 2014, we entered into the Amended SVB Loan Agreement which amends and restates the prior agreement and extends the maturity date until October 2017. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. We will need to continue to take further actions during the remainder of 2014 to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund our capital requirements.
As of December 28, 2014, $10.8 million was outstanding under the Amended SVB Loan Agreement. Interest on advances against the line is equal to 5.75% as of December 28, 2014 and is payable monthly.
We were in compliance with the Adjusted Quick Ratio covenant as of December 28, 2014, but we were not in compliance with the covenant at the end of January 2015; we sought and received a waiver from SVB with respect to this noncompliance. We expect to be in compliance with all of the covenants contained in the Amended SVB Loan Agreement through the remainder of the first quarter of 2015. However, we anticipate that we may not be in compliance with all of the covenants contained in the Amended SVB Loan Agreement during certain later periods of 2015 and, accordingly, we have begun discussions with SVB to address these potential instances of noncompliance.
Operating, Investing, and Financing Activities
The following table summarizes our statement of cash flows (in millions):

	2014	2013	2012
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$36.0	$28.4	$34.8
Net cash used in operating activities	(34.4)	(20.0)	(2.3)
Net cash used in investing activities	(2.8)	(5.0)	(9.7)
Net cash provided by financing activities	14.5	32.6	5.6
Cash and cash equivalents—end of year	$13.3	$36.0	$28.4
Operating Activities
During 2014, we used $34.4 million in net cash from operating activities while incurring a loss of $43.3 million. Included in the net loss were non-cash charges amounting to $8.5 million that resulted from depreciation of $4.3 million, stock-based compensation of $3.8 million and the amortization of intangible assets and acquired technology of $0.5 million. Favorable cash flow resulted from a reduction in accounts receivable of $2.0 million, but was offset by lower accounts payable and accrued liabilities of $1.7 million. Accounts receivable days sales outstanding increased from 86 days at the end of 2013 to 109 at the end of 2014 due principally to the timing of shipments with a greater percentage being shipped in the latter part of the quarter. Inventories remained flat from the end of 2013 to 2014. Purchase commitments increased from $5.1 million at the end of 2013 to $6.7 million at the end of 2014. Prepaid wafers purchased by eSilicon on our behalf increased from $0.8 million at the end of 2013 to $1.0 million at the end of 2014 .
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

Cash flow from reductions in accounts receivable of $2.6 million and inventory of $1.4 million and increases in accounts payable and accrued liabilities of $5.2 million were partially offset by an increase in prepaid expense and other assets of $4.1 million. The decrease in accounts receivable reflects lower fourth quarter sales ($31.8 million in 2012 versus $35.4 million in 2011). Days sales outstanding were 45 days as of December 30, 2012 compared to days sales outstanding of 47 days as of January 1, 2012. The lower inventory balance reflects the effect of our Services Agreement with eSilicon, who is responsible for purchasing and assembling our products as discussed above. Prepaid expenses increased primarily due to prepayments to eSilicon of $2.7 million as of December 30, 2012. There was no prepayment to eSilicon as of January 1, 2012.
Investing Activities
During 2014, cash used in investing activities was $2.8 million, which was comprised of the purchases of property and equipment of $3.9 million, offset in part by the net maturities and sales of certificates of deposit of $1.1 million. During 2013, cash flow used in investing activities was $5.0 million, which was comprised of the purchases of property and equipment of $4.3 million and the net purchases of certificates of deposit of $0.7 million. During 2012, cash flow used in investing activities was $9.7 million, which was comprised of the purchases of property and equipment of $6.9 million and the net purchases of certificates of deposit of $2.8 million.
Financing Activities
During 2014, cash flow from financing activities provided $14.5 million. In September we sold an aggregate of 4.0 million shares of our common stock in a private placement to the Tallwood Group and ALU for $16.3 million. After deducting legal, accounting and certain other fees we realized net proceeds of $15.1 million. We also realized $0.5 million from stock purchases of our stock under our Employee Stock Purchase Plan. Net repayment under our Revolving Line was $1.2 million.
During 2013, cash flow from financing activities provided $32.6 million. In November 2013 we sold an aggregate of 26.4 million shares of common stock in an underwritten offering for $26.4 million. After deducting underwriting fees, legal, accounting, and other costs, we realized net proceeds of $24.0 million. Employee purchases of our common stock under our Employee Stock Purchase Plan amounted to $1.6 million. Net proceeds under our Loan Agreement were $7.0 million as we drew down $35.3 million and repaid $28.3 million.
During 2012, cash flow from financing activities provided $5.6 million. Employee purchases of our stock under the Employee Stock Purchase Plan amounted to $0.6 million. Net proceeds under our Revolving Line Loan Agreement were $5.0 million as we drew down a total of $10.0 million under the agreement during the third and fourth quarters and repaid $5.0 million in the fourth quarter.
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
We lease certain office facilities, equipment, and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of December 28, 2014 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	2015	2016 and 2017	2018 and 2019	There- after
Operating lease payments	$6.5	$2.5	$3.6	$0.4	$—
CAD software tools	11.1	5.6	5.5	—	—
Intellectual property purchase obligations (1)	6.0	2.0	4.0	—	—
Inventory purchase obligations	6.7	6.7	—	—	—
Non-current income tax payable	0.8	—	—	—	0.8
Royalties	1.2	0.8	0.4	—	—
	$32.3	$17.6	$13.5	$0.4	$0.8

(1) During the quarter ending March 29, 2015, we expect to utilize the intellectual property purchase obligations and to capitalize the $6.0 million obligation as property and equipment with a six year useful life. The payment commitment will remained unchanged.

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
Computer aided design (CAD) tools are expensed when utilized. We expect to have a majority of the tools expensed prior to the fulfillment of payment obligations as a result of the ongoing G.fast related product development.
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
Recent Accounting Pronouncements
In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This guidance applies to any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets unless those contracts are within the scope of other standards. This guidance supersedes existing revenue recognition guidance, including most industry-specific guidance, as well as certain related guidance on accounting for contract costs. The core principal of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The standard is effective for fiscal years and interim periods within those years beginning after December 15, 2016. Early adoption is not permitted. An entity should apply the guidance using one of two methods: retrospectively to each prior reporting period presented, with practical expedients or retrospectively with the cumulative effect of initial adoption of the guidance recognized at the date of initial application. We are currently evaluating the effect that the standard will have upon our consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern” (“ASU 2014-15”), to provide guidance on management’s responsibility in evaluating whether there is substantial doubt about a company’s ability to continue as a going concern and to provide related footnote disclosures. ASU 2014-15 is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early application is permitted. We are in the process of evaluating the provisions of ASU 2014-15.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our line of credit. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. As of December 28, 2014, we had investments of $2.4 million in certificates of deposit. Our cash and cash equivalents consist of cash and money market accounts.
As of December 28, 2014, we had cash and cash equivalents totaling $13.3 million. We do not enter into investments for trading or speculative purposes. If the return on our investments were to change by one hundred basis points, the effect would be de minimis.
As of December 28, 2014, we had $10.8 million outstanding under our line of credit with SVB. The interest rate was variable and was 5.75% under the revolving line at December 28, 2014. If the rates were to change by one hundred basis points and the balance remained the same, the effect would be approximately $0.1 million.
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
IKANOS COMMUNICATIONS, INC.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc.:
We have audited the accompanying consolidated balance sheet of Ikanos Communications, Inc. and subsidiaries (the “Company”) as of December 28, 2014, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for the year ended December 28, 2014. We also have audited the Company’s internal control over financial reporting as of December 28, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these consolidated financial statements and an opinion on the Company’s internal control over financial reporting based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the consolidated financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall consolidated financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Ikanos Communications, Inc. and subsidiaries as of December 28, 2014, and the consolidated results of their operations and their cash flows for the year ended December 28, 2014, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, Ikanos Communications, Inc. and subsidiaries maintained, in all material respects, effective internal control over financial reporting as of December 28, 2014 based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited the adjustments to the 2013 and 2012 consolidated financial statements of the Company to retroactively apply the change in accounting resulting from the reverse stock split, as described in Note 15. In our opinion, such adjustments are appropriate and have been properly applied. We were not engaged to audit, review, or apply any procedures to the 2013 and 2012 consolidated financial statements of the Company other than with respect to the adjustments and, accordingly, we do not express an opinion or any other form of assurance on the 2013 and 2012 consolidated financial statements taken as a whole.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations, is subject to certain debt covenants and may require additional financing to fund future capital and operating requirements. These factors raise substantial doubt about the ability of the Company to continue as a going concern. Management’s plans in regard to these matters are described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Our opinion is not modified with respect to that matter.

/s/ Moss Adams LLP
San Francisco, California
March 19, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Ikanos Communications, Inc:

In our opinion, the accompanying consolidated balance sheet as of December 29, 2013 and the related consolidated statements of operations, stockholders’ equity, comprehensive loss and cash flows present fairly for each of the two years in the period ended December 29, 2013, before the effects of the adjustments to retrospectively apply the effect of the reverse stock split described in Note 15, present fairly, in all material respects, the financial position of Ikanos Communications, Inc. and its subsidiaries (the “Company”) at December 29, 2013, and the results of their operations and their cash flows for each of the two years in the period ended December 29, 2013, in conformity with accounting principles generally accepted in the United States of America (the 2013 financial statements before the effects of the adjustments discussed in Note 15 are not presented herein). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements on our audits. We conducted our audits, before the effects of the adjustments described above, of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

We were not engaged to audit, review, or apply any procedures to the adjustments to retrospectively apply the effect of the reverse split of the Company’s common stock described in Note 15 and accordingly, we do not express an opinion or any other form of assurance about whether such adjustments are appropriate and have properly applied. Those adjustments were audited by other auditors.

/s/ PricewaterhouseCoopers LLP

San Jose, California
February 28, 2014

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	December 28, 2014	December 29, 2013
Assets
Current assets:
Cash and cash equivalents	$13,270	$36,043
Short-term investments	2,421	3,473
Accounts receivable, net	13,849	15,892
Inventory, net	1,964	2,017
Prepaid expenses and other current assets	3,682	3,245
Total current assets	35,186	60,670
Property and equipment, net	8,581	8,612
Intangible assets, net	239	718
Other assets	2,104	1,952
	$46,110	$71,952
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$10,841	$12,000
Accounts payable	5,054	4,692
Accrued liabilities	6,460	8,232
Total current liabilities	22,355	24,924
Long-term liabilities	1,740	1,637
Total liabilities	24,095	26,561
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock; $0.001 par value; 1,000 and 1,000 shares authorized, respectively; 0.001 and 0.001 share issued and outstanding, respectively	—	—
Common stock: $0.001 par value; 425,000 and 150,000 shares authorized, respectively; 13,994 and 9,931 issued, respectively, and 13,936 and 9,875 outstanding, respectively	139	99
Additional paid-in capital	390,729	363,811
Warrants	558	7,567
Accumulated deficit	(369,411)	(326,086)
Total stockholders’ equity	22,015	45,391
	$46,110	$71,952

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Revenue	$48,364	$79,749	$125,948
Cost of revenue	25,324	39,078	64,750
Gross profit	23,040	40,671	61,198
Operating expenses:
Research and development	48,124	51,075	57,543
Selling, general, and administrative	17,389	18,816	19,056
Restructuring charges	—	—	1,062
Total operating expenses	65,513	69,891	77,661
Loss from operations	(42,473)	(29,220)	(16,463)
Interest and other expense, net	(246)	(578)	(108)
Loss before provision for income taxes	(42,719)	(29,798)	(16,571)
Provision for income taxes	606	589	1,014
Net loss	$(43,325)	$(30,387)	$(17,585)
Basic and diluted net loss per share	$(3.97)	$(4.07)	$(2.52)
Weighted average number of shares (basic and diluted)	10,908	7,473	6,970

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share data)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net loss	$(43,325)	$(30,387)	$(17,585)
Other comprehensive loss, net of tax	—	—	—
Comprehensive loss	$(43,325)	$(30,387)	$(17,585)

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
(In thousands)

	Common Stock		Additional Paid in Capital	Warrants	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2012	6,933	$70	$331,199	$7,567	$(278,114)	$60,722
Net loss	—	—	—	—	(17,585)	(17,585)
Stock-based compensation	—	—	2,892	—	—	2,892
Issuance of common stock under employee stock plans	79	1	597	—	—	598
Vesting of restricted stock	19	—	—	—	—	—
Balance at December 30, 2012	7,031	71	334,688	7,567	(295,699)	46,627
Net loss	—	—	—	—	(30,387)	(30,387)
Stock-based compensation	—	—	3,573	—	—	3,573
Common Stock Offering, net of issuance costs	2,639	26	23,943	—	—	23,969
Issuance of common stock under employee stock plans	176	2	1,607	—	—	1,609
Vesting of restricted stock	28	—	—	—	—	—
Balance at December 29, 2013	9,874	99	363,811	7,567	(326,086)	45,391
Net loss	—	—	—	—	(43,325)	(43,325)
Stock-based compensation	—	—	3,780	—	—	3,780
Common Stock Offering, net of issuance costs	3,963	40	15,075	—	—	15,115
Issuance of common stock under employee stock plans	99	—	496		—	496
Expiration of warrants issued to Tallwood	—	—	7,567	(7,567)	—	—
Warrants issued to Alcatel Lucent	—	—	—	558	—	558
Balance at December 28, 2014	13,936	$139	$390,729	$558	$(369,411)	$22,015

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Cash flows from operating activities:
Net loss	$(43,325)	$(30,387)	$(17,585)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	4,278	4,282	5,256
Stock-based compensation expense	3,780	3,573	2,892
Amortization of intangible assets and acquired technology	479	811	2,073
Changes in assets and liabilities:
Accounts receivable, net	2,043	(144)	2,560
Inventory	53	6,105	1,352
Prepaid expenses and other assets	(31)	3,307	(4,077)
Accounts payable and accrued liabilities	(1,700)	(7,516)	5,196
Net cash used in operating activities	(34,423)	(19,969)	(2,333)
Cash flows from investing activities:
Purchases of property and equipment	(3,854)	(4,269)	(6,849)
Purchases of investments	(7,369)	(4,668)	(3,931)
Maturities and sales of investments	8,421	3,980	1,146
Net cash used in investing activities	(2,802)	(4,957)	(9,634)
Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock plans	496	1,609	598
Proceeds from Revolving Line	10,841	35,300	10,000
Repayments to Revolving Line	(12,000)	(28,300)	(5,000)
Proceeds from stock offering, net of issuance costs	15,115	23,969	—
Net cash provided by financing activities	14,452	32,578	5,598
Net increase (decrease) in cash and cash equivalents	(22,773)	7,652	(6,369)
Cash and cash equivalents at beginning of year	36,043	28,391	34,760
Cash and cash equivalents at end of year	$13,270	$36,043	$28,391
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$544	$526	$926
Cash paid for interest	270	230	20
Purchases of equipment included in accounts payable and accrued liabilities	1,238	394	538

The accompanying notes are an integral part of these consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1—Ikanos and Summary of Significant Accounting Policies
The Company
Ikanos Communications, Inc. (“Ikanos” or the “Company”) was incorporated in the State of California in April 1999 and reincorporated in the State of Delaware in September 2005. The Company is a provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. The Company’s broadband multi-mode and digital subscriber line (“DSL”) processors and other semiconductor offerings power carrier infrastructure (referred to as “Access”) and customer premise equipment (referred to as “Gateway”) for network equipment manufacturers (“NEMs”) who, in turn, serve leading telecommunications service providers.
On September 29, 2014, the Company entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations, collectively known as “ALU”) on the development of ultra-broadband products. In connection with this collaboration, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, which consisted of the purchase of approximately 4.0 million shares of the Company’s common stock at $4.10 per share for aggregate gross proceeds of $16.3 million, ALU’s commitment to loan the Company up to $10.0 million following the satisfaction of certain conditions (the “ALU Loan Agreement”), the Tallwood Group’s agreement to purchase, in aggregate, an additional $11.2 million of common stock at the same per share price in the rights offering (discussed below), and ALU’s agreement to provide an additional $7.5 million of other funding associated with the collaboration, subject to entry into a definitive collaboration agreement. Entry into such definitive collaboration agreement is a condition necessary for the Company to receive the remaining payments and other funding. The Company will seek to increase its share in the Access market by leveraging the ALU Access customer relationships to increase carrier interest in minimizing interoperability risk when deploying new gear in consumers' homes, which include the Company’s complimentary Gateway products. End-to-end products from a single silicon vendor also provide an additional opportunity for customized features which allow carriers to differentiate the services they offer their customers.
The accompanying consolidated financial statements of the Company have been prepared on a basis that assumes that the Company will continue as a going concern and contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business.
Liquidity
The Company incurred net losses of $43.3 million, $30.4 million, and $17.6 million in 2014, 2013, and 2012, respectively, and had an accumulated deficit of $369.4 million as of December 28, 2014. As discussed above, the Company has received a financial commitment of up to $45.0 million from ALU and the Tallwood Group. Associated with this commitment, in December 2014, the Company commenced a rights offering pursuant to which stockholders of record on September 26, 2014 were offered the right to purchase shares of the Company’s common stock (the “Rights Offering”). On February 4, 2015, the Company completed its Rights Offering and realized $11.6 million, net of transaction costs of $0.8 million. (See Note 15 Subsequent Events.) However, there can be no assurance that the Company will be able to raise additional capital necessary to fund its operations other than from ALU's remaining commitment to loan $10.0 million and its agreement to provide $7.5 million of other funding associated with the collaboration.
To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels appropriate and necessary for its business. In 2015, the Company expects that the development costs associated primarily with the Access product family will increase over previous levels incurred during 2014. Further, the Company utilizes a line of credit from Silicon Valley Bank (“SVB”) to partially fund its operations, which line of credit is subject to certain loan covenants, as discussed below.
As a result of the Company’s planned increase in development spending in 2015, recurring losses from operations and the need to maintain compliance with a debt covenant, if the Company is unable to raise sufficient additional capital through alternative debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.
The Company utilizes an existing revolving line of credit under a Loan and Security Agreement (“Loan Agreement”) with Silicon Valley Bank (“SVB”) to partially fund its operations. On October 7, 2014, the Company entered into the Amended SVB Loan Agreement ("Amended Loan Agreement"). The Amended SVB Loan Agreement amends and restates the SVB Loan

Agreement, originally dated January 14, 2011, and subsequently amended. Under the Amended SVB Loan Agreement, we may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that the Company maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. The Company was in compliance with the Adjusted Quick Ratio covenant as of December 28, 2014. However, the Company was not in compliance with the covenant at the end of January 2015 and received a waiver from SVB with respect to this noncompliance. The Company expects to be in compliance through the first quarter of 2015, however, the Company anticipates that it may not be in compliance with all of the covenants contained in the Amended SVB Loan Agreement during certain later periods of 2015 and, accordingly, has begun discussions with SVB to address those potential instances of noncompliance. The Company may need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund its future capital requirements, including the potential need for additional financing. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to the Company. Additionally, there can be no assurance the Company will be successful in revising the covenants with SVB, if necessary. If the Company is unsuccessful in these efforts, it will need to implement significant cost reduction strategies that could affect its long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There were 52 weeks in fiscal year 2014.
Reverse Stock Split
On February 11, 2015, the Company's stockholders approved and the Company thereafter effected a reverse stock split of our common stock at a ratio of one-for-ten shares (1:10). (See Note 10 Equity Plans and Related Equity Activity.) Accordingly, all references to common stock, equity plans, and related activity as well as share and per share data in the accompanying financial statements have been retroactively adjusted to reflect the reverse stock split (see Note 15 Subsequent Events).
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
Cash, Cash Equivalents and Short-Term Investments
The Company considers all highly liquid investments with an original maturity of 90 days or less at the date of purchase to be cash equivalents. Short-term investments consist of highly liquid securities with original maturities in excess of 90 days. Non-liquid investments with original maturities in excess of one year are classified as long term.
The Company classifies marketable securities as available-for-sale at the time of purchase and re-evaluates such designation as of each consolidated balance sheet date. As of December 28, 2014, the Company’s short-term investments consisted solely of certificates of deposit. The Company evaluates both qualitative and quantitative factors such as duration and severity of the unrealized loss, credit ratings, repayment speeds, defaults, and loss rates of the underlying collateral, structure, and credit enhancements to determine if a credit loss may exist.
Fair Value of Financial Instruments
The carrying amounts of certain of the Company’s financial instruments including, cash and cash equivalents, investments, accounts receivables, accounts payable, and accrued liabilities, approximate fair value due to their relatively short maturity periods.
Inventory, net
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
Property and Equipment, net
Property and equipment are stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Leasehold improvements are amortized over the shorter of the estimated useful life of the asset or the term of the lease. All repairs and maintenance costs are expensed as incurred.
The depreciation and amortization periods for property and equipment categories are as follows:

Computer equipment	2 to 3 years
Furniture and fixtures	4 years
Machinery and equipment	3 to 7 years
Software and intellectual property	3 to 7 years
Intangible Assets
Intangible assets resulting from the acquisition of entities accounted for using the purchase method of accounting are estimated by management based on the fair value of assets received. Identifiable intangible assets are comprised of existing and core technology, patents, order backlog, customer relationships, trademarks, and other intangible assets. The Company also licenses intellectual property necessary for research and development and the production of inventory. Identifiable intangible assets that have finite useful lives are being amortized over their useful lives.
Impairment of Long-Lived Assets
The Company evaluates long-lived assets, for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable based on expected undiscounted cash flows attributable to that asset. The amount of any impairment is measured as the difference between the carrying value and the fair value of the impaired asset. There was no material impairment recorded in 2014, 2013, or 2012.
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
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, and short-term investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. As of December 28, 2014 and December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.
Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 44%, 21%, and 16% of accounts receivable at December 28, 2014. Three customers represented 35%, 10%, and 10% of accounts receivable at December 29, 2013. Three customers represented 29%, 22%, and16%, of revenue in 2014. Four customers represented 24%, 14%, 11%, and 10% of revenue in 2013. Three customers represented 19%, 13%, and 12% of revenue in 2012.
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
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Net loss	$(43,325)	$(30,387)	$(17,585)
Weighted average shares outstanding	10,908	7,473	6,970
Basic and diluted net loss per share	$(3.97)	$(4.07)	$(2.52)
The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Anti-dilutive securities:
Weighted average warrants to purchase common stock	87	780	780
Weighted average restricted stock and restricted stock units	361	—	21
Weighted average options to purchase common stock	1,827	1,789	1,378
	2,275	2,569	2,179
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

Note 2—Cash and Cash Equivalents, Short-Term Investments and Fair Value Measurements
Cash and cash equivalents include cash and money market securities for which quoted active prices are available. The Company considers all highly liquid investments with a maturity of 90 or fewer days at the date of purchase to be cash equivalents. The Company held no marketable securities as of December 29, 2013 and December 28, 2014. The investments in money market funds are included in cash equivalents based on their original maturity.
As of December 28, 2014 and December 29, 2013, the Company’s short-term investments consisted solely of certificates of deposit.
The following is a summary of the Company’s investments (in thousands):

	December 28, 2014
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$2,421	$—	$2,421

	December 29, 2013
	Cost	Gross Unrealized Gain	Estimated Fair Value
Certificates of deposit	$3,473	$—	$3,473
There were no unrealized losses on investments aggregated by category as of December 28, 2014.
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
The Company’s cash and investment instruments at December 28, 2014 and December 29, 2013 are classified within Levels 1 and 2 of the fair value hierarchy, respectively. The types of Level 1 instruments, valued based on quoted market prices in active markets, include money market securities. Level 2 types of instruments consist of short-term certificates of deposit. The investments are not traded on an open market, but reside within a bank. The certificates of deposit are highly liquid and have maturities of less than one year. Due to their short-term maturities, the Company has determined that the fair value of these instruments is their face value. Level 3 types of instruments are valued based on unobservable inputs in which there is little or no market data, and which require the Company to develop its own assumptions. The fair value hierarchy of the Company’s short-term investments as of December 28, 2014 and December 29, 2013 was (in thousands):

	December 28, 2014
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$2,421	$—	$2,421
	December 29, 2013
	Level 1	Level 2	Level 3	Total
Certificates of deposit	$—	$3,473	$—	$3,473
There were no Level 3 securities as of December 28, 2014 or December 29, 2013.

Note 3—Allowance for Doubtful Accounts
The following table summarizes the activity related to the allowance for doubtful accounts (in thousands):

	Balance at Beginning of Year	Charged to (Released from) Expenses	Write-Offs	Balance at End of Year
2014	$126	$(29)	$(92)	$5
2013	207	(19)	(62)	126
2012	73	134	—	207

Note 4—Inventory
Inventory consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Finished goods	$1,895	$1,385
Purchased parts and raw materials	69	632
	$1,964	$2,017
The Company has an agreement with eSilicon Corporation (“eSilicon”) under which a majority of its day-to-day supply chain management, production test engineering, and production quality engineering functions (“Master Services”) have been transferred to eSilicon under a Master Services and Supply Agreement (“Service Agreement”). Pursuant to the Service Agreement, which will expire in October 2015, the Company places orders for its finished goods products with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors and manages these operational functions for the Company on a day-to-day basis.
As part of its Service Agreement, the Company transferred ownership of certain work-in-process and raw materials to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $1.0 million as of December 28, 2014 and $0.8 million as of December 29, 2013. The prepayments are classified in prepaid expenses and other current assets. As of December 28, 2014, the Company has $6.7 million of non-cancelable purchase obligations with eSilicon.

Note 5—Property and Equipment
Property and equipment consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Machinery and equipment	$27,335	$23,053
Software and intellectual property	12,121	11,522
Computer equipment	6,175	5,927
Furniture and fixtures	991	988
Leasehold improvements	1,818	1,842
Construction in progress	—	1,051
	48,440	44,383
Less: Accumulated depreciation and amortization	(39,859)	(35,771)
	$8,581	$8,612
Depreciation expense for property and equipment was $4.3 million, $4.3 million, and $5.3 million for 2014, 2013, and 2012, respectively.

Note 6—Purchased Intangible Assets

The carrying amount of intangible assets is as follows (in thousands):

	December 28, 2014			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$14,825	$(14,586)	$239	3
Customer relationships	8,216	(8,216)	—	4
	$23,041	$(22,802)	$239
	December 29, 2013			Useful Life (Years)
	Gross Carrying Amount	Accumulated Amortization	Net Amount
Existing technology	$14,825	$(14,107)	$718	3
Customer relationships	8,216	(8,216)	—	4
	$23,041	$(22,323)	$718
The amortization of technology is charged to cost of revenue and the amortization of customer relationships is charged to selling, general and administrative. For 2014, 2013, and 2012, the amortization of intangible assets was $0.5 million, $0.8 million, and $2.1 million, respectively. The remaining intangible asset of $0.2 million will be amortized during the first six months of 2015.

Note 7—Loans and Security Agreement
On October 7, 2014, the Company entered into the Amended SVB Loan Agreement replacing the original SVB Loan Agreement. The Amended SVB Loan Agreement amends and restates the SVB Loan Agreement, originally dated January 14, 2011, and subsequently amended. Under the Amended SVB Loan Agreement, we may borrow up to $20 million subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that the Company maintain a minimum monthly Adjusted Quick Ratio requirement of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. At December 29, 2013 and December 28, 2014, the Company had advances of $12.0 million and $10.8 million, respectively, against the line of credit. All collections of the Company's receivables are applied to the outstanding loan balance, but may be borrowed immediately after pay down. At December 29, 2013 and December 28, 2014, respectively, interest on advances against the Loan Agreement was equal to 6.5% and 5.75% of the outstanding principal and is payable monthly. The Company may repay the advances under the Loan Agreement, in whole or in part, at any time, without premium or penalty. As discussed in Note 1, the Company anticipates that it may not be in compliance with the covenant contained in the Loan Agreement during certain periods of 2015 and, therefore, has begun discussions with SVB to address the potential instances of noncompliance.
As discussed in Note 1, on September 29, 2014, the Company entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (along with Alcatel-Lucent Participations, collectively known as “ALU”) on the development of ultra-broadband products. ALU a committed to loan the Company up to $10.0 million following the satisfaction of certain conditions (the “ALU Loan Agreement”). As of December 28, 2014, the Company has not satisfied the conditions of the ALU Loan Agreement, and, accordingly, has not drawn on the loan.

Note 8—Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Accrued compensation and related benefits	$2,139	$2,834
Deferred revenue	529	391
Deferred rent	699	957
Warranty accrual	131	238
Accrued royalties	751	844
Other accrued liabilities	2,211	2,968
	$6,460	$8,232
The following table summarizes the activity related to the warranty accrual (in thousands):

	December 28, 2014	December 29, 2013	December 30, 2012
Balance at beginning of year	$238	$272	$602
Provision	(37)	34	(320)
Usage	(70)	(68)	(10)
Balance at end of year	$131	$238	$272

Note 9—Tallwood Investment
During 2009, in order to facilitate its acquisition of the Broadband Access product line from Conexant Systems, Inc., the Company negotiated a $42.0 million cash investment by Tallwood III, L.P., and certain of their affiliates (collectively, the “Tallwood Investors”) pursuant to which the Company sold to the Tallwood Investors (i) 2.4 million shares of Ikanos common stock, par value $0.001 per share (the “Common Stock”), and (ii) warrants to purchase up to 0.8 million shares of Common Stock (the “Warrants”). The transaction was completed on August 24, 2009, and the purchase price of each share of Common Stock and the exercise price of each warrant to purchase a share of Common Stock under the securities purchase agreement was $17.50. In addition, the Company issued to the Tallwood Investors one share (the “Voting Share”) of Series A Preferred Stock, which provides the Tallwood Investors certain voting rights solely with respect to the election of members of the Board of Directors but does not share in the economics of Ikanos. The 2.4 million shares of Common Stock, Warrants, and the Voting Share collectively are referred to as the Tallwood Investment. The net proceeds for the Tallwood Investment were $38.8 million after capitalizing transaction-related costs of $3.2 million. The $3.2 million in transaction related costs consisted of investment banker, legal, and accounting fees.
The value attributed to the Warrants was $7.6 million and was estimated as of August 24, 2009 using the Black-Scholes option pricing model with the assumptions of an expected volatility of 62.5%, expected term of five years, no expected dividends, and a risk free interest rate of 2.5%. The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term is five years which is equal to the life of the Warrants. The risk free interest rate is the yield on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption. The Warrants expired on August 24, 2014.
In November 2010 and again in November 2013, the Tallwood Investors participated in the Company’s stock issuances (see Note 11, below) and purchased an additional 0.6 million shares and 0.2 million shares, respectively. As of December 28, 2014, the Tallwood Investors owned approximately 37% of the Company’s outstanding common stock.
As part of the investment associated with the collaboration arrangement discussed in Note 1, the Tallwood Investors purchased 2.7 million shares of the Company's common stock for $11.3 million in a private placement on September 29, 2014. Under the terms of the private placement, Tallwood has agreed to vote its shares in excess of 35% of the outstanding common stock in the same proportion on all matters voted by non-Tallwood stockholders. At December 28, 2014, Tallwood Investors owned approximately 42% of the Company's common stock outstanding. As noted below in Note 15, Tallwood participated in the Company's Rights Offering and purchased an additional 2.7 million shares of the Company's common stock for $11.2 million. After the Rights Offering, Tallwood owned approximately 51% of the Company's outstanding common stock.

Note 10—Equity Plans and Related Equity Activity
Programs subsequent to December 28, 2014
Subsequent to December 28, 2014, five activities or programs have been completed that have or may have a significant effect upon equity plans and related equity activity. See Note 15 - Subsequent events for additions details.
Reverse stock split - The Company implemented a stockholder-approved 1:10 reverse stock split effective February 13, 2015, retroactive for all financial statements, stock and equity transactions, and related calculations such as earnings per share and option pricing.
Rights Offering - During the fourth quarter of 2014, the Company commenced a stockholder-approved Rights Offering under which stockholders of record on September 26, 2014 were given a subscription right to purchase 1.459707 shares of common stock for each share owned at $4.10 per share. The Rights Offering closed on February 4, 2015. Stockholders purchased 3.0 million shares of stock from the Company. The Company realized $11.6 million from the offering.
Special Equity Grant - To enable employees to maintain their ownership level prior to the Private Placement with ALU and Tallwood, on February 11, 2015 employees were given options and restricted stock units with a vesting commencement date of September 29, 2014. Participating employees received restricted stock units and stock options priced at $4.10. Under the program, the Company issued 0.9 million options and 0.8 million restricted stock units. Included within these grants were options and restricted stock units of 90,288 and 94,892, respectively, issued to Omid Tahernia, the Company's CEO.

2015 Executive Performance Grants- On February 16, 2015, in addition to the modifications of the previous performance grant to Omid Tahernia and the new 2015 Tahernia Performance Grant (See “Stock Option Agreement for Omid Tahernia” discussed below), the Company issued executive performance grants of 115,000 shares to Omid Tahernia, 24,000 shares to Dennis Bencala, 47,000 shares to Debajyoti Pal, 21,000 shares to Stuart Krometis, and 20,000 shares to Jim Murphy. All of these non-qualified stock options have an exercise price of $4.10 per share and will vest over a one year period, if at all, in two equal installments, if the price of the Company’s common stock during any 20 consecutive trading period exceeds $8.20 and $12.30, respectively. In addition, in the event of a change-of-control transaction, as defined in each individual’s pre-existing agreement with the Company, if the stock price performance targets have not been previously achieved, a portion of the grant will vest if the change of control deal price on the day the change-of-control transaction is announced is equal to or greater than $5.74.
Option exchange - On February 20, 2015, the Company commenced a stockholder-approved plan to enable employees to exchange options whose price is greater than the fair market value for options whose price will be the closing price of the Company's stock at the expiration of the tender offer. The offering period is scheduled to terminate on March 20, 2015.
Common Stock Issuance
On August 23, 2013, the Company filed with the Securities and Exchange Commission (“SEC”) a Registration Statement on Form S-1 which was subsequently amended and declared effective on November 6, 2013. Under this Registration Statement the Company could offer and sell in a public offering up to $35.0 million of common stock. In November 2013, the Company sold an aggregate of 2.6 million shares of its common stock resulting in net proceeds of $24.0 million after deducting underwriting discount and offering expenses of $2.4 million.
On September 29, 2014, as part of its collaboration arrangement with and among ALU and Tallwood, the Company realized, after issuance costs, $15.1 million on the sale of 3.9 million shares of the Company's common stock in a Private Placement to the Tallwood Group (2.7 million shares) and ALU (1.2 million shares). In addition, Tallwood committed to purchase an additional 2.7 million shares from the Company (see Note 1). Tallwood purchased the additional shares in February 2015 as part of the Company's Rights Offering and the Company realized $11.6 million before issuance costs from the sale. (See Note 15 - Subsequent Events.)
Warrants
As part of the collaboration agreement with ALU, the Company issued warrants to purchase the Company's stock to ALU. The first warrant was issued on September 29, 2014 for 315,789 shares with a purchase price of $4.75. The second warrant was issued on December 10, 2014 for 157,894 shares with a purchase price of $4.10. The warrants may be exercised at any time and will expire on November 30, 2017. Using the Black-Scholes-Merton model, the Company calculated that the aggregate value of the warrants was $558 thousand. The assumptions used for the calculation were; 1) the exercise prices and fair market values at issuance, 2) expected term of three years, 3) expected volatility of 62.10%, 4) risk free interest rate of 1.63%, and 5) no dividends. The expected volatility is based on a blend of the volatility of the Company’s peer group in the industry in which it does business and the Company’s historical volatility. The expected term is three years which is equal to the life of the Warrants. The risk free interest rate is the yield on zero-coupon U.S. treasury securities for a period that is commensurate with the expected term assumption.
Common Stock Reserved
As of December 28, 2014, the Company has reserved 8.8 million shares of common stock for future issuance under its various stock plans.
1999 Stock Plan
In September 1999, the Company adopted the 1999 Stock Plan (the “1999 Plan”). Options under the 1999 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors, and terminated 10 years after the date of grant. Upon completion of the Company’s initial public offering, the 1999 Plan was terminated and no shares were available for future issuance under the 1999 Plan. As of December 28, 2014, the Company had 1,000 options outstanding under the 1999 Plan.
2004 Equity Incentive Plan
In September 2005, the Company adopted the 2004 Equity Incentive Plan (the “2004 Plan”) upon the closing of its initial public offering. Options under the 2004 Plan were granted at a price equal to the fair market value of the stock at the date of grant, as determined by the Board of Directors, and terminated seven years after the date of grant. The 2004 Plan allowed for the issuance of incentive and nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. The

2004 Plan terminated on June 24, 2014 and no shares were available thereafter for future issuance under the 2004 Plan. Any shares under the 2004 Plan were transferred to the 2014 Stock Incentive Plan. At December 28, 2014, the Company had 1.7 million awards and options outstanding under the 2004 Plan.
2014 Stock Incentive Plan
In June 2014, at the Annual Meeting of Stockholders, the stockholders approved and the Company adopted the 2014 Stock Incentive Plan (the “2014 Plan”) upon the termination of the 2004 Plan. The 2014 Plan allows for the issuance of nonqualified stock options, restricted stock, restricted stock units, stock appreciation rights, deferred stock units, performance units, and performance shares to the Company’s employees, directors, and consultants. Options generally vest over four years at a rate of 25% on the first anniversary of the grant date and 6.25% quarterly thereafter. Generally, options terminate seven years after the date of grant and are non-statutory stock options. Restricted stock units represent the right to receive shares of common stock in the future, with the right to future delivery of the shares subject to a risk of forfeiture or other restrictions that will lapse upon satisfaction of specified conditions. The Plan will terminate in January 2014 unless the administrator terminates earlier.
At inception, the 2014 Plan contained approximately 3.0 million shares comprised of: 1) 0.5 million shares authorized under the 2014 Plan; 2) the number or shares reserved, but not issued under the terminated 2004 Plan; 3) options outstanding under the 1999 Plan to the extent forfeited to the Company due to failure to vest; and 4) any shares issued pursuant to the 2004 Plan and the 1999 Plan that are repurchased by us or forfeited by failure to vest. At a Special Meeting of Stockholders in November 2014, stockholders approved an amendment to the 2014 Plan to increase the number of shares of common stock reserved for issuance under the 2014 Plan by 7.5 million shares and also to increase the individual annual grant limits with respect to equity awards.
The 2014 Plan provides for the automatic grant of non-statutory stock options to its non-employee directors. Each non-employee director appointed to the Board will receive an initial option to purchase 4,500 shares upon such appointment except for those directors who become non-employee directors by ceasing to be employee directors. Initial option grants shall vest at the rate of one third of the shares on the first anniversary of the date of grant and 1/12th of the shares each quarter thereafter, subject to the director’s continuing to serve as a director as of each vesting date. Effective January 1, 2013, the Plan was amended such that non-employee directors receive a subsequent option to purchase shares and a restricted stock award on the date of each annual meeting of its stockholders as follows:

•	For one year of service, the equity award is 850 stock options and a restricted stock award of 300 shares;

•	For two years of service, the equity award is 1,250 stock options and a restricted stock award of 400 shares; and

•	For three or more years of service, the equity award is 1,950 stock options and a restricted stock award of 700 shares.
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
As of December 28, 2014, the Company had 0.6 million options and awards outstanding and 8.4 million options and awards available for future grant under the 2014 Plan. (See Special Equity Grant above for options and awards issued on February 13, 2015.)
2004 Employee Stock Purchase Plan
In September 2005, the Company adopted the 2004 Employee Stock Purchase Plan (the “ESPP”), upon the closing of its initial public offering. The ESPP will expire in 2024. As of December 28, 2014, the Company had 0.4 million shares available for grant under the ESPP. All of the Company’s employees, with the exception of employees located in China, are eligible to participate if they are employed by the Company or any participating subsidiary for at least 20 hours per week. The Company’s ESPP is intended to qualify under Section 423 of the Internal Revenue Code and provides for consecutive, overlapping 24-month offering periods. Each offering period includes four 6-month purchase periods. The offering periods generally start on the first trading day on or after May 1 and November 1 of each year.
Doradus 2004 Amended and Restated Stock Option Plan
In August 2006, in connection with the Doradus acquisition, the Company assumed Doradus’ 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”). Each unvested option to acquire shares of Doradus common stock outstanding under the Doradus Plan immediately prior to the closing date was converted into the right to acquire 0.079365 shares of Ikanos common stock. As of December 28, 2014, no stock options were outstanding and the Doradus Plan terminated as of December 31, 2014. Options granted under the Doradus Plan may be incentive stock options or non-statutory stock options. Options generally vest at a rate of 25% on the first anniversary of the grant date and 1/12th per quarter thereafter and terminate 10 years after the date of grant.
Stock Option Agreement for Omid Tahernia
In June 2012, the Company adopted a stand-alone Stock Option Agreement for Omid Tahernia (the "Omid Tahernia Plan"), under which 210,000 shares of the Company’s common stock were reserved for issuance to the Company’s CEO, Omid Tahernia, in connection with the commencement of his employment with the Company beginning in June 2012. The Stock Option Agreement and related stock option grant were granted outside of the Ikanos Amended and Restated 2004 Equity Incentive Plan and without stockholder approval pursuant to NASDAQ Marketplace Rule 4350(i)(1)(A). The Company granted an option (the “Option”) to purchase its common stock as an inducement to Mr. Tahernia to accept employment with the Company. The terms and conditions of the grant were included in his offer letter dated May 31, 2012 (the “Offer Letter”). The grant included among other items the following terms: the option has been classified as a non-qualified stock option; has an exercise price equal to $8.90 (the fair market value on the grant date); and has a term of seven years.
With respect to 150,000 shares subject to the Option (the “Time-Based Option Shares”), 25% of such Shares shall vest twelve months from June 11, 2012 (the “Vesting Commencement Date”) on the same day of the month as the Vesting Commencement Date and 6.25% of the Shares subject to the Option shall vest each quarter thereafter on the same day of the month as the Vesting Commencement Date, subject to Mr. Tahernia’s continuing to be an employee of the Company through each such date, such that all 150,000 Shares shall have completely vested on the four-year anniversary of the Vesting Commencement Date.
With respect to the remaining 60,000 shares subject to the Option (the “Tahernia 2012 Performance-Based Option Shares”), (i) 30,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $25.00; and (ii) the remaining 30,000 shares begin vesting when the average closing stock price of the Company’s common stock on the Nasdaq Stock Market over any period of twenty (20) consecutive trading days reaches $35.00. The Performance-Based Option Shares will vest in equal quarterly installments over the one year period after the respective stock price target is achieved, subject to Mr. Tahernia’s continued employment. The Performance-Based Option Shares were valued using the Monte Carlo model to simulate future stock price movements in order to determine the fair values of a performance option grant. The simulations account for the vesting and exercise provisions of the grant. Effective February 11, 2015, the Compensation Committee (the “Committee”) modified part of the Tahernia 2012 Performance-Based Option Shares to change the stock price goals to $8.20 and $12.30, respectively, but made no other changes to the grant.
Also, effective on February 11, 2015, the Committee granted Mr. Tahernia an option (the "2015 Tahernia Performance Grant") to purchase 42,488 shares, with an exercise price of $4.10, that will vest over a one-year period, if at all, in two equal installments, if the price of the Company’s common stock during any 20 consecutive trading day period exceeds $8.20 and $12.30, respectively. Once vesting begins, these shares will vest in equal quarterly installments over the one-year period after the applicable stock price goal is achieved. In addition, in the event of a change-of-control transaction, as defined in Mr. Tahernia,s pre-existing agreement with the Company, the stock price performance targets (if not previously achieved) will be evaluated against the change of control deal price on the day the change-of-control transaction is announced to determine what, if any, accelerated vesting may be recognized.
Vesting and price targets are subject to certain acceleration if the Company should terminate Mr. Tahernia’s employment “without cause” or if Mr. Tahernia should terminate his employment for “good reason,” both as defined in the Offer Letter.
Stock-Based Compensation
Stock-based compensation expense related to all stock-based compensation awards was $3.8 million, $3.6 million, and $2.9 million for 2014, 2013, and 2012, respectively.
As of December 28, 2014, there was $5.2 million of total unrecognized stock-based compensation expense related to unvested share-based compensation arrangements. That expense is expected to be recognized over a weighted-average period of 3.0 years.
Summary of Assumptions for Stock Options and ESPP

The fair value of each option award is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table.

	2014	2013	2012
Option Grants:
Expected volatility	60%-62%	61%-62%	62%-63%
Expected dividends	—	—	—
Expected term of options (in years)	3.8-4.6	3.8-4.6	3.8-4.6
Risk-free interest rate	1.2%-1.6%	0.6%-1.5%	0.6%-0.9%
ESPP:
Expected volatility	52%-70%	52%-70%	52%-70%
Expected dividends	—	—	—
Expected term of ESPP (in years)	0.5-2.0	0.5-2.0	0.5-2.0
Risk-free interest rate	0.1%-0.4%	0.1%-0.3%	0.2%-0.3%
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
Equity Plan Activity
A summary of option activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 29, 2013	1,870	$13.51
Granted	79	5.81
Exercised	—	—
Forfeited or expired	(161)	13.62
Outstanding at December 28, 2014	1,788	$13.17	4.02	$—
Exercisable at December 28, 2014	1,187	$14.15	3.52	$—
The weighted average grant date fair value of options granted during 2014, 2013, and 2012, was $2.91, $7.10, and $4.60, respectively. The total intrinsic value of options exercised during the years ended December 28, 2014, December 29, 2013, and December 30, 2012 was insignificant.
The following table summarizes information about stock options as of December 28, 2014 (in thousands, except per share and years):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Options	Weighted- Average Remaining Contractual Term (Years)	Weighted Average Exercise Price per Share	Number of Options	Weighted Average Exercise Price per Share
$3.45 to $8.90	504	4.7	$8.21	237	$8.57
$9.40 to $12.70	545	3.5	12.09	465	12.10
$13.00 to $17.50	474	5.0	14.33	212	14.70
$17.70 to $143.80	265	2.2	21.99	273	22.08
	1,788	4.0	13.17	1,187	14.15
Restricted Stock Units
A summary of the restricted stock unit activity is presented below (in thousands, except per share):

	Shares	Weighted- Average Grant Date Fair Value Per Share
Restricted stock units outstanding at December 29, 2013	171	$12.94
Granted	579	3.67
Vested	(4)	12.76
Forfeited	(61)	10.70
Restricted stock units outstanding at December 28, 2014	685	5.30
The table above includes 44,000 bonus awards, issued under a 2013 Bonus Awards Program, that were outstanding at December 29, 2013. The awards were retired and replaced with restricted stock units in June 2014. Fifty percent of the award will vest in January 2015 and the remaining 50% will vest in April 2015. The Company amortizes the fair value of the awards on a straight-line basis.
The weighted average grant date fair value per restricted stock units granted was $3.67, $13.20, and $13.90 during 2014, 2013, and 2012, respectively. The total fair value of restricted stock units that vested was $0.1 million for 2014, 2013, and 2012, respectively. The restricted stock units have one to four years vesting terms and are scheduled to vest through 2015. Tax related withholdings of restricted stock units was insignificant during 2014, 2013, and 2012.
Disclosures Pertaining to All Stock-Based Award Plans
Cash received from option exercises and ESPP contributions under all share-based payment arrangements was $0.5 million, $1.6 million, and $0.6 million for 2014, 2013, and 2012, respectively. The Company has maintained a full valuation allowance on its deferred tax assets since inception and has not been recognizing excess tax benefits from share-based awards. The Company does not anticipate recognizing excess tax benefits from stock-based payments for the foreseeable future, and the Company believes it would be reasonable to exclude such benefits from deferred tax assets and net loss per common share calculations. Accordingly, the Company did not realize any tax benefits from tax deductions related to share-based payment awards during 2014, 2013, or 2012.

Note 11—Employee Benefit Plans
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

Note 12—Commitments and Contingencies
Lease Obligations

The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for 2014, 2013, and 2012, was $2.4 million, $2.4 million, and $2.6 million, respectively. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.
Future minimum lease payments as of December 28, 2014 under non-cancelable leases with original terms in excess of one year are $2.5 million in 2015; $2.0 million in 2016; $1.6 million in 2017; and $0.4 million in 2018.
Purchase Commitments
As of December 28, 2014, the Company had $6.7 million of inventory purchase obligations that are expected to be paid during the first quarter of 2015.
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

Note 13—Income Taxes
The components of loss before provisions for income taxes are as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
United States	$(43,875)	$(30,526)	$(17,501)
Foreign	1,156	728	930
	$(42,719)	$(29,798)	$(16,571)
The provision for income taxes consists of Federal, state minimum taxes and foreign taxes as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Current :
Federal	$—	$—	$—
State and local	3	2	1
Foreign	557	464	935
	560	466	936
Deferred—
Federal	—	—	—
Foreign	46	123	78
	$606	$589	$1,014
The reconciliation between the provision for income taxes computed by applying the US federal tax rate to loss before income taxes and the actual provision for income taxes is as follows:

	Year Ended
	December 28, 2014	December 29, 2013	December 30, 2012
Provision (benefit) at statutory rate	(35)%	(35)%	(35)%
Difference between statutory rate and foreign effective rate	—	1	2
Change in valuation allowance	38	37	30
Subpart F income	—	1	4
Stock-based compensation	1	—	2
Tax credits	(4)	(2)	—
Non-deductible expenses	—	—	3
Other	1	—	—
	1%	2%	6%
Deferred income taxes reflect the effects of temporary differences between the carrying value of assets and liabilities for financial reporting purposes and the amounts for income tax purposes. Significant components of the deferred tax assets are as follows (in thousands):

	Year Ended
	December 28, 2014	December 29, 2013
Deferred tax assets :
Net operating loss carry-forwards	$57,378	$43,045
Depreciation and amortization	758	216
Research and development and other credits	7,310	5,386
Accrued reserves and other	436	1,753
Stock-based compensation	5,109	4,309
Acquired intangibles	7,321	8,230
	78,312	62,939
Valuation allowance	(75,316)	(60,161)
Asset basis difference	$2,996	$2,778
Deferred Tax Liability:
Unrepatriated earnings	$(3,103)	$(2,839)
The increase of $14.0 million from $43.0 million in 2013 to $57.4 million in 2014 of net operating loss carry-forwards and deferred tax assets is attributable mainly to a significant operations loss.
Realization of deferred tax assets is dependent upon future taxable earnings, the timing and amount of which are uncertain. The valuation allowance for deferred tax assets increased by $15.2 million to $75.3 million as of December 28, 2014 compared to an increase of $35.8 million to $60.2 million as of December 29, 2013. Due to cumulative losses in earlier years and a significant amount of loss in the most recent year, the Company believes that it is more likely than not that the majority of its deferred tax assets will not be realizable in future periods. Consistent with this, the Company has applied a valuation allowance to offset completely both the increase in and the total value of the net operating loss carry-forwards.
Changes in the valuation allowance for deferred tax assets for 2014, 2013, and 2012, are as follows:

	2014	2013	2012
Balance at beginning of year	$60,161	$24,354	$14,299
Increases related to new net operating losses	15,988	35,880	10,219
Current decreases	(833)	(73)	(164)
Balance at end of year	$75,316	$60,161	$24,354
As of December 28, 2014, the Company had net operating loss carry-forwards for federal and state of California tax purposes of $155.3 million and $26.4 million, respectively. The net operating loss carry-forwards will expire beginning in 2030 for federal and 2031 for California, if not utilized. The Company has research and development tax credits of approximately $4.3 million and $2.0 million for federal and California state income tax purposes, respectively. If not utilized, the federal credit carry-forward will begin to expire in 2029. The California credit can be carried forward indefinitely. As of December 28, 2014, the Company has federal and state capital loss carry-forwards for income tax purposes of approximately $3.0 million and $3.6 million, respectively. If not utilized, both the federal and California state capital loss carry-forwards will begin to expire in 2015.
Utilization of net operating losses and tax credit carry-forwards may be subject to substantial annual limitations due to ownership change limitations provided by the Internal Revenue Code and similar state provisions. Such annual limitations could impair the ability to utilize the net operating losses and tax credit carry-forwards before they can be utilized. The Company reviewed the ownership of shares both before and subsequent to the transactions to determine whether there had been any significant change in control. Based on the results of that review, the Company concluded that there had been no significant change in control, as defined, in 2014. However, future changes in ownership can significantly impair the Company’s ability to utilize the net operating losses and tax credit carry-forwards.
The Company has elected to track the portion of its federal and state net operating loss carry-forwards attributable to stock option benefits outside of its financial statements. Therefore, these amounts are no longer included in the Company’s gross or net deferred tax assets. The benefit of these net operating loss carry-forwards will only be recorded to equity when they reduce cash taxes payable. The cumulative amounts as of December 28, 2014 are not material for either federal or state tax purposes.
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
A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows (in thousands):

	2014	2013	2012
Balance at beginning of year	$5,950	$4,734	$183
Changes for tax positions of current year	875	635	640
Additions for tax positions of prior years	—	581	3,968
Reduction for tax position of prior years	(32)	—	(57)
Balance at end of year	$6,793	$5,950	$4,734
The Company has adopted the accounting policy that interest and penalties will be classified within the provision for income taxes. The amount of accrued interest and penalty recorded was $0.2 million as of and for the fiscal year ended December 28, 2014.
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
The Company does not expect any material adjustment to its reserves within the next twelve months. The Company’s tax years starting from 2010 to 2013 remain open in various tax jurisdictions. There are on-going examinations by the India tax authority for India transfer pricing issues for 2009, 2010, and 2011.

Note 14—Significant Customer Information and Segment Reporting
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
The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	December 28, 2014		December 29, 2013		December 30, 2012
France	$14,334	30%	$19,589	25%	$25,461	20%
Taiwan	16,792	35	18,086	22	22,708	18
Japan	10,135	21	14,213	18	23,788	19
Germany	2,539	5	9,292	12	7,498	6
China	1,176	2	4,270	5	15,536	12
Hong Kong	17	—	1,441	2	17,548	14
United States	248	1	2,079	3	1,274	1
Other	3,123	6	10,779	13	12,135	10
	$48,364	100%	$79,749	100%	$125,948	100%
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
Revenue by product family is as follows (in thousands):

	December 28, 2014		December 29, 2013		December 30, 2012
Gateway	$37,664	78%	$60,440	76%	$93,964	75%
Access	10,700	22	19,309	24	31,984	25
	$48,364	100%	$79,749	100%	$125,948	100%
The distribution of long-lived assets (excluding intangible assets and other assets) was as follows (in thousands):

	December 28, 2014	December 29, 2013
United States	$8,257	$7,856
Asia, predominantly India	324	756
	$8,581	$8,612

Note 15—Subsequent Events
Rights Offering and Registration Statement on Form S-1
We filed a Registration Statement on Form S-1 on October 20, 2014 and amended it thereafter (declared effective on November 26, 2014) under which we distributed rights to the holders of our common stock as of September 26, 2014 (the "Record Date") non-transferable subscription rights to purchase 14.5 million shares of our common stock (the "Rights Offering"). Each subscription right entitled the rights holder to purchase 1.459707 shares of our common stock at $4.10 per share. Therefore, each holder of record would have the opportunity to maintain the same ownership percentage of the Company subsequent to the September 29, 2014 Private Placement of shares as the stockholder had at the record date. The Rights Offering closed on February 4, 2015. The Company issued 3.0 million shares of the Company's common stock and realized $11.6 million after issuance costs of $0.8 million.
Special Equity Grant
In order to for employees to maintain the same level of ownership after the September 29, 2014 private placement sale of shares of common stock to ALU and Tallwood Investors, management proposed and the Board of Directors approved special equity grants for virtually all employees. Grants of options and restricted stock units were made on February 11, 2015 with an initial vesting date of September 29, 2014. Under the special equity grant, the Company issued 0.9 million options and 0.8 million restricted stock units.
2015 Executive Performance Grants
On February 16, 2015, the Company issued executive performance grants of 115,000 shares to Omid Tahernia, 24,000 shares to Dennis Bencala, 47,000 shares to Debajyoti Pal, 21,000 shares to Stuart Krometis, and 20,000 shares to Jim Murphy. All of these non-qualified stock options have an exercise price of $4.10 per share and will vest over a one year period, if at all, in two equal installments, if the price of the Company’s common stock during any 20 consecutive trading period exceeds $8.20 and $12.30, respectively. In addition, in the event of a change-of-control transaction, as defined in each individual’s pre-existing agreement with the Company, the stock price performance targets (if not previously achieved) will be evaluated against the change of control deal price on the day the change-of-control transaction is announced to determine what, if any, accelerated vesting may be recognized.
Reverse Stock Split
On February 11, 2015, at a Special Meeting of Stockholders (the "February 2015 Special Meeting"), the Company's stockholders approved an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio, to be determined by the Board of Directors, of not less than one-for-five shares (1:5) and not more than one-for-ten shares (1:10). At a meeting of the Board of Directors immediately following the February 2015 Special Meeting, the Board of Directors approved and directed Ikanos management to implement a 1:10 reverse stock split, effective February 13, 2015.
The reverse stock split applies to all stock outstanding, restricted stock units, stock appreciation rights, and stock options. As of February 13, 2015, the effect of the reverse stock split was to reduce the number of shares issued and outstanding from 170.1 million to 17.0 million. Neither the total authorized shares nor the preferred stock was affected by the reverse stock split. Awards and options outstanding of 24.8 million shares and shares available for grant of 84.9 million were reduced to 2.5 million and 8.5 million, respectively.
On February 13, 2015, the stock closed at $0.33 per share on The NASDAQ Capital Market and opened on February 17, 2015, the next business day, at $3.30 per share.
Unless otherwise noted, the effect of the reverse stock split has been retroactively applied to all common stock, equity plans and related activity as well as share and per share data in this Annual Report on Form 10-K.
Option Exchange
Generally, throughout 2014 and also in prior years, due to the decline in our stock price, all the Company's stock options have had exercise prices greater than the closing prices of our stock on The NASDAQ Capital Market. At a Special Meeting of Stockholders on November 21, 2014, Company management and the Board of Directors proposed and the stockholders approved a one-time stock option exchange program (the "Tender Offer") for the Company's active employees and directors to exchange certain outstanding stock options (the "Eligible Options") for new stock options. The exercise price of each new option will be the closing price of the Company's stock on The NASDAQ Capital Market on the date of grant, defined as the date immediately following the expiration of the tender offer. Eligible Options are options (including Stock Appreciation Rights) issued prior to January 1, 2014 that have an exercise price equal to or greater than $4.10. All eligible options will be exchanged for new options on a one-for-one basis except for those held by Directors and Executive Officers who will receive four new options for every five options held. Vesting will be thirty-six months for those eligible options partially vested and twenty-four months for those eligible options fully vested at the time that the tender offer expires. The tender offer began on February 20, 2015 and will expire on March 20, 2015.

SUPPLEMENTARY FINANCIAL DATA
Quarterly Financial Information (Unaudited)
(In thousands, except per share amounts)

	Three Months Ended
	Mar 31, 2013	Jun 30, 2013	Sept 29, 2013	Dec 29, 2013	Mar 30, 2014	Jun 29, 2014	Sept 28, 2014	Dec 28, 2014
Revenue	$26,152	$19,115	$16,900	$17,582	$14,513	$11,255	$11,079	$11,517
Cost of revenue	12,196	9,813	8,263	8,806	7,436	5,775	6,227	5,886
Gross margin	13,956	9,302	8,637	8,776	7,077	5,480	4,852	5,631
Operating expenses:
Research and development	13,518	12,599	12,455	12,503	12,676	13,408	10,822	11,218
Selling, general, and administrative	4,772	4,866	4,589	4,589	4,821	4,105	4,000	4,463
Restructuring charges	—	—	—	—	—	—	—	—
Total operating expenses	18,290	17,465	17,044	17,092	17,497	17,513	14,822	15,681
Loss from operations	(4,334)	(8,163)	(8,407)	(8,316)	(10,420)	(12,033)	(9,970)	(10,050)
Interest and other income (expense), net	82	(442)	(147)	(71)	242	(129)	(120)	(239)
Loss before provision for income tax	(4,252)	(8,605)	(8,554)	(8,387)	(10,178)	(12,162)	(10,090)	(10,289)
Provision for income taxes	164	68	111	246	127	168	190	121
Net loss	$(4,416)	$(8,673)	$(8,665)	$(8,633)	$(10,305)	$(12,330)	$(10,280)	$(10,410)
Net loss per share
Basic and diluted	$(0.63)	$(1.22)	$(1.21)	$(1.01)	$(1.04)	$(1.24)	$(1.04)	$(0.75)
Weighted average number of shares
Basic and diluted	7,041	7,118	7,166	8,565	9,875	9,910	9,928	13,918

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
We changed our independent registered public accounting firm effective March 7, 2014 from PricewaterhouseCoopers LLP to Moss Adams LLP. Information regarding the change in the independent registered public accounting firm was disclosed in our Current Report on Form 8-K filed with the SEC on March 7, 2014. There were no disagreements with PricewaterhouseCoopers LLP or any reportable events requiring disclosure under Item 304(b) of Regulation S-K.

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
Our management assessed the effectiveness of our internal control over financial reporting as of December 29, 2013. In making this assessment we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework (2013). Based on our assessment using those criteria, we concluded that, as of December 28, 2014, our internal control over financial reporting is effective.
The Company’s independent registered public accounting firm, Moss Adams LLP, has issued an attestation report on the Company’s internal control over financial reporting. The report on the audit of internal control over financial reporting appears in Part II, Item 8 of this Form 10-K.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the fourth quarter ended December 28, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

On March 18, 2015, Ikanos Communications, Inc. (the “Company”) entered into Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver (the “Amendment”) with Silicon Valley Bank (“SVB”). The Amendment provides a waiver by SVB of the Company’s failure to comply, as of the end of January 2015, with the covenant set forth in Section 6.7(a) (Adjusted Quick Ratio) of the First Amended and Restated Loan and Security Agreement dated as of October 7, 2014 (the “Agreement”). The Amendment also provides a modification to Section 2.5 of the Agreement eliminating the nightly sweep of collections in favor of daily application. The foregoing description of Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver is a summary, does not purport to be complete, and is qualified in its entirety by reference to the full text of the Amendment to the Agreement filed as Exhibit 10.16 to this Annual Report on Form 10-K and incorporated herein by reference.

PART III
Certain information required by Part III is omitted from this Annual Report on Form 10-K but will be included in the definitive proxy statement that we will file within 120 days after the end of our fiscal year pursuant to Regulation 14A (the “Proxy Statement”) for our 2015 Annual Meeting of Stockholders, and certain of the information to be included therein is incorporated by reference herein.

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
The information included under the following captions in our Proxy Statement is incorporated herein by reference: “Compensation Discussion and Analysis,” “2014 Summary Compensation Table,” “Grants of Plan-Based Awards in 2014,” “Outstanding Equity Awards at 2014 Fiscal Year End,” “Option Exercises and Stock Vested in 2014,” “Potential Payments upon Termination or Change in Control,” “Director Compensation” and “Compensation Committee Interlocks, and Insider Participation.”
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
The information regarding stock ownership by principal stockholders and management required by this Item is incorporated by reference from "Share Ownership by Principal Stockholders and Management" in our Proxy Statement.
Equity Compensation Plan Information
The following table provides information as of December 28, 2014 with respect to common stock that may be issued upon the exercise of equity awards under our Amended and Restated 1999 Stock Option Plan (the “1999 Plan”), Amended and Restated 2004 Equity Incentive Plan (the “2004 Plan”), the Amended and Restated 2014 Stock Incentive Plan (the "2014 Plan), 2004 Employee Stock Purchase Plan (the “2004 ESPP”) and the Doradus Technologies, Inc. 2004 Amended and Restated Stock Option Plan (the “Doradus Plan”).

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price per share of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans
Equity compensation plans approved by security holders (1)(2)(3)	2,473,330	$13.17	8,622,289	(3)
Equity compensation plans not approved by security holders	—	—	224,925	(4)
Total	2,473,330	13.17	8,847,214

(1)
Includes: (i) shares of common stock issuable upon the exercise of outstanding options grants (subject to vesting) for 1,788,074 shares (ii) shares of common stock issuable upon the vesting of restricted stock units for 685,256 shares.

(2)	No further equity awards may be granted under the 1999 Plan.

(3)	Includes 8,369,974 shares available for future issuance under the 2014 Plan, 356,400 shares available for future issuance under the 2004 ESPP, and 105,915 under other legacy plans.

(4)	Shares available for future issuance under the Doradus Plan of 14,925 and under the Omid Tahernia Plan of 210,000.
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
1. Financial Statements: The financial statements are set forth under Part II, Item 8 of this Annual Report on Form 10-K.
2. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
The following documents are filed as part of this Report:
3. Exhibits:

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 3, 2014. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of February 12, 2015.

3.3	Bylaws. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2014.

3.4	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1
Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.2
Amended and Restated Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Partners, L.P., Tallwood III Associates, L.P., and Tallwood III Annex, L.P. dated as of September 29, 2014. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2014.

4.3
Warrant to Purchase Common Stock of Ikanos Communications, Inc. issued to Alcatel-Lucent Participations, S.A. dated September 29, 2014. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2014.

4.3.1
First Amendment to Warrant to Purchase Common Stock of Ikanos Communications, Inc. originally issued to Alcatel-Lucent Participations, S.A. on September 29, 2014, dated December 10, 2014. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2014.

4.4
Warrant to Purchase Common Stock of Ikanos Communications, Inc. issued to Alcatel-Lucent Participations, S.A. dated December 10, 2014. Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2014.

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

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

Exhibit Number	Description
10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan dated as of May 2, 2011.

10.5
Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2006.

10.5.1
First Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.5.2
Second Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6
Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6.1
First Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6.2
Second Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

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

10.9
Lease Agreement, dated as of March 31, 2011, between the Registrant and Alfiere-100 Schultz Associates, L.P. Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.9.1
First Amendment to the Lease Agreement between the Registrant and Alfiere-100 Schultz Associates, L.P., dated March 2012. Incorporated by reference to Exhibit 10.10.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.10*	Offer letter dated as of May 30, 2012 with Omid Tahernia. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.11*
Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia, effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2013.

Exhibit Number	Description
10.11.1
Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia, effective as of November 17, 2014. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2015.

10.11.2
Amendment to Notice of Grant of Stock Option Agreement with Omid Tahernia dated March 7, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2015.

10.12*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

10.13
Loan and Security Agreement, dated as of September 29, 2014, by and between the Registrant and Alcatel-Lucent USA Inc. Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2014.

10.13.1
First Amendment to the Loan and Security Agreement, dated as of December 10, 2014, by and between Ikanos Communications and Alcatel-Lucent USA, Inc. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 10, 2014.

10.14*	2014 Stock Incentive Plan dated as of June 3, 2014. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.1
Form of Notice of Stock Unit Award under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.2
Form of Notice of Stock Option Grant under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.2 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.3
Form of Notice of Grant of Stock Appreciation Right (SAR) under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.4
Form of Notice of Stock Option Grant for non-employee directors under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.4 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.15
First Amended and Restated Loan and Security Agreement, dated as of October 7, 2014, by and between the Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2014.

10.16	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

Exhibit Number	Description
101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

March 19, 2015	/S/ OMID TAHERNIA
Omid Tahernia President, Chief Executive Officer and Director
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Dennis Bencala and Andrew S. Hughes, and each of them, his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, to sign any and all amendments (including post-effective amendments) to this Annual Report on Form 10-K and to file the same, with all exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, granting unto each of said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purpose    s as he or she might or could do in person, hereby ratifying and confirming all that each of said attorneys-in-facts and agents, or his substitute or substitutes, or any of them, shall do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the date indicated.

Signature	Title	Date

/S/ OMID TAHERNIA	President, Chief Executive Officer and Director (Principal Executive Officer)	March 19, 2015
Omid Tahernia

/S/ DENNIS BENCALA	Chief Financial Officer and Vice President of Finance (Principal Financial and Accounting Officer)	March 19, 2015
Dennis Bencala

/S/ DIOSDADO BANATAO	Chairman of the Board and Director	March 19, 2015
Diosdado Banatao

/S/ JASON W. COHENOUR	Director	March 19, 2015
Jason W. Cohenour

/S/ DANIAL FAIZULLABHOY	Director	March 19, 2015
Danial Faizullabhoy

/S/ FREDERICK M. LAX	Director	March 19, 2015
Frederick M. Lax

/S/ GEORGE PAVLOV	Director	March 19, 2015
George Pavlov

/S/ JAMES SMAHA	Director	March 19, 2015
James Smaha

Exhibit Index

Exhibit Number	Description

3.1	Restated Certificate of Incorporation, as amended on June 3, 2014. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

3.2	Certificate of Amendment of the Restated Certificate of Incorporation, dated as of February 12, 2015.

3.3	Bylaws. Incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on January 31, 2014.

3.4	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

4.1
Form of Registrant’s Common Stock Certificate. Incorporated by reference to Exhibit 4.1 to Amendment No. 1 of the Registrant’s Registration Statement on Form S-1 dated August 6, 2004 (Registration No. 333-116880).

4.2
Amended and Restated Stockholder Agreement by and between Ikanos Communications, Inc. and Tallwood III, L.P., Tallwood III Partners, L.P., Tallwood III Associates, L.P., and Tallwood III Annex, L.P. dated as of September 29, 2014. Incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 29, 2014.

4.3
Warrant to Purchase Common Stock of Ikanos Communications, Inc. issued to Alcatel-Lucent Participations, S.A. dated September 29, 2014. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2014.

4.3.1
First Amendment to Warrant to Purchase Common Stock of Ikanos Communications, Inc. originally issued to Alcatel-Lucent Participations, S.A. on September 29, 2014, dated December 10, 2014. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2014.

4.4
Warrant to Purchase Common Stock of Ikanos Communications, Inc. issued to Alcatel-Lucent Participations, S.A. dated December 10, 2014. Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on December 10, 2014.

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

10.3*	Amended and Restated 2004 Equity Incentive Plan. Incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 4, 2011.

10.3.1	Form of Restricted Stock Unit Agreement. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.2	Form of Amended and Restated Stock Option Agreement. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.3	French Sub-Plan for the Grant of Restricted Stock Units. Incorporated by reference to Exhibit 10.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.4	Form of Restricted Stock Unit Agreement for Employees in France. Incorporated by reference to Exhibit 10.3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.5	French Sub-Plan for the Grant of Stock Options. Incorporated by reference to Exhibit 10.4 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.6	Form of Stock Option Agreement for Employees in France. Incorporated by reference to Exhibit 10.4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.7	India Sub-Plan. Incorporated by reference to Exhibit 10.5 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.8	Form of Restricted Stock Unit Agreement For Employees in India. Incorporated by reference to Exhibit 10.5.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.3.9	Form of Stock Option Agreement for Employees in India. Incorporated by reference to Exhibit 10.5.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 11, 2006.

10.4*	Amended and Restated 2004 Employee Stock Purchase Plan dated as of May 2, 2011.

10.5
Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5 of the Registrant’s Annual Report on Form 10-K filed with the SEC on February 27, 2006.

10.5.1
First Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.5.2
Second Amendment to the Lease Agreement for 47669 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.5.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6
Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of February 7, 2006, between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6.1
First Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of June 18, 2006 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.6.2
Second Amendment to the Lease Agreement for 47661 Fremont Boulevard, Fremont, California, dated as of December 8, 2010 between Registrant and ProLogis. Incorporated by reference to Exhibit 10.6.2 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

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

10.9
Lease Agreement, dated as of March 31, 2011, between the Registrant and Alfiere-100 Schultz Associates, L.P. Incorporated by reference to Exhibit 10.10 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.9.1
First Amendment to the Lease Agreement between the Registrant and Alfiere-100 Schultz Associates, L.P., dated March 2012. Incorporated by reference to Exhibit 10.10.1 of the Registrant's Annual Report on Form 10-K filed with the SEC on February 28, 2014.

10.10*	Offer letter dated as of May 30, 2012 with Omid Tahernia. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 11, 2012.

10.11*
Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia, effective as of September 5, 2013. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on September 6, 2013.

10.11.1
Amendment to Offer letter dated as of May 30, 2012 with Omid Tahernia, effective as of November 17, 2014. Incorporated by reference to Exhibit 10.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2015.

10.11.2
Amendment to Notice of Grant of Stock Option Agreement with Omid Tahernia dated March 7, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on March 7, 2015.

10.12*	Ikanos Communications, Inc. Executive Incentive Plan. Incorporated by reference to Exhibit 10.3 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 2, 2012.

10.13
Loan and Security Agreement, dated as of September 29, 2014, by and between the Registrant and Alcatel-Lucent USA Inc. Incorporated by reference to Exhibit 10.3 of the Registrant's Current Report on Form 8-K filed with the SEC on September 29, 2014.

10.13.1
First Amendment to the Loan and Security Agreement, dated as of December 10, 2014, by and between Ikanos Communications and Alcatel-Lucent USA, Inc. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the Commission on December 10, 2014.

10.14*	2014 Stock Incentive Plan dated as of June 3, 2014. Incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.1
Form of Notice of Stock Unit Award under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.1 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.2
Form of Notice of Stock Option Grant under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.2 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.3
Form of Notice of Grant of Stock Appreciation Right (SAR) under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.3 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.14.4
Form of Notice of Stock Option Grant for non-employee directors under the 2014 Stock Incentive Plan dated June 3, 2014. Incorporated by reference to Exhibit 10.1.4 of the Registrant's Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

10.15
First Amended and Restated Loan and Security Agreement, dated as of October 7, 2014, by and between the Registrant and Silicon Valley Bank. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on October 10, 2014.

10.16	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

21.1	Subsidiaries of the Registrant.

23.1	Consent of Moss Adams LLP, Independent Registered Public Accounting Firm.

23.2	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm.

24.1	Power of Attorney is herein referenced to the signature page of this Annual Report on Form 10-K.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Indicates a management contract or compensatory plan or arrangement.