Form 10-Q
period 2015-03-29
IKANOS COMMUNICATIONS, INC.
filed 2015-05-11
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 29, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of May 1, 2015, there were 17,082,948 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

IKANOS COMMUNICATIONS, INC.
FORM 10-Q

2

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands and unaudited)

	March 29, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$12,965	$13,270
Short-term investments	—	2,421
Accounts receivable, net	11,364	13,849
Inventory, net	2,117	1,964
Prepaid expenses and other current assets	2,612	3,682
Total current assets	29,058	35,186
Property and equipment, net	13,908	8,581
Other assets	2,184	2,343
	$45,150	$46,110
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$5,000	$10,841
Accounts payable	4,019	5,054
Accrued liabilities	9,063	6,460
Total current liabilities	18,082	22,355
Long-term liabilities	4,424	1,740
	22,506	24,095
Commitments and contingencies (Note 5)
Stockholders’ equity	22,644	22,015
	$45,150	$46,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, and unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenue	$10,181	$14,513
Cost of revenue	5,193	7,436
Gross profit	4,988	7,077
Operating expenses:
Research and development	11,813	12,676
Selling, general, and administrative	5,006	4,821
Total operating expenses	16,819	17,497
Loss from operations	(11,831)	(10,420)
Interest and other, net	(108)	242
Loss before provision for income taxes	(11,939)	(10,178)
Provision for income taxes	54	127
Net loss	$(11,993)	$(10,305)
Basic and diluted net loss per share	$(0.77)	$(1.04)
Weighted average number of shares (basic and diluted)	15,575	9,875

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands and unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash flow from operating activities
Net Loss	$(11,993)	$(10,305)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	1,245	1,012
Stock-based compensation expense	1,085	989
Amortization of intangible assets and acquired technology	119	120
Changes in assets and liabilities:
Accounts receivable, net	2,485	4,930
Inventory	(153)	703
Prepaid expenses and other assets	1,110	173
Accounts payable and accrued liabilities	(716)	528
Net cash used in operating activities	(6,818)	(1,850)
Cash flows from investing activities:
Purchases of property and equipment	(1,604)	(600)
Purchases of investments	—	(1,913)
Maturities and sales of investments	2,421	1,963
Net cash provided by (used in) investing activities	817	(550)
Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock plans	—	114
Proceeds from rights offering, net of issuance costs	11,537	—
Proceeds from revolving line	5,000	8,480
Repayments of revolving line	(10,841)	(12,000)
Net cash provided by (used in) financing activities	5,696	(3,406)
Net decrease in cash and cash equivalents	(305)	(5,806)
Cash and cash equivalents at beginning of period	13,270	36,043
Cash and cash equivalents at end of period	$12,965	$30,237

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
Liquidity
The Company incurred net losses of $12.0 million and $10.3 million for the quarters ended March 29, 2015 and March 30, 2014, respectively, and had an accumulated deficit of $381.4 million as of March 29, 2015. On September 29, 2014, the Company entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (and its sister companies, collectively known as “ALU”) on the development of ultra-broadband products whereby the Company received a financial commitment of up to $45.0 million from ALU and a group of investors affiliated with Tallwood Venture Capital (the "Tallwood Group"). As part of their investments associated with the collaboration arrangement, on September 29, 2014, ALU and the Tallwood Group purchased 1.2 million shares and 2.7 million shares, respectively, of the Company's common stock for $5.0 million and $11.3 million, respectively (the "Private Placement"). Further, in December 2014, the Company commenced a rights offering pursuant to which stockholders of record on September 26, 2014 were offered the right to purchase shares of the Company’s common stock (the “Rights Offering”). On February 4, 2015, the Company completed its Rights Offering and recognized proceeds of $11.5 million, net of transaction costs of $0.8 million, inclusive of 2.7 million shares of the Company common stock purchased by the Tallwood Group for $11.2 million, which completed the Tallwood Group's portion of their financial commitment. On April 30, 2015, the Company received the proceeds of the $10.0 million loan from ALU, which was part of the previously announced collaboration arrangement. (See Note 7 - Subsequent Events.)
To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels necessary and appropriate for its business. During the remainder of 2015, the Company expects that its development costs, primarily associated with the Access product family, will increase over the level incurred during 2014. As a result of the Company’s planned increase in development spending in 2015, recurring losses from operations, and the need to maintain compliance with debt covenants, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not included any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.
The Company utilizes an existing revolving line of credit with Silicoan Valley bank ("SVB") to partially fund its operations. On October 7, 2014, the Company entered into the First Amended and Restated Loan and Security Agreement with SVB (the "Amended SVB Loan Agreement"), which amended and restated the loan agreement with SVB, originally dated January 14, 2011, as subsequently amended. Under the Amended SVB Loan Agreement, the Company may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of the Company's present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that the Company maintain a minimum monthly Adjusted Quick Ratio, as defined in the Amended SVB Loan Agreement, of 1.2 to 1.0.
The Company was in compliance with the Adjusted Quick Ratio covenant as of March 29, 2015 under the Amended SVB Loan Agreement, but was not in compliance with the covenant at the end of April 2015. On April 30, 2015, the Company entered into Amendment No. 2 to the Amended SVB Loan Agreement (“SVB Amendment No. 2”). SVB Amendment No. 2 provides, among other things, the following: (1) that SVB agrees to allow the Company to enter into Amendment No. 2 to the Loan and Security Agreement with ALU (the “ALU Loan Amendment”) (see Note 7 - Subsequent Events); (2) the removal of the LIBOR-based pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000. On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015. Although the Company is currently in compliance with the terms of the Amended SVB Loan Agreement, the Company anticipates that it may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, has begun initial discussions with SVB to address those potential instances of noncompliance. The Company will need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund its future capital requirements, including the need to raise additional financing. There can be no assurance that sufficient additional debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to the Company. Additionally, there can be no assurance that, if necessary, the Company will be successful in revising the debt covenants contained in the Amended SVB Loan Agreement or the ALU Loan Agreement. If the Company is unsuccessful in these efforts, it will need to implement significant cost reduction strategies that could affect its long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, reducing overall headcount, and curtailing business activities.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with Generally Accepted Accounting Principles (“GAAP”), the rules and regulations of the Securities and Exchange Commission (“SEC”), and accounting policies consistent with those applied in preparing the Company’s audited annual consolidated financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this Quarterly Report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on March 20, 2015 (“Annual Report”).
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary to a fair statement of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The operating results for the three month period ended March 29, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending December 27, 2015, or for any other future period.
The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There are 53 weeks in fiscal year 2015.
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
Reverse Stock Split
On February 11, 2015, at a Special Meeting of Stockholders (the "February 2015 Special Meeting"), the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of its common stock at a ratio, to be determined by the Board of Directors, of not less than one-for-five (1:5) shares and not more than one-for-ten (1:10) shares. At a meeting of the Board of Directors immediately following the February 2015 Special Meeting, the Board of Directors approved and directed the Company's management to implement a 1:10 reverse stock split, effective February 13, 2015.
The reverse stock split applied to all outstanding common stock, restricted stock units, stock appreciation rights, and stock options. As of February 13, 2015, the effect of the reverse stock split was to reduce the number of shares issued and outstanding from 170.1 million to 17.0 million. Neither the total authorized shares nor the preferred stock was affected by the reverse stock split. Awards and options outstanding of 24.8 million shares and shares available for grant of 84.9 million were reduced to 2.5 million and 8.5 million, respectively.

On February 13, 2015, the Company's common stock closed at $0.33 per share on The NASDAQ Capital Market and opened on February 17, 2015, the next trading day, at $3.40 per share.
Unless otherwise noted, the effect of the reverse stock split has been retroactively applied to all common stock, equity plans, and related activity as well as share and per share data in this Quarterly Report on Form 10-Q.
Rights Offering and Registration Statement on Form S-1
The Company filed a Registration Statement on Form S-1 on October 20, 2014 and amended it thereafter (declared effective on November 26, 2014) under which it distributed rights to the holders of its common stock as of September 26, 2014 (the "Record Date") non-transferable subscription rights to purchase 14.5 million shares of its common stock (the "Rights Offering"). Each subscription right entitled the rights holder to purchase 1.459707 shares of our common stock at $4.10 per share to allow each holder of record to have the opportunity to maintain the same ownership percentage of the Company subsequent to the Private Placement as the stockholder had at the record date. The Rights Offering closed on February 4, 2015. The Company issued 3.0 million shares of the Company's common stock at $4.10 per share and recognized proceeds of $11.5 million after issuance costs of $0.8 million.
Special Equity Grant
In order for employees to maintain the same level of ownership after the Private Placement, management proposed and the Board of Directors approved, special equity grants for virtually all employees. Grants of options and restricted stock units were made on February 11, 2015 with an initial vesting date of September 29, 2014. Under the special equity grant, the Company granted 0.9 million options and 0.8 million restricted stock units, of which 0.3 million options and 0.3 million restricted stock units were granted to the Company's Chief Executive Officer and his direct reports, including a Performance Stock Option Grant (as defined and described below) for 42,488 shares to the Company's Chief Executive Officer. This Performance Stock Option Grant will vest quarterly, if at all, rather than monthly, as described below.
2015 Performance Stock Option Grants
On February 16, 2015, the Company issued a Performance Stock Option Grant of 115,000 shares to Omid Tahernia, 24,000 shares to Dennis Bencala, and 47,000 shares to Debajyoti Pal, as well as Performance Stock Option Grants totaling 140,000 shares to other senior employees of the Company. Unless otherwise indicated, a Performance Stock Option Grant is a non-qualified stock option with an exercise price of $4.10 per share that will vest monthly over a one-year period, if at all, in two equal installments, if the price of the Company’s common stock during any 20 consecutive trading period exceeds $8.20 and $12.30, respectively. These Performance Stock Option Grants will also partially vest if the stock price is equal to or greater than $5.74 at a change-of-control (or in the case of Mr. Tahernia, any qualified termination event) based on the ratio of (x) the excess of the closing price over the exercise price, to (y) the excess of the applicable stock price target over the exercise price, multiplied by the number of shares subject to that tranche; the balance of the shares subject to that tranche will terminate as of the date of termination.
Option Exchange
Throughout 2014 and in prior years, due to the decline in the Company's stock price, all of the stock options granted to employees by the Company have exercise prices greater than the recent closing prices of our stock on The NASDAQ Capital Market. At a Special Meeting of Stockholders, held on November 21, 2014, the Board of Directors proposed and the stockholders approved, a one-time stock option exchange program (the "Tender Offer") for the Company's active employees and directors to exchange certain outstanding stock options (the "Eligible Options") for new stock options. The exercise price of each new option would be the closing price of the Company's stock on The NASDAQ Capital Market on the date of grant, which occurred on the first trading day following the expiration of the Tender Offer. Eligible Options are those options (including Stock Appreciation Rights) issued prior to January 1, 2014 that had an exercise price equal to or greater than $4.10. All Eligible Options could be exchanged for new options on a one-for-one basis, except for those held by directors, the Chief Executive Officer, and his direct reports, who each received four new options for every five options tendered.
The Eligible Options also included 60,000 shares that contained a performance-based vesting element, granted to our Chief Executive Officer at the time he was hired. Mr. Tahernia tendered this grant and received 48,000 Performance Stock Option Grant shares in exchange, however, this option grant will vest quarterly, rather than monthly, as described above.
For employees, other than with respect to Performance Stock Option Grants, vesting will occur monthly over thirty-six months for those Eligible Options that were partially vested and twenty-four months for those Eligible Options that were fully vested at the time the Tender Offer expired. The Tender Offer began on February 20, 2015 and expired on March 20, 2015. On March 23, 2015, 1.3 million shares were issued at a per share value of $2.80.

Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended December 28, 2014 included in the Company's Annual Report. These accounting policies have not significantly changed.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, and short-term investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. At of March 30, 2014, the Company’s short-term investments consisted solely of certificates of deposit. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.
Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 51%, 17%, and 16% of accounts receivable at March 29, 2015. Three customers represented 44%, 21%, and 16% of accounts receivable at December 28, 2014. Three customers accounted for 34%, 29%, and 14% of revenue for the three months ended March 29, 2015. Three customers accounted for 31%, 21%, and 17% of revenue for the three months ended March 28, 2014.
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
Net Loss per Share
Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended
	March 29, 2015	March 30, 2014
Net loss	$(11,993)	$(10,305)
Weighted average shares outstanding	15,575	9,875
Basic and diluted net loss per share	$(0.77)	$(1.04)
The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended
	March 29, 2015		March 30, 2014
Anti-dilutive securities:
Weighted average warrants to purchase common stock	474	(a)	780
Weighted average restricted stock and restricted stock units	619		—
Weighted average options to purchase common stock	2,161		1,863
	3,254		2,643

(a) The 0.5 million warrants were issued to ALU as part of the collaboration arrangement. On April 30, 2015 the warrant agreements were amended to reprice the warrants at $2.75 and to allow for a reduction in the pricing of the warrants upon an issuance or sale of shares of the Company's common stock at any time prior to the 12-month anniversary of the amendment.

Recent Accounting Pronouncements
There have been no recent accounting pronouncements issued during the first quarter of 2015 that are expected to affect the Company.
Note 2—Inventory, net
Inventory consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Finished goods	$1,900	$1,895
Purchased parts and raw materials	217	69
	$2,117	$1,964
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
As part of its Service Agreement, the Company transferred ownership of certain work-in-process and raw materials to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $0.5 million as of March 29, 2015 and $1.0 million as of December 28, 2014. The prepayments are classified in prepaid expenses and other current assets. As of March 29, 2015, the Company has $4.4 million of non-cancelable purchase obligations with eSilicon.

Note 3—Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Machinery and equipment	$28,377	$27,335
Software	5,686	6,591
Intellectual property (a)	11,640	5,530
Computer equipment	6,393	6,175
Furniture and fixtures	971	991
Leasehold improvements	1,824	1,818
Construction in progress	67	—
	54,958	48,440
Less: Accumulated depreciation and amortization	(41,050)	(39,859)
	$13,908	$8,581
(a) During the first quarter of 2015, the Company utilized intellectual property purchase obligations and capitalized its $6.0 million obligation as property and equipment with a useful life of six years.
Depreciation expense for property and equipment was $1.2 million and $1.0 million for the three months March 29, 2015 and March 30, 2014, respectively.

Note 4—Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Accrued compensation and related benefits	$2,786	$2,139
Accrued intellectual property purchase obligations (a)	2,319	430
Deferred revenue	429	529
Deferred rent	632	699
Warranty accrual	113	131
Accrued royalties	724	751
Other accrued liabilities	2,060	1,781
	$9,063	$6,460
(a) Included in long-term liabilities is an additional $3.0 million in intellectual property purchase obligations payable in 2016 and 2017.

Note 5—Commitments and Contingencies
Lease Obligations
The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for both the three months ended March 29, 2015 and March 30, 2014 was $0.6 million. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.
Future minimum lease payments as of March 29, 2015 under non-cancelable leases with original terms in excess of one year are $1.9 million for the remainder of 2015; $2.0 million in 2016; $1.6 million in 2017; and $0.4 million in 2018.
Purchase Commitments
As of March 29, 2015, the Company had $4.4 million of inventory purchase obligations that are expected to be paid during the second quarter of 2015.
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

Note 6—Significant Customer Information and Segment Reporting
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
The Company’s chief operating decision-maker is the Chief Executive Officer. The Chief Executive Officer reviews financial information presented on a consolidated basis, accompanied by disaggregated information about revenue by geographic region for purposes of making operating decisions and assessing financial performance. On this basis, the Company is organized and operates in a single segment: the design, development, marketing, and sale of semiconductors and integrated firmware.
The following table summarizes revenue by geographic region, based on the country in which the customer headquarters office is located (in thousands):

	March 29, 2015		March 30, 2014
France	$3,530	34%	$4,510	31%
Japan	2,963	29	3,756	26
Taiwan	2,126	21	3,797	26
Germany	267	3	1,202	8
China	107	1	326	2
United States	57	1	70	1
Other	1,131	11	852	6
	$10,181	100%	$14,513	100%
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
Revenue by product family is as follows (in thousands):

	March 29, 2015		March 30, 2014
Gateway	$6,938	68%	$10,305	71%
Access	3,243	32	4,208	29
	$10,181	100%	$14,513	100%
The distribution of long-lived assets (excluding intangible assets and other assets) was as follows (in thousands):

	March 29, 2015	December 28, 2014
United States	$13,716	$8,257
Asia, predominantly India	192	324
	$13,908	$8,581

Note 7—Subsequent Events

On April 30, 2015, the Company and Silicon Valley Bank (“SVB”) entered into Amendment No. 2 (the “SVB Loan Amendment”) to the First Amended and Restated Loan and Security Agreement dated October 7, 2014 (the “SVB Loan Agreement”). The SVB Loan Amendment provides, among other things, the following: (i) that SVB agrees to allow the Company to enter into Amendment No. 2 to the ALU Loan Agreement, as defined and further described below; (ii) the removal of the LIBOR-based pricing option; (iii) an increase in the interest rate margin by 75 basis points basis points; and (iv) a final payment fee of $250,000.
On April 30, 2015, the Company and SVB entered into a Limited Waiver to the SVB Loan Agreement (the "Limited Waiver"). The Limited Waiver provides, among other things, that SVB agrees to waive the Company’s compliance with the adjusted quick ratio covenant contained in Section 6.7(a) of the SVB Loan Agreement for the fiscal month ending April 26, 2015, provided that the Company is in receipt of the Original Principal Amount under the ALU Loan Agreement on or before May 8, 2015. The Company received the $10 million Original Principal Amount under the ALU Loan Agreement on April 30, 2015.
On April 30, 2015, the Company and ALU entered into Amendment No. 2 (the “ALU Loan Amendment”) to that certain Loan and Security Agreement dated September 29, 2014, as amended (the “ALU Loan Agreement”). The ALU Loan Amendment provides, among other things, the following: (i) that interest shall be paid in arrears in cash, rather than in-kind, however, for any interest payment due after June 30, 2015, the Company may request that, at the discretion of ALU, such payments be made in-kind; (ii) the amendment of the warrants previously issued to ALU, as further described below; and (iii) that the outstanding balance of the loan shall automatically accelerate in the event of a change in control of the Company or a sale of all or substantially all of the Company’s assets.
On September 29, 2014, in connection with the ALU Loan Amendment, the Company issued to ALU a warrant (the “First Warrant”) to purchase up to 315,789 shares of the Company’s common stock with an exercise price of $4.75 per share (after giving effect to the one-for-ten reverse stock split that occurred on February 13, 2015 (the "Reverse Stock Split")). On December 10, 2014, in connection with the first amendment to the ALU Loan Agreement, the Company issued an additional warrant to ALU (the “Second Warrant”) to purchase up to 157,895 shares of the Company’s common stock, with an exercise price of $4.10 per share (after giving effect to the Reverse Stock Split).
In connection with the ALU Loan Amendment, on April 30, 2015, the Company amended each of the First Warrant (the “Amended and Restated First Warrant”) and the Second Warrant (the “Amended and Restated Second Warrant” and, collectively, with the Amended and Restated First Warrant, the “Amended Warrants”) to lower the exercise price to $2.75 per share of the Company's common stock that is issuable thereunder, which exercise price represents the closing price of the Company’s common stock on April 29, 2015, the last trading day before the Amended Warrants were issued. In addition, each of the Amended Warrants contains a provision to automatically adjust the per share exercise price downward in the event that on or before April 30, 2016, the Company issues or sells or publicly announces the issuance or sale of any of its common stock or options or convertible securities that are related to its common stock (other than certain employee and director options) at an effective price that is lower than the then-current exercise price under the Amended Warrants. In addition, the per share exercise price will be adjusted downward under various other circumstances, including if any of the following events occurs: certain adjustments are made to the purchase or exercise price of an option or the conversion rate of a convertible security; the Company makes any dividend or other distribution of assets to holders of its common stock that is not also given to holders of the Amended Warrants; or the Board of Directors of the Company determines that it is appropriate to adjust the per share exercise price. Neither of the Amended Warrants provides for a corresponding upward adjustment of the per share exercise price thereunder.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statements that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our ability to raise additional capital in the future; our history of losses; our need for capital and ability to continue as a going concern; our ability to utilize our revolving credit facility; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our Company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from older products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line (DSL) and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and our accounting policies and disclosure controls.
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
In this Quarterly Report on Form 10-Q, references to “Ikanos,” “we,” “us,” “our,” or the “Company” mean Ikanos Communications, Inc. and its subsidiaries, unless otherwise indicated or the context otherwise requires.
Ikanos Communications, Ikanos and the Ikanos logo, the “Bandwidth without boundaries” tagline, Fusiv, inSIGHT BXM, Ikanos NodeScale, and Ikanos Velocity are among the trademarks or registered trademarks of Ikanos Communications, Inc.

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1, above, and with our financial statements and notes thereto for the year ended December 28, 2014, contained in our Annual Report on Form 10-K filed on March 20, 2015.
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
We incurred a net loss of $12.0 million in the first quarter of 2015 and had an accumulated deficit of $381.4 million as of March 29, 2015. As a result of our planned increase in development spending associated with our next generation G.fast offerings, recurring losses from operations, and our need to stay in compliance with our debt covenants, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. In order to continue our business, we will need to raise additional capital. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.
Beginning in January 2014, the price of our common stock began to trade below $1.00. Shortly thereafter, we received notice from The NASDAQ Stock Market, or NASDAQ, that we were no longer in compliance with Marketplace Rule 5550(a)(2) and if we did not regain compliance within the time allotted our common stock would be subject to being delisted from NASDAQ. We were subsequently granted two 180-day periods to regain compliance, the second of which would have expired on March 16, 2015. To address this issue of noncompliance, on February 11, 2015, at a Special Meeting of Stockholders (the "Special Meeting"), our stockholders approved an amendment to our Restated Certificate of Incorporation to effect a reverse stock split of our common stock at a ratio of not less than one-for-five (1:5) and not more than one-for-ten (1:10), as determined by our Board of Directors. At a meeting of the Board of Directors immediately following the Special Meeting, the Board of Directors directed our management to implement a 1:10 reverse stock split, effective immediately. We have retrospectively applied the effect of this 1:10 reverse stock split to all shares outstanding, earnings per share, and equity plan amounts for all periods presented. Subsequent to implementing the reverse stock split, we received notification from NASDAQ that we were in compliance with Marketplace Rule 5550(a)(2) and, therefore, that we had regained compliance with its continued listing requirements.
We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. Our broadband multi-mode and digital subscriber line ("DSL") processors and other semiconductor offerings power carrier infrastructure (referred to as "Access") and customer premises equipment (referred to as "Gateway") for network equipment manufacturers ("NEMs") supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers ("DSLAMs"), optical network terminals ("ONTs"), concentrators, modems, voice over Internet Protocol ("VoIP") terminal adapters, integrated access devices ("IADs"), and residential gateways ("RGs"). On September 29, 2014, we entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (along with its sister companies, collectively known as “ALU”) on the development of ultra-broadband products. We expect this collaboration to not only help increase our share of the broadband Access market but to also positively impact our global carrier engagements, as well as Gateway OEM interest in our products and technology. Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America.
On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement (the "Amended SVB Loan Agreement") with Silicon Valley Bank, or SVB. The Amended SVB Loan Agreement amends and restates the SVB Loan Agreement, originally dated January 14, 2011, and subsequently amended, and extends the maturity date until October 2017. Under the Amended SVB Loan Agreement, we may borrow up to $20.0 million, subject to certain limitations. At of March 29, 2015, $5.0 million was outstanding under the Amended SVB Loan Agreement. Interest on advances against the line was equal to 5.75% as of March 29, 2015 and was payable monthly. We utilize the line of credit with SVB to partially fund our operations. We were in compliance with the Adjusted Quick Ratio covenant as of March 29, 2015 under the Amended SVB Loan Agreement, but were not in compliance with the covenant at the end of April 2015. On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015. Although we are currently in compliance with the terms of the Amended SVB Loan Agreement, we anticipate that we may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, have begun initial discussions with SVB to address those potential instances of noncompliance. On April 30, 2015, we entered into Amendment No. 2 to the Amended SVB Loan Agreement (“Amendment No. 2”). Amendment No. 2 provides, among other things, the following: (1) that SVB agrees to allow us to enter into an amendment to the ALU Loan Agreement (as defined below”); (2) the removal of the LIBOR-based pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000.
In connection with the collaboration arrangement, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, consisting of the purchase through a private placement on September 29, 2014 of approximately 4.0 million shares of the Company’s common stock at $4.10 per share for proceeds of $15.1 million (net of issuance costs of $1.2 million); ALU’s commitment to loan the Company up to $10.0 million that was received by us on April 30, 2015 (the “ALU Loan Agreement”); the Tallwood Group’s agreement to purchase from us an additional $11.2 million of common stock; and ALU’s agreement to provide additional funding associated with the collaboration arrangement.
We filed a Registration Statement on Form S-1 on October 20, 2014 and amended it thereafter (declared effective on November 26, 2014) under which we distributed to the holders of our common stock non-transferable subscription rights to purchase 14.5 million shares of our common stock (the "Rights Offering"). Each subscription right entitled the rights holder to purchase 1.459707 shares of our common stock at $4.10 per share. The Rights Offering closed on February 4, 2015 and we sold 3.0 million shares and recognized proceeds $11.5 million, net of issuance costs of $0.8 million. The Tallwood Group participated in the Rights Offering and, thereby, fulfilled its commitment by investing $11.2 million to purchase an additional 2.7 million shares of our common stock.
Our products reflect advanced designs in silicon, systems, and firmware and are programmable and highly-scalable. Our expertise in the integration of our digital signal processor ("DSP") algorithms with advanced digital, analog, and mixed signal semiconductors enables us to offer high-performance, high-density, and low-power asymmetric DSL ("ADSL") and very-high bit rate DSL ("VDSL") products. We have released to production VDSL-based solutions to the market that offer vectoring and bonding to increase speeds over existing telecom carrier copper infrastructure. These products support high speed broadband service providers’ multi-play deployment plans to the connected home while keeping their capital and operating expenditures relatively low compared to competing frameworks. Our broadband DSL products consist of high performance Access and Gateway chips. We have demonstrated: (1) an aggregate downstream and upstream rate of 300 megabits per second (Mbps) over a single pair copper line at a distance of up to 200 meters, and (2) 150Mbps aggregate data rate up to a distance of 500 meters. Our next generation G.fast products for the ultra-broadband market are currently in development and will be designed to achieve speeds up to a gigabit per second (1Gbps or 1,000 Mbps). We also offer a line of multi-mode communications processors ("CPs") for RGs that can support a variety of wide area network ("WAN") topologies for telecom carriers, wireless carriers, and cable multiple system operators ("MSOs"), including Ethernet and gigabit Ethernet, passive optical network ("PON"), DSL, and LTE. In addition to our DSL and RG processors, our product portfolio also includes inSIGHT BXM software ("inSIGHT"), an innovative software suite of Gateway-based diagnostics and analytics software products.
Outsourcing all of our semiconductor fabrication, assembly, and test functions allows us to focus on the design, development, marketing, and sales of our products and reduces the level of our capital investment. In 2012, we expanded our outsourcing model by transitioning a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions ("Master Services") to eSilicon Corporation ("eSilicon") under a Master Services and Supply Agreement ("Service Agreement"). Pursuant to the Service Agreement, which will expire in October 2015, we place orders for our finished goods products with eSilicon, who, in turn, contracts with wafer foundries and the assembly and test subcontractors and manages these operational functions for us on a day-to-day level.
Our semiconductor customers consist primarily of NEMs, original design manufacturers ("ODMs"), contract manufacturers ("CMs"), and original equipment manufacturers ("OEMs"), and include vendors such as Sagemcom Tunisie ("Sagemcom"), Askey Computer Corporation ("Askey"), NEC Corporation ("NEC"), and AVM Computersysteme Vertriebs GmbH ("AVM"). Our products are deployed in the networks of telecom carriers such as AT&T Inc. ("AT&T"), Bell Canada, Orange S.A. (formerly, known as France Telecom) ("Orange"), KDDI Corporation ("KDDI"), and Nippon Telegraph and Telephone Corporation ("NTT").
Our families of DSL processors are designed for a range of devices that deliver high-speed access to the connected home. Following are updated overviews of the progress that we have made on our latest products:

•
We are currently shipping our Fusiv Vx185 and Vx183 family of chipsets which are high performance G.Vector-compliant communications processors designed specifically for the next generation of service gateways in the home.

•
 The Vx585 family, currently sampling, maintains the distributed architecture of the Vx185/183, while supporting an even higher level of performance with a dual-core CPU architecture and additional, higher performance acceleration processor engines. The Vx585 family of processors is currently scheduled to be production ready by mid-2015.

•
Our Access Velocity-3 solution combines the rich feature set of the Velocity family with innovative Ikanos NodeScale vectoring technology. Velocity-3 started carrier and OEM trials in 2014 and continues into 2015.

•
Our families of multi-mode gateway processors complement our DSL broadband products and are designed to address a wide range of devices for value-added carrier services and high-speed access to the connected home. The Fusiv Multi-core Vx175 and Fusiv Vx173, and Fusiv Vx575 family, are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by our products. The Vx575 family of processors is currently scheduled to be production ready by mid-2015.

•	We are currently in development of our next generation Access platform, G.fast.

•
inSIGHT represents an expansion of our product portfolio by offering software as a product sold directly to carriers. Our inSIGHT monitoring and diagnostic software is in field trials and is now scheduled to be ready for production in the latter half of 2015.

Critical Accounting Policies and Estimates
In preparing our unaudited condensed consolidated financial statements, we make assumptions, judgments, and estimates that can have a significant impact on amounts reported. We base our assumptions, judgments, and estimates on historical experience and various other factors that we believe to be reasonable under the circumstances. Actual results could differ materially from these estimates under different assumptions or conditions. On a regular basis, we evaluate our assumptions, judgments, and estimates and make changes accordingly. We also discuss our critical accounting estimates with the Audit Committee of our Board of Directors. We believe that the assumptions, judgments, and estimates involved in the accounting for revenue, cost of revenue, accounts receivable, inventories, warranty, income taxes, impairment of goodwill and related intangibles, acquisitions, and stock-based compensation expense have the greatest potential impact on our consolidated financial statements, so we consider these to be our critical accounting policies. We discuss below the critical accounting estimates associated with these policies. Historically, our assumptions, judgments, and estimates relative to our critical accounting policies have not differed materially from actual results.
The Company's significant accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual report on Form 10-K for the year ended December 28, 2014 and have not changed materially during the three months ended March 29, 2015.

Results of Operations

	Three Months Ended March 29, 2015	Percent of Total Revenue	Three Months Ended March 30, 2014	Percent of Total Revenue
	(in millions except percent)
Revenue	$10,181	100%	$14,513	100%
Cost of revenue	5,193	51	7,436	51
Gross profit	4,988	49	7,077	49
Operating expenses:
Research and development	11,813	116	12,676	87
Selling, general, and administrative	5,006	49	4,821	33
Total operating expenses	16,819	165	17,497	121
Loss from operations	(11,831)	(116)	(10,420)	(72)
Interest and other, net	(108)	(1)	242	2
Loss before provision for income taxes	(11,939)	(117)	(10,178)	(70)
Provision for income taxes	54	1	127	1
Net loss	$(11,993)	(118)%	$(10,305)	(71)%
Revenue by Product Family
The following table presents net revenue by reportable product family:

	Three Months Ended		2015 vs 2014
	March 29, 2015	March 30, 2014	$ Change	% Change
	(in millions except percent)
Gateway	$6.9	$10.3	$(3.4)	(33)%
Access	3.3	4.2	(0.9)	(21)
Total revenue	$10.2	$14.5	$(4.3)	(30)

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
Total revenue for the first quarter of 2015 declined by $4.3 million, or 30%, to $10.2 million from $14.5 million in the first quarter of 2014. Our three largest customers accounted for approximately 77% of our revenue in the first quarter of 2015 while our three largest customers accounted for 69% of our revenue in the first quarter of 2014. Both in comparison to the first quarter of 2014 and the fourth quarter of 2014, the decline in revenue from our legacy products was greater than the growth in revenue of our new products. However, we have seen a continuing shift in our revenue mix in favor of our new products. Revenue from our next generation Gateway products (Vx 183/185/180/175/173) constitutes a major portion of our total revenue. However, even with these new products, we continue to be adversely affected by the aging in our mature products and the slower than anticipated adoption of our new products. With limited exceptions, we have been experienced quarterly revenue declines over the last three years.
The following table presents our direct customers that accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended
Our Direct Customer	March 29, 2015	March 30, 2014
Sagemcom	34%	31%
Paltek Corporation	29	*
Amod**	14	21
NEC Corporation of America	*	17

*	Less than 10%

**	Amod is a distributor whose purchases from us are contracted to its end customer, Askey, a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended
	March 29, 2015	March 30, 2014
France	34%	31%
Japan	29	26
Taiwan	21	26
Germany	3	8
China	1	2
United States	1	1
Other	11	6
The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to carriers.
Cost of Revenue and Gross Margin

	Three Months Ended
	March 29, 2015	March 30, 2014

Gross margin	49%	49%
Gross margin was flat at 49% for both the first quarters of 2015 and 2014. Product mix in our higher margin Access products and lower margin Gateway products was virtually unchanged in 2015 compared to 2014.
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
The following table presents details of research and development expense:

	Three Months Ended		2015 vs 2014
	March 29, 2015	March 30, 2014	$ Change	% Change
	( In millions, except percent)
Salaries, related benefits, and consulting	$8.0	$8.3	$(0.3)	(4)%
Tapeout, development, and design costs	1.4	2.2	(0.8)	(36)
Other	2.4	2.2	0.2	9
	$11.8	$12.7	$(0.9)	(7)
(as a % of revenue)	116%	87%
Number of employees	182	192	(10)	(5)%
R&D costs declined by 7% or $0.9 million to $11.8 million in the first quarter to 2015 compared to $12.7 million in the first quarter of 2014. Salaries, related benefits, and consulting were lower in 2015 than in 2014 by $0.3, the result of lower headcount. Tape-out, development, and design costs were lower as tape-out costs were $0.4 million lower in the first quarter of 2015 compared to the first quarter of 2014. Design tools and services costs were lower by $0.5. We anticipate that these costs will increase over the remainder of 2015 as we ramp up for new product introductions.

Selling, General, and Administrative Expenses (in millions except percent)
Selling, general, and administrative (SG&A) expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and depreciation.
The following table presents details of selling, general, and administrative expenses:

	Three Months Ended		2015 vs 2014
	March 29, 2015	March 30, 2014	$ Change	%Change
	( In millions, except percent)
Salaries, related benefits, and consulting	$3.5	$3.3	$0.2	6%
Legal and accounting	0.6	0.8	(0.2)	(25)
Other	0.9	0.7	0.2	29
	$5.0	$4.8	$0.2	4
(as a % of revenue)	49%	33%
Number of employees	53	60	(7)	(12)%
The 6% increase in salaries, related benefits, and consulting costs in the first quarter of 2015 is primarily attributable to an increase in consulting costs and deferred stock compensation costs. Legal and accounting costs were lower in 2015 compared to 2014 primarily attributable to a $0.2 million reduction in accounting fees.
Interest and Other Income (Expense), Net
Interest income and other, net consists of interest income earned on primarily our short-term investments, other non-operating expenses, interest expense primarily related to the Amended SVB Loan Agreement and, starting in April 2015, will include interest under the ALU Loan Agreement, and other non-operating income and expense items such as gains and losses on foreign exchange. Interest and Other, net total was an expense of $0.1 million in the first quarter of 2015 compared to income of $0.2 million in the first quarter of 2014.
Provision for Income Taxes
Income taxes are comprised mostly of federal income tax, foreign income taxes, and state minimum taxes. The income tax provision marginally declined in the first quarter of 2015 compared to the first quarter of 2014. Our income tax provision primarily represents foreign taxes on certain of our international subsidiaries as well as federal taxes on unremitted earnings of foreign subsidiaries.
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
Liquidity, Capital Resources, and Going Concern
Working Capital, Cash and Cash Equivalents and Short-Term Investments
The following table presents working capital, cash and cash equivalents, and marketable securities:

	Three Months Ended
	March 29, 2015	December 28, 2014	$ Change
	(In millions)
Working capital	$11.0	$12.8	$(1.8)
Cash and cash equivalents	$13.0	$13.3	$(0.3)
Short-term investments	—	2.4	(2.4)
	13.0	15.7	(2.7)
Revolving line	5.0	10.8	(5.8)
Cash, cash equivalents, and short-term investments, net of revolving line	$8.0	$4.9	$3.1
We have funded our operations primarily through cash from private and public offerings of our common stock, our line of credit, cash generated from the sale of our products, proceeds from the exercise of stock options, and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools, and software as well as operating expenses, such as product tapeouts, marketing programs, travel, professional services, facilities, and other costs. We incurred net losses of $12.0 million and $10.3 million for the three months ending March 29, 2015 and March 30, 2014, respectively, and had an accumulated deficit of $381.4 million as of March 29, 2015.
Our cash and cash equivalents, net of our revolving line, increased by $3.1 million to $8.0 million for the quarter ended March 29, 2015 compared to $4.9 million for the quarter ended March 30, 2014, primarily as a result of our Rights Offering offset by our first quarter net losses. On February 4, 2015, we completed our Rights Offering and realized $12.4 million in net proceeds.
We were in compliance with the Adjusted Quick Ratio covenant under the Amended SVB Loan Agreement as of March 29, 2015, but we were not in compliance with the covenant at the end of April 2015. On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015. Although we are currently in compliance with the terms of the Amended SVB Loan Agreement, we anticipate that we may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, have begun initial discussions with SVB to address those potential instances of noncompliance. We expect that we will need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund our future capital requirements, including the need to raise additional capital. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to us. Additionally, there can be no assurance that we will be successful in revising the covenants with SVB, if necessary. If we are unsuccessful in these efforts, we will need to implement significant cost reduction strategies that could affect our long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount and curtailing business activites.
On April 30, 2015 we received the proceeds of $10.0 million under the ALU Loan Agreement (See, "ALU Collaboration and Rights Offering," below). The ALU Loan Agreement contains the same Adjusted Quick Ration covenant that appears in the Amended SVB Loan Agreement and both loan agreements contain provisions that provide that a default under one loan agreement is a default under the other one.
Despite the receipt of the proceeds under the ALU Loan Agreement, as a result of our planned increase in development spending during the remainder of 2015, recurring losses from operations, and the need to stay in compliance with our debt covenants, if we are unable to raise sufficient additional capital through alternative debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.
Cash, cash equivalents, and short-term investments held by foreign subsidiaries was $4.7 million and $4.6 million, at March 29, 2015 and December 28, 2014, respectively. In April 2015, we repatriated $2.3 million, net of $0.5 million taxes, from our Indian affiliate.
ALU Collaboration and Rights Offering
On September 29, 2014, as part of our collaboration arrangement with ALU on the development of ultra-broadband products, ALU and a group of investors affiliated with Tallwood Venture Capital (the “Tallwood Group”) collectively agreed to a financial commitment of up to $45.0 million, which consisted of the purchase of approximately 4.0 million shares of the Company’s common stock at $4.10 per share for aggregate gross proceeds of $16.3 million, ALU’s commitment to loan the Company up to $10.0 million following the satisfaction of certain conditions and a security interest in all of our assets (the “ALU Loan Agreement”), the Tallwood Group’s agreement to purchase an aggregate of an additional $11.2 million of common stock at the same per share price in the Rights Offering, and ALU’s agreement to provide additional other funding associated with the collaboration arrangement.
Our Rights Offering closed on February 4, 2015 and we issued 3.0 million shares to the participants and received gross proceeds of $12.4 million. After deducting legal, accounting, and other costs, we recognized net proceeds of $11.5 million from the Rights Offering. The Tallwood Group participated in the Rights Offering and, thereby, fulfilled its commitment by investing $11.2 million to purchase an additional 2.7 million shares of our common stock.
Amended SVB Loan Agreement
We utilize the line of credit under the Amended SVB Loan Agreement to partially fund our operations, which agreement was originally entered into in January 2011 and amended periodically thereafter. On October 7, 2014, we entered into the Amended SVB Loan Agreement which amends and restates the prior agreement and extends the maturity date until

October 2017. As of March 29, 2015, $5.0 million was outstanding under the Amended SVB Loan Agreement. The interest rate on advances against the line was 5.75% as of March 29, 2015 and is payable monthly.
The Amended SVB Loan Agreement is collateralized by a first priority lien on all of our present and future assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio of 1.2 to 1.0, as defined in the Amended SVB Loan Agreement. We will need to continue to take further actions during the remainder of 2015 to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund our capital requirements.
On April 24, 2015, we entered into Amendment No. 2 to the Amended SVB Loan Agreement (“SVB Amendment No. 2”). SVB Amendment No. 2 provides, among other things, the following: (1) that SVB agrees to allow for an amendment to the ALU Loan Agreement; (2) the removal of the LIBOR-based pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000.
Operating, Investing, and Financing Activities
The following table summarizes our statement of cash flows for the three months ended March 29, 2015 and March 30, 2014 (in millions):

	2015	2014
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$13.3	$36.0
Net cash used in operating activities	(6.8)	(1.8)
Net cash provided by (used in) investing activities	0.8	(0.6)
Net cash provided by (used in) financing activities	5.7	(3.4)
Cash and cash equivalents—end of period	$13.0	$30.2
Operating Activities
During the first quarter of 2015, we used $6.8 million in net cash from operating activities while incurring a loss of $12.0 million. Included in the net loss were non-cash charges amounting to $2.2 million that resulted from depreciation of $1.2 million, stock-based compensation of $1.1 million, and the amortization of intangible assets and acquired technology of $0.1 million. Favorable cash flow resulted from a reduction in accounts receivable of $2.5 million and prepaid expenses and other assets of $1.1 million were offset, in part, by lower accounts payable and accrued liabilities of $0.7 million. Accounts receivable days sales outstanding declined marginally form 109 days at the end of 2014 to 102 days at March 29, 2015. Inventories remained flat from the end of 2014 to the end of the first quarter of 2015, while purchase commitments have declined from $6.7 million to $4.4 million during the same period. Prepaid expenses and other assets declined as prepaid wafers purchased by eSilicon on our behalf declined by $0.4 million and issue costs of $0.8 million from our private placement and Rights Offering were transferred and charged to additional paid-in capital.
For the three months ended March 30, 2014, we used $1.8 million of net cash in operating activities, while incurring a net loss of $10.3 million. Included in the net loss was approximately $2.1 million in various non-cash expenses consisting of depreciation, stock-based compensation expense and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $4.9 million related to collections and sales timing and reductions in inventory of $0.7 million, prepaid expenses and other assets of $0.2 million, and an increase in accounts payable and accrued liabilities of $0.5million.
Investing Activities
During the first quarter of 2015, cash provided by investing activities was $0.8 million, which was comprised of the purchases of property and equipment of $1.6 million, offset by the net maturities and sales of certificates of deposit of $2.4 million. During the first quarter of 2014, cash flow used in investing activities was $0.6 million related to purchases of property and equipment.
Financing Activities
During the first quarter of 2015, cash flow from financing activities provided $5.7 million. Net proceeds from our rights offering were $11.5 million, offset by net repayments under our revolving line of $5.8 million. During the first quarter of 2014 we used $3.4 million as repayments under the loan were $3.5 million offset by proceeds from the issuance ocommon stock under our employee stock plans.

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
We lease certain office facilities, equipment, and software under non-cancelable operating leases. The following table summarizes our contractual obligations as of March 29, 2015 and the effect those obligations are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2015	2016 and 2017	2018 and 2019	There- after
Operating lease payments	$5.9	$1.9	$3.6	$0.4	$—
CAD software tools	7.1	2.0	5.1	—	—
Intellectual property purchase obligations (1)	5.1	2.0	3.1	—	—
Inventory purchase obligations	4.4	4.4	—	—	—
Non-current income tax payable	0.8	—	—	—	0.8
Royalties	1.0	0.6	0.4	—	—
	$24.3	$10.9	$12.2	$0.4	$0.8

(1) During the first quarter of 2015, we utilized intellectual property purchase obligations and capitalized our $6.0 million obligation as property and equipment with a six year useful life.
For the purposes of this table, purchase obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transaction. Our purchase orders are based on our current manufacturing needs and are fulfilled by our vendors within short time horizons. In addition, we have purchase orders that represent authorizations to purchase rather than binding agreements. We do not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed our expected requirements.
Computer aided design ("CAD") tools are expensed when utilized. We expect to have a majority of the tools expensed prior to the fulfillment of payment obligations as a result of the ongoing G.fast-related product development.
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
Recent Accounting Pronouncements
Our significant accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended December 28, 2014 included in our Annual Report on Form 10-K. These accounting policies have not significantly changed.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our line of credit. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. As of December 28, 2014, we had investments of $2.4 million in certificates of deposit. As of March 29, 2015, we have no investments.

As of March 29, 2015, we had cash and cash equivalents totaling $13.0 million. We do not enter into investments for trading or speculative purposes and, therefore, a change by one hundred basis points in interest rates would have limited or no effect.
As of March 29, 2015, we had $5.0 million outstanding under our line of credit with SVB. The interest rate was variable and was 5.75% under the revolving line at March 29, 2015. If the rates were to change by one hundred basis points and the balance remained the same, the effect would be less than $0.1 million.
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
Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by our Annual Report on Form 10-K. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded these disclosure controls and procedures were effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended March 29, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - Other Information

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

Risks Related to an Investment in Us
We have a history of losses and we will need to raise additional capital in the future and our inability to do so may adversely impact our ability to continue as a going concern.
Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 28, 2014 contained an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $381.4 million as of March 29, 2015. We expect to incur additional losses for the foreseeable future.
We will need to seek financing in the future. These financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise sufficient additional capital, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business. Future losses or the inability to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources, and Going Concern-Working Capital, Cash and Cash Equivalents and Short-Term Investments.”
We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition, and liquidity.
On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement, or the Amended SVB Loan Agreement, with Silicon Valley Bank, or SVB. Under the SVB Loan Agreement we may borrow up to $20 million, subject to certain limitations. The SVB Loan Agreement is collateralized by a first priority lien on all of our present and future property and assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio (as defined) of 1.2 to 1.0. From time-to-time we draw advances under the Amended SVB Loan Agreement and repay the advances as our receivables are collected. As of March 29, 2015, the balance under the Amended SVB Loan Agreement was approximately $5.0 million. We were not in compliance with the covenants contained in the original SVB loan agreement as of September 28, 2014. Those covenants were replaced when the Amended SVB Loan Agreement was signed. Although we are currently in compliance with all of the covenants in the Amended SVB Loan Agreement, we were not in compliance for the month of April 2015 and received a waiver of such non-compliance from SVB. There can be no assurance that we will remain in compliance with the terms of the Amended SVB Loan Agreement in the future nor, should a default occur, that we would be successful in obtaining a further amendment to avoid SVB declaring a default. Should we be in default of the terms of the Amended SVB Loan Agreement and fail to obtain an amendment prior to SVB declaring us to be in default, SVB could require that any advances under the Amended SVB Loan Agreement be repaid immediately, in addition, such a default would trigger a default under the ALU Loan Agreement (as defined below) and ALU could demand immediately repayment, and if SVB began to foreclose on our assets, it would like lead ALU to initiate the same action, all of which would have a material adverse effect on our business, liquidity, and financial condition.
Our Amended SVB Loan Agreement is subject to contractual and borrowing base limitations, which could adversely affect our liquidity and business.
The maximum amount we can borrow under our Amended SVB Loan Agreement is subject to contractual and borrowing base limitations, which could significantly and negatively impact our future access to capital required to operate our business. Borrowing base limitations are based upon eligible accounts receivable. If our accounts receivable are deemed ineligible, because, for example, they are resident outside certain geographical regions or a receivable is older than 90 days, the amount we can borrow under the revolving credit facility would be reduced. These limitations could have a material adverse impact on our liquidity and business.
If we default under our term loan agreement with Alcatel-Lucent and the loan is called, it would materially impact our business, financial condition, and liquidity.
On September 29, 2014 we entered into the Loan and Security Agreement, or the ALU Loan Agreement, with Alcatel-Lucent USA, Inc., or ALU. Subsequently, on December 10, 2014 and April 30, 2015, we entered into the First Amendment and Second Amendment, respectively, to the ALU Loan Agreement. The ALU Loan Agreement is secured by a first position lien on our intellectual property and a second lien, behind SVB, on all of our other assets. By its terms, the ALU Loan Agreement, as amended, requires quarterly interest payments and repayment of 15% of the principal amount, plus accrued interest, on or before November 30, 2016, and payment-in-full of the outstanding balance, plus accrued interest, on or before November 30, 2017. The ALU Loan Agreement contains the same Adjusted Quick Ratio covenant as provided for in the Amended SVB Loan Agreement. In addition, both the Amended SVB Loan Agreement and the ALU Loan Agreement, or collectively, our Loan Agreements, contain a provision providing that a default under one agreement will constitute a default under the other agreement. If we were to default under the terms of either Loan Agreement, and ALU were to declare the ALU Loan Agreement in default, we would be required to use a significant portion of our cash to repay the loan, or if we were not in a position to repay the principal balance under the ALU Loan Agreement, ALU could then foreclose on all of our assets, which would likely lead to SVB initiating the same action, all of which would have a material impact on our business, financial condition, and liquidity.
Our Loan Agreements contain financial covenants that may limit our operating and strategic flexibility.
Our Loan Agreements, contain financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions limit our ability to, or do not permit us to, incur additional debt, pay cash dividends, make other distributions or repurchase stock, engage in certain merger and acquisition activity, and make certain capital expenditures. We have been in violation of covenants under our loan agreement and may be i violation of covenants in the future. There can be no assurance that we will be in compliance with all covenants in the future or that SVB or ALU, or collectively, our Lenders, will agree to modify the Amended SVB Loan Agreement or the ALU Loan Agreement, respectively, should that become necessary.
Events beyond our control could affect our ability to comply with the covenants. Failure to comply with the covenants or restrictions could result in a default under one or both of our Loan Agreements. If we do not cure an event of default or obtain necessary waivers within the required time periods, our Lenders would be permitted to accelerate the maturity of the debt under our Loan Agreements, foreclose upon our assets securing the debt, and terminate any further commitments to lend. Under these circumstances, we may not have sufficient funds or other resources to satisfy our other obligations. In addition, the limitations imposed by our Loan Agreements may significantly impair our ability to obtain other debt or equity financing.
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
Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $381.4 million as of March 29, 2015. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.
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
The closing price of our common stock for the period of January 1, 2012 to March 29, 2015 ranged from a low of $2.80 to a high of $20.20. In addition, the market prices of securities of semiconductor and other technology companies have been volatile, particularly for companies like us, with relatively low trading volumes. This volatility has significantly affected the market prices of securities of many technology companies for reasons frequently unrelated to the operating performance of the specific companies. Accordingly, holders of our common stock may not be able to resell their shares at or above the price paid.
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
Revenues from our more mature products are decreasing as these products near end-of-life and this decrease in revenues is likely to keep our quarterly revenue relatively flat to declining in the near term. Increases in revenue will be derived from new products, however, revenue from these new products may not offset the declines in revenue from our mature products in the short-term, long-term, or at all. Beginning in the third quarter of 2012, we began selling our next generation Gateway products, the Fusiv Vx185, Vx183, Vx175, and Vx173 chipsets. Further, we are currently developing a new broadband DSL Access platform that incorporates vectoring technology. The successful customer migration to our new products is critical to our business, takes substantial time and effort, and there is no assurance that we are or will be able to market and or sell new products and services in a timely manner. Our newer products and services, including our Vx585 family and Velocity-3 products, may continue to be delayed, and new products may not be accepted by the market, may be accepted later than anticipated, or may be replaced by newer products more quickly than anticipated. Our sales and operating results may be adversely affected if we are unable to bring new products to market, if customers delay purchases, or if acceptance of new products is slower than expected or to a smaller degree than expected, if at all. Failure of future offerings to be accepted by the market could have a material adverse effect on our business, operations, financial condition, and reputation.
Because we depend on a relatively small number of significant customers for a substantial portion of our revenue, the loss of any of our key customers, our inability to continue to sell existing and new products to our key customers in significant quantities, or our failure to attract significant new customers, could adversely impact our revenue and harm our business.
We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our three largest customers accounted for approximately 77% of our revenue for the first quarter of 2015 and three customers accounted for approximately 69% of our revenue for the first quarter of 2014. For the quarter ended March 29, 2015, Sagemcom, Paltek Corporation, and Amod Technology Inc., Ltd. (a distributor selling exclusively to Sagemcom’s OEM), and Paltek Corporation represented 34%, 29%, and 14% of our revenue, respectively. For the quarter ended March 30, 2014, Sagemcom, Amod Technology, Inc., Ltd., and NEC Corporation of America represented 31%, 21%, and 17% of our revenue, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.
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
The semiconductor industry and the broadband communications markets are intensely competitive. In the VDSL or VDSL-like technology and communications processing markets, we currently compete or expect to compete with, among others, Broadcom Corporation, Cavium, Inc., Freescale Semiconductor, Inc. (which recently announced a definitive merger agreement to be acquired by NXP Semiconductors N.V.), Intel Corporation (which recently acquired Lantiq Deutschland GmbH), Marvell Technology Group Ltd., MediaTek Inc., PMC-Sierra, Inc., and Realtek Semiconductor Corp.
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
Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems. We refer to this as a design win. A design win is defined as achieving one of the following: a potential customer who has signed a memorandum of understanding to design our products into its portfolio; signed a definitive contract; entered into a prototype purchase order for at least 100 units; or issued an e-mail stating the customer's intent to award a design to us with a defined carrier or end customer.At any given time, we are competing for one or more design wins. We often incur significant expenditures over multiple quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold, or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time-to-time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.
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
Our business is susceptible to macroeconomic and other world market conditions. As an example, we believe that consumer-targeted broadband services, which are deployed using our technology, are part of most households’ discretionary spending. We believe the global financial economic downturn that began in 2008 and continues into 2015, particularly in Europe, negatively affected consumer confidence and spending. These outcomes and behaviors may adversely affect our business and financial condition. If individual consumers decide not to install, or discontinue purchasing, broadband services in their homes, whether to save money in an uncertain economic climate or otherwise, the resulting drop in demand could cause telecommunications service providers to reduce or stop placing orders for OEM equipment containing our products. Accordingly, the OEMs’ demand for our products could drop further, potentially having a materially negative effect on our revenue.
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
When our service agreement with eSilicon terminates in October 2015 we will incur costs and risks associated with a transition away from eSilicon, which could negatively impact our operating results.
When our service agreement with eSilicon terminates in October 2015 we will incur costs and risks associated with the transition back to providing such services ourselves or to a new outsourced service provider. Either transition will require the time and attention of management and introduces risk associated with ensuring the transition does not interrupt our supply of product. If such transition were to occur and our supply of product suffered from interruptions due to the transition, it would negatively impact our operating results and reputation.
In the event that we seek to use new wafer foundries to manufacture a portion of our semiconductor products, we may not be able to bring the new foundries on-line rapidly enough and may not achieve anticipated cost reductions.
As indicated above, we have used and will continue to use a limited number of independent wafer foundries to manufacture all of our semiconductor products, which could expose us to risks of delay, increased costs, and customer dissatisfaction in the event that any of these foundries are unable to meet our requirements. Additional wafer foundries may be sought to meet our future requirements, however, the qualification process typically requires several months or more. By the time a new foundry is qualified, the need for additional capacity may have passed or we may have lost the potential opportunity to a competitor. If qualification cannot be completed in a timely manner, we would experience a significant interruption in supply of the affected products, which could in turn cause our costs of revenue to increase and our overall revenue to decrease. This would harm our customer relationships and our market share, as well as our operating results would suffer.
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
Our revenue currently is dependent upon the increase in demand for services that use broadband technology and integrated residential gateways. Besides xDSL and other discrete multi-tone, or DMT,-based technologies, service providers can decide to deploy passive optical network or fiber and thereby reducing the need for our products. If more service providers decide to extend fiber all the way to the home, commonly referred to as fiber to the home, or FTTH, deployment, it could harm our xDSL business. Furthermore, residential gateways compete against a variety of different data distribution technologies, including Ethernet routers, set-top boxes provided by cable and satellite providers, wireless, or WiFi and WiMax, and emerging power line and multimedia over coax alliance technologies. If any of these competing technologies proves to be more reliable, faster, less expensive, or has any other advantages over the broadband technologies we provide, the demand for our products may decrease and our business would be harmed.
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
We currently obtain substantially all of our manufacturing, assembly, and testing services from suppliers and subcontractors located outside of the United States, and have a significant portion of our research and development team located in India. In addition, 99%, 97%, and 99% of our revenue for the years ended 2014, 2013, and 2012, respectively, were derived from sales to customers outside the United States. We have expanded our international business activities and may open other design and operational centers abroad. International operations are subject to many other inherent risks, including, but not limited to:

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
As of May 1, 2015, the Tallwood Group beneficially owned approximately 51% of our outstanding common stock.
We are also party to a Stockholder Agreement with the Tallwood Group, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Group, voting, registration rights, and other matters. Subject to certain exceptions, the Tallwood Group is permitted under the terms of the Stockholder Agreement to maintain their ownership interest in us in subsequent equity offerings. Given their current ownership interest in us, the Tallwood Group may have the ability to control or significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Group may also have interests that diverge from, or even conflict with, our interests and those of our other stockholders. Certain voting restrictions in the Stockholder Agreement require that the Tallwood Group vote all shares owned by it in excess of 37.5% of the outstanding voting shares in the same proportion as the votes of all stockholders that are not affiliated with the Tallwood Group and will expire five years after the Rights Offering on February 4, 2020. At that time, the Tallwood Group may continue to own a majority of the outstanding voting shares, which will give the Tallwood Group the ability to control our Board and the outcome of any vote of our stockholders, which could have a material adverse effect on the other stockholders. Even if the Tallwood Group does not own a majority of the outstanding voting shares, it may have substantial holdings that could give the Tallwood Group effective control of the affairs of our Company because it may own a majority of the shares that actually vote at any meeting of our stockholders.
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

3.2
Certificate of Amendment of the Restated Certificate of Incorporation, dated as of February 12, 2015. Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2015.

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

Exhibit Number	Description
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

4.5
Amended and Restated Warrant No. 5 to Purchase Common Stock of Ikanos Communications, Inc., originally issued to Alcatel-Lucent Participations on September 29, 2014, dated as of April 30, 2015. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

4.6
Amended and Restated Warrant No. 6 to Purchase Common Stock of Ikanos Communications, Inc., originally issued to Alcatel-Lucent Participations on December 10, 2014, dated as of April 30, 2015. Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.1
Forbearance to Loan and Security Agreement with Limited Waiver dated as of March 28, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.2
Amendment No. 2 to the First Amended and Restated Loan and Security Agreement dated October 7, 2014, by and between Ikanos Communications, Inc. and Silicon Valley Bank, dated as of April 30, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.3
Limited Waiver to the First Amended and Restated Loan and Security Agreement dated October 7, 2014, by and between Ikanos Communications, Inc. and Silicon Valley Bank, dated as of April 30, 2015. Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.4
Amendment No. 2 to the Loan and Security Agreement, dated September 29, 2014, by and between the Ikanos Communications, Inc. and Alcatel-Lucent USA, Inc., dated as of April 30, 2015. Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.5	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: May 11, 2015	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Dated: May 11, 2015	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Description
3.1	Restated Certificate of Incorporation, as amended on June 3, 2014. Incorporated by reference to Exhibit 3.1 of the Registrant’s Quarterly Report on Form 10-Q filed with the SEC on August 8, 2014.

3.2
Certificate of Amendment of the Restated Certificate of Incorporation, dated as of February 12, 2015. Incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K filed with the SEC on March 20, 2015.

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

4.5
Amended and Restated Warrant No. 5 to Purchase Common Stock of Ikanos Communications, Inc., originally issued to Alcatel-Lucent Participations on September 29, 2014, dated as of April 30, 2015. Incorporated by reference to Exhibit 4.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

4.6
Amended and Restated Warrant No. 6 to Purchase Common Stock of Ikanos Communications, Inc., originally issued to Alcatel-Lucent Participations on December 10, 2014, dated as of April 30, 2015. Incorporated by reference to Exhibit 4.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.1
Forbearance to Loan and Security Agreement with Limited Waiver dated as of March 28, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on April 2, 2015.

10.2
Amendment No. 2 to the First Amended and Restated Loan and Security Agreement dated October 7, 2014, by and between Ikanos Communications, Inc. and Silicon Valley Bank, dated as of April 30, 2015. Incorporated by reference to Exhibit 10.1 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.3
Limited Waiver to the First Amended and Restated Loan and Security Agreement dated October 7, 2014, by and between Ikanos Communications, Inc. and Silicon Valley Bank, dated as of April 30, 2015. Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.4
Amendment No. 2 to the Loan and Security Agreement, dated September 29, 2014, by and between the Ikanos Communications, Inc. and Alcatel-Lucent USA, Inc., dated as of April 30, 2015. Incorporated by reference to Exhibit 10.2 of the Registrant's Current Report on Form 8-K filed with the SEC on May 4, 2015.

10.5	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit Number	Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document