Form 10-Q
period 2015-06-28
IKANOS COMMUNICATIONS, INC.
filed 2015-08-12
CIK 1219210

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 28, 2015
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
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of August 12, 2015, there were 17,228,613 shares of the Registrant’s common stock, par value $ 0.001, outstanding.

IKANOS COMMUNICATIONS, INC.
FORM 10-Q

2

PART I: FINANCIAL INFORMATION
Item 1.    Financial Statements
IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands and unaudited)

	June 28, 2015	December 28, 2014
Assets
Current assets:
Cash and cash equivalents	$16,032	$13,270
Short-term investments	—	2,421
Accounts receivable, net	10,765	13,849
Inventory, net	1,991	1,964
Prepaid expenses and other current assets	1,799	3,682
Total current assets	30,587	35,186
Property and equipment, net	13,947	8,581
Other assets	2,018	2,343
	$46,552	$46,110
Liabilities and Stockholders’ Equity
Current liabilities:
Revolving line	$4,979	$10,841
Accounts payable	4,553	5,054
Accrued liabilities	11,042	6,460
Total current liabilities	20,574	22,355
Long-term debt, net of debt discount	9,528	—
Other long-term liabilities	5,195	1,740
Total liabilities	35,297	24,095
Commitments and contingencies (Note 6)
Stockholders’ equity	11,255	22,015
	$46,552	$46,110

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share data, and unaudited)

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Revenue	$11,068	$11,255	$21,249	$25,768
Cost of revenue	5,392	5,775	10,585	13,211
Gross profit	5,676	5,480	10,664	12,557
Operating expenses:
Research and development	12,618	13,408	24,431	26,084
Selling, general, and administrative	4,901	4,105	9,907	8,926
Total operating expenses	17,519	17,513	34,338	35,010
Loss from operations	(11,843)	(12,033)	(23,674)	(22,453)
Interest and other, net	(378)	(129)	(486)	113
Loss before provision for income taxes	(12,221)	(12,162)	(24,160)	(22,340)
Provision for income taxes	95	168	149	295
Net loss	$(12,316)	$(12,330)	$(24,309)	$(22,635)
Basic and diluted net loss per share	$(0.72)	$(1.24)	$(1.49)	$(2.29)
Weighted average number of shares (basic and diluted)	17,103	9,910	16,339	9,893

The accompanying notes are an integral part of these unaudited condensed consolidated financial statements.

IKANOS COMMUNICATIONS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands and unaudited)

	Six Months Ended
	June 28, 2015	June 29, 2014
Cash flow from operating activities
Net Loss	$(24,309)	$(22,635)
Adjustments to reconcile net loss to net cash used by operating activities:
Depreciation	2,651	2,039
Stock-based compensation expense	2,027	1,912
Amortization of intangible assets and acquired technology	239	240
Changes in assets and liabilities:
Accounts receivable, net	3,084	6,499
Inventory	(27)	(143)
Prepaid expenses and other assets	1,442	(508)
Accounts payable and accrued liabilities	2,382	172
Net cash used in operating activities	(12,511)	(12,424)
Cash flows from investing activities:
Purchases of property and equipment	(2,862)	(1,787)
Purchases of investments	—	(3,026)
Maturities and sales of investments	2,421	4,824
Net cash provided by (used in) investing activities	(441)	11
Cash flows from financing activities:
Proceeds from issuances of common stock under employee stock plans	89	375
Proceeds from rights offering, net of issuance costs	11,487	—
Proceeds from revolving line	4,979	6,912
Repayments of revolving line	(10,841)	(12,000)
Proceeds from long-term debt	10,000	—
Net cash provided by (used in) financing activities	15,714	(4,713)
Net increase (decrease) in cash and cash equivalents	2,762	(17,126)
Cash and cash equivalents at beginning of period	13,270	36,043
Cash and cash equivalents at end of period	$16,032	$18,917

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
Liquidity
The Company incurred net losses of $12.3 million and $24.3 million for the three and six months ended June 28, 2015 and had an accumulated deficit of $393.7 million as of June 28, 2015. On September 29, 2014, the Company entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (and its sister companies, collectively known as “ALU”) on the development of ultra-broadband products whereby the Company received a financial commitment of up to $45.0 million from ALU and a group of investors affiliated with Tallwood Venture Capital (the "Tallwood Group"). As part of their investments associated with the collaboration arrangement, on September 29, 2014, ALU and the Tallwood Group purchased 1.2 million shares and 2.7 million shares, respectively, of the Company's common stock for $5.0 million and $11.3 million, respectively (the "Private Placement"). Further, in December 2014, the Company commenced a rights offering pursuant to which stockholders of record on September 26, 2014 were offered the right to purchase shares of the Company’s common stock (the “Rights Offering”). On February 4, 2015, the Company completed its Rights Offering and recognized proceeds of $11.5 million, net of transaction costs of $0.8 million, inclusive of 2.7 million shares of the Company common stock purchased by the Tallwood Group for $11.2 million, which completed the Tallwood Group's portion of their financial commitment. On April 30, 2015, the Company received the proceeds of the $10.0 million loan from ALU, which was part of the previously announced collaboration arrangement. (See Note 5 - Notes Payable and Long-Term Debt.)
To achieve consistent profitability, the Company will need to generate and sustain higher revenue, while maintaining cost and expense levels necessary and appropriate for its business. During the remainder of 2015, the Company expects that its development costs, primarily associated with the Access product family, will increase over the level incurred during 2014. As a result of the Company’s planned increase in development spending in 2015, recurring losses from operations, and the need to maintain compliance with debt covenants, if the Company is unable to raise sufficient capital through additional debt or equity arrangements, there will be uncertainty regarding the Company’s ability to maintain liquidity sufficient to operate its business effectively, which raises substantial doubt as to the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might result from this uncertainty. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to the Company.
The Company utilizes an existing revolving line of credit with Silicon Valley Bank ("SVB") and proceeds from its $10.0 million loan received on April 30, 2015 under the aforementioned ALU loan to partially fund its operations. The most restrictive covenant under the revolving line of credit with SVB requires that the Company maintain a minimum monthly Adjusted Quick Ratio, as defined in the Amended SVB Loan Agreement, of 1.2 to 1.0. The ALU Loan Agreement contains the same Adjusted Quick Ratio covenant that appears in the Amended SVB Loan Agreement and both loan agreements contain provisions that provide that a default under one loan agreement is a default under the other. (See Note 5 - Notes Payable and Long-Term Debt.)
On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015. Although the Company is currently in compliance with the terms of the Amended SVB Loan Agreement, the Company anticipates that it may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, has begun discussions with SVB to address those potential instances of noncompliance. The Company will need to take further action to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund its future capital requirements, including the need to raise additional financing. There can be no assurance that sufficient additional debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to the Company. Additionally, there can be no assurance that, if necessary, the Company will be successful in renegotiating the debt covenants contained in the Amended SVB Loan Agreement or the ALU Loan Agreement. If the Company is unsuccessful in these efforts, it will need to implement significant cost reduction strategies that could affect its near- and long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, reducing overall headcount, and curtailing business activities.
Basis of Presentation
The accompanying consolidated financial statements include the accounts of the Company and all of its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”), the rules and regulations of the Securities and Exchange Commission (“SEC"), and accounting policies consistent with those applied in preparing the Company’s audited annual consolidated financial statements. Certain information and disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in accordance with these rules and regulations. The information in this Quarterly Report should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto included in its Annual Report on Form 10-K filed with the SEC on March 20, 2015 (“Annual Report”).
In the opinion of the Company’s management, the accompanying unaudited condensed consolidated financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of the Company’s financial position, results of operations, and cash flows for the interim periods presented. The operating results for the three and six month periods ended June 28, 2015 are not necessarily indicative of the results that may be expected for the full fiscal year ending January 3, 2016, or for any other future period.
The Company’s fiscal quarters end on the Sunday closest to the end of the applicable calendar quarter, except in a 53-week fiscal year, in which case the additional week falls into the fourth quarter of that fiscal year. There are 53 weeks in fiscal year 2015.
Use of Estimates
The preparation of the Company’s consolidated financial statements in conformity with GAAP requires management to make certain estimates, judgments, and assumptions. The Company believes that the estimates, judgments, and assumptions upon which it relies are reasonable based upon information available to it at the time that these estimates, judgments, and assumptions are made. These estimates, judgments, and assumptions can affect the reported amounts of assets and liabilities as of the date of the consolidated financial statements as well as the reported amounts of revenue and expenses during the periods presented. To the extent there are material differences between these estimates and actual results, the Company’s financial statements would have been affected. In many cases, the accounting treatment of a particular transaction is specifically dictated by GAAP and does not require management’s judgment in its application. There are also areas in which management’s judgment in selecting any available alternative would not produce a materially different result.
Reverse Stock Split
On February 11, 2015, at a Special Meeting of Stockholders (the "February 2015 Special Meeting"), the Company's stockholders approved an amendment to the Company's Restated Certificate of Incorporation to effect a reverse stock split of its outstanding common stock at a ratio, to be determined by the Board of Directors, of not less than one-for-five (1:5) shares and not more than one-for-ten (1:10) shares. At a meeting of the Board of Directors immediately following the February 2015 Special Meeting, the Board of Directors approved and directed the Company's management to implement a 1:10 reverse stock split, effective February 13, 2015.
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
Rights Offering and Registration Statement on Form S-1
The Company filed a Registration Statement on Form S-1 on October 20, 2014 and amended it thereafter (declared effective on November 26, 2014) under which it distributed rights to the holders of its common stock as of September 26, 2014 (the "Record Date") non-transferable subscription rights to purchase 14.5 million shares of its common stock (the "Rights

Offering"). Each subscription right entitled the rights holder to purchase 1.459707 shares of common stock at $4.10 per share to allow each holder of record to have the opportunity to maintain the same ownership percentage of the Company subsequent to the Private Placement as the stockholder had at the record date. The Rights Offering closed on February 4, 2015. The Company issued 3.0 million shares of the Company's common stock at $4.10 per share and recognized proceeds of $11.5 million after issuance costs of $0.8 million.
Option Exchange
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
The Eligible Options also included 60,000 shares that contained a performance-based vesting element, granted to the Chief Executive Officer at the time he was hired. Mr. Tahernia tendered this grant and received a performance-based option to purchase 48,000 shares in exchange.
For employees, other than with respect to performance based stock option grants, vesting will occur monthly over thirty-six months for those Eligible Options that were partially vested and twenty-four months for those Eligible Options that were fully vested at the time the Tender Offer expired. The Tender Offer began on February 20, 2015 and expired on March 20, 2015. On March 23, 2015, options to purchase 1.3 million shares were issued at an exercise price of $2.80 per share.
Summary of Significant Accounting Policies
The Company's significant accounting policies are described in Note 1 to the audited consolidated financial statements for the year ended December 28, 2014 included in the Annual Report. These accounting policies have not significantly changed.
Concentration of Credit Risk
Financial instruments that potentially subject the Company to significant concentrations of credit risk consist of cash, cash equivalents, accounts receivable, and short-term investments. Cash and cash equivalents are held with a limited number of financial institutions. Deposits held with these financial institutions may exceed the amount of insurance provided on such deposits. Management believes that the financial institutions that hold the Company’s deposits are credit worthy and, accordingly, minimal credit risk exists with respect to those deposits. At June 29, 2014, the Company’s short-term investments consisted solely of certificates of deposit. There were no short-term investments as of June 28, 2015. All investments were classified as available-for-sale. The Company does not hold or issue financial instruments for trading purposes.
Credit risk with respect to accounts receivable is concentrated due to the number of large orders recorded in any particular reporting period. Three customers represented 33%, 24%, and 12% of accounts receivable at June 28, 2015. Three customers represented 44%, 21%, and 16% of accounts receivable at December 28, 2014. Three customers accounted for 27%, 27%, and 21% of revenue for the three months ended June 28, 2015. Three customers accounted for 31%, 28%, and 17% of revenue for the six months ended June 28, 2015. Three customers accounted for 35%, 19%, and 18% of revenue for the three months ended June 29, 2014. Four customers accounted for 27%, 25%, 13%, and 10% of revenue for the six months ended June 29, 2014.
Concentration of Other Risk
The semiconductor industry is characterized by rapid technological change, competitive pricing pressures, and cyclical market patterns. The Company’s results of operations are affected by a wide variety of factors, including general economic conditions; economic conditions specific to the semiconductor industry; demand for the Company’s products; the timely introduction of new products; implementation of new manufacturing technologies; manufacturing capacity; the availability of materials and supplies; competition; the ability to safeguard patents and intellectual property in a rapidly evolving market; reliance on assembly and wafer fabrication subcontractors; and reliance on independent distributors and sales representatives. As a result, the Company may experience substantial period-to-period fluctuations in future periods due to the factors mentioned above as well as certain other factors.
Net Loss per Share

Basic net loss per share is computed using the weighted-average number of common shares outstanding during the period. The calculation of basic and diluted net loss per common share is as follows (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Net loss	$(12,316)	$(12,330)	$(24,309)	$(22,635)
Weighted average shares outstanding	17,103	9,910	16,339	9,893
Basic and diluted net loss per share	$(0.72)	$(1.24)	$(1.49)	$(2.29)
The following potential common shares have been excluded from the calculation of diluted net loss per share as their effect would have been anti-dilutive (in thousands):

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Anti-dilutive securities:
Weighted average warrants to purchase common stock (a)	474	780	474	780
Weighted average restricted stock and restricted stock units	1,266	137	1,089	131
Weighted average options to purchase common stock	2,950	1,838	2,658	1,850
	4,690	2,755	4,221	2,761

(a) The warrants were issued to ALU as part of the collaboration arrangement. On April 30, 2015 the warrant agreements were amended to reprice the warrants at $2.75 and to allow for a reduction in the pricing of the warrants upon an issuance or sale of shares of the Company's common stock at any time prior to the 12-month anniversary of the amendment.
Recent Accounting Pronouncement
In April 2015, as part of its initiative to reduce complexity in accounting standards, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2015-03, "Interest--Imputation of Interest" (Subtopic 835-30) (the "Update"). Under the Update, debt issuance costs related to a recognized liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement of debt issuance costs is not affected by the Update. The Update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Update should be applied on a retrospective basis. The Company has adopted this Update concurrent with the ALU Loan Agreement debt taken down in the second quarter of 2015. See Note 5--Notes Payable and Long-Term Debt.
Note 2—Inventory, net
Inventory consisted of the following (in thousands):

	June 28, 2015	December 28, 2014
Finished goods	$1,775	$1,895
Purchased parts and raw materials	216	69
	$1,991	$1,964
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
As part of its Service Agreement, the Company transferred ownership of certain work-in-process and raw materials to eSilicon as prepayment for the future delivery of finished goods. In addition, the Company has prepaid for certain wafers purchased by eSilicon on behalf of the Company. Prepayments under the arrangement were $0.3 million as of June 28, 2015 and $1.0 million as of December 28, 2014. The prepayments are classified in prepaid expenses and other current assets. As of June 28, 2015, the Company has $5.4 million of non-cancelable purchase obligations with eSilicon.

Note 3—Property and Equipment, net
Property and equipment consisted of the following (in thousands):

	June 28, 2015	December 28, 2014
Machinery and equipment	$29,150	$27,335
Software	12,382	6,591
Intellectual property (a)	5,069	5,530
Computer equipment	6,848	6,175
Furniture and fixtures	971	991
Leasehold improvements	1,846	1,818
Construction in progress	141	—
	56,407	48,440
Less: Accumulated depreciation and amortization	(42,460)	(39,859)
	$13,947	$8,581
(a) During the first quarter of 2015, the Company utilized intellectual property purchase obligations and capitalized its $6.0 million obligation as property and equipment with a useful life of six years.
Depreciation expense for property and equipment was $1.4 million and $1.0 million for the three months ended June 28, 2015 and June 29, 2014, respectively. Depreciation expense for property and equipment was $2.7 million and $2.0 million for the six months ended June 28, 2015 and June 29, 2014, respectively.
Note 4—Accrued Liabilities
Accrued liabilities consisted of the following (in thousands):

	June 28, 2015	December 28, 2014
Accrued compensation and related benefits	$3,218	$2,139
Accrued intellectual property purchase obligations (a)	2,028	—
Deferred revenue	895	529
Deferred rent	563	699
Warranty accrual	108	131
Accrued royalties	594	751
Other accrued liabilities	3,636	2,211
	$11,042	$6,460
(a) Included in long-term liabilities is an additional $2.5 million in intellectual property purchase obligations payable in 2016 and 2017.
Note 5—Notes Payable and Long-Term Debt
SVB Revolving Line of Credit - The Company utilizes an existing revolving line of credit with SVB to partially fund its operations. On October 7, 2014, the Company entered into the First Amended and Restated Loan and Security Agreement with SVB (the "Amended SVB Loan Agreement"), which amended and restated the loan agreement with SVB, originally dated January 14, 2011, as subsequently amended. Under the Amended SVB Loan Agreement, the Company may borrow up to $20.0 million, subject to certain limitations. The Amended SVB Loan Agreement is collateralized by a first priority lien on all of the Company's present and future assets, other than its intellectual property, and a second lien on its intellectual property. The Amended SVB Loan Agreement also requires that the Company maintain a minimum monthly Adjusted Quick Ratio, as defined in the Amended SVB Loan Agreement, of 1.2 to 1.0.
The Company was in compliance with the Adjusted Quick Ratio covenant as of March 29, 2015 under the Amended SVB Loan Agreement, but was not in compliance with the covenant at the end of April 2015. On April 30, 2015, the Company entered into Amendment No. 2 to the Amended SVB Loan Agreement (“SVB Amendment No. 2”). SVB Amendment No. 2 provides, among other things, the following: (1) that SVB agrees to allow the Company to enter into Amendment No. 2 to the Loan and Security Agreement with ALU (the “ALU Loan Amendment”); (2) the removal of the LIBOR-based interest pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000. On April 30, 2015, SVB agreed to limited waiver for the Company's non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015 subject to receipt by the Company of $10.0 million under the ALU Loan Agreement. The funds were received on April 30, 2015.
At June 28, 2015, $5.0 million was outstanding under the SVB Amendment No. 2. Interest on advances against the line was equal to 6.5% as of June 28, 2015 and was payable monthly. The Company was in compliance with the Adjusted Quick Ratio covenant as of June 28, 2015. Although the Company is currently in compliance with the terms of Amendment No. 2, it anticipates that it may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, has begun discussions with SVB to address those potential instances of noncompliance.
ALU Loan Agreement - In September 2014, as discussed in Note 1, the Company entered into a collaboration with ALU. On April 30, 2015, the Company and ALU entered into Amendment No. 2 (the “ALU Loan Amendment”) to the Loan and Security Agreement dated September 29, 2014, as amended (the “ALU Loan Agreement”). The ALU Loan Amendment provides, among other things, the following: (i) that interest shall be paid in arrears in cash, rather than in-kind; however, for any interest payment due after June 30, 2015, the Company may request that, at the discretion of ALU, such payments be made in-kind; (ii) the amendment of the warrants previously issued to ALU, as further described below; and (iii) that the outstanding balance of the loan shall automatically accelerate in the event of a change in control of the Company or a sale of all or substantially all of the Company’s assets.
On September 29, 2014, in connection with the ALU Loan, the Company issued to ALU a warrant (the “First Warrant”) to purchase up to 315,789 shares of the Company’s common stock with an exercise price of $4.75 per share. On December 10, 2014, in connection with the first amendment to the ALU Loan Agreement, the Company issued an additional warrant to ALU (the “Second Warrant”) to purchase up to 157,895 shares of the Company’s common stock, with an exercise price of $4.10 per share. Under the Black-Scholes formula, the Company initially valued the warrants at $0.6 million and, until the loan was funded, classified them under other current assets.
In connection with the ALU Loan Amendment, on April 30, 2015, the Company amended the First Warrant (the “Amended and Restated First Warrant”) and the Second Warrant (the “Amended and Restated Second Warrant” and, collectively, with the Amended and Restated First Warrant, the “Amended Warrants”) to lower the exercise price to $2.75 per share. The exercise price represents the closing price of the Company’s common stock on April 29, 2015, the last trading day before the Amended Warrants were issued. In addition, each of the Amended Warrants contains a provision to automatically adjust the per share exercise price downward in the event that on or before April 30, 2016, the Company issues or sells or publicly announces the issuance or sale of any of its common stock or options or convertible securities that are related to its common stock (other than certain employee and director options) at an effective price that is lower than the then-current exercise price under the Amended Warrants. In addition, the per share exercise price will be adjusted downward under various other circumstances, including if any of the following events occurs: certain adjustments are made to the purchase or exercise price of an option or the conversion rate of a convertible security; the Company makes any dividend or other distribution of assets to holders of its common stock that is not also given to holders of the Amended Warrants; or the Board of Directors of the Company determines that it is appropriate to adjust the per share exercise price. Neither of the Amended Warrants provides for a corresponding upward adjustment of the per share exercise price thereunder. Due to the significant reduction in exercise price, the Company revalued the warrants at $0.5 million. The warrants were reclassified and recorded as debt discount as of April 30, 2015 and shown as a reduction to long-term debt. The debt discount will be accreted over the life of the ALU Loan Agreement.
On April 30, 2015, the Company received $10.0 million under the ALU Loan Agreement. The ALU Loan Agreement contains the same Adjusted Quick Ratio covenant that appears in SVB Amendment No. 2 and both loan agreements contain provisions that provide that a default under one loan agreement is a default under the other.
At June 28, 2015, the long-term debt balance under the ALU Loan Agreement was $9.5 million, consisting of principal of $10.0 million less debt discount of $0.5 million. The interest rate is 9.5%. The Company must repay 15% of the principal and all outstanding interest on or before November 30, 2016 and the remainder on or before November 30, 2017.
Note 6—Commitments and Contingencies
Lease Obligations
The Company leases office facilities, equipment, and software under non-cancelable operating leases with various expiration dates through 2018. Rent expense for both the three months ended June 28, 2015 and June 29, 2014 was $0.6 million. Rent expense for both the six months ended June 28, 2015 and June 29, 2014 was $1.2 million. The terms of the facility leases provide for rental payments on a graduated scale. The Company recognizes rent expense on a straight-line basis over the lease period, and has accrued for rent expense incurred, but not paid.
Future minimum lease payments as of June 28, 2015 under non-cancelable leases with original terms in excess of one year are $1.3 million for the remainder of 2015; $2.0 million in 2016; $1.6 million in 2017; and $0.4 million in 2018.

Purchase Commitments
As of June 28, 2015, the Company had $5.4 million of inventory purchase obligations that are expected to be paid during the third quarter of 2015.
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
Litigation
From time-to-time, in the normal course of business, the Company and its subsidiaries are parties to litigation matters and claims that have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment-related disputes. The Company is subject to claims and litigation arising in the ordinary course of business; however, the Company does not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on its consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. The Company has not provided accruals for any legal matters in its financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect on its consolidated results of operations, financial position, or cash flows.
Note 7—Significant Customer Information and Segment Reporting
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
The following table summarizes revenue by geographic region, based on the country in which the customer's headquarters is located (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
France	$3,052	28%	$2,376	21%	$6,582	31%	$6,886	27%
Japan	3,035	27	2,084	19	5,998	28	5,840	35
Taiwan	2,494	23	5,246	46	4,620	22	9,043	23
Germany	410	4	111	1	676	3	1,313	5
Korea	375	3	213	2	1,408	7	277	1
China	187	2	218	2	294	1	544	2
United States	182	2	76	—	239	1	147	1
Other	1,333	11	931	9	1,432	7	1,718	6
	$11,068	100%	$11,255	100%	$21,249	100%	$25,768	100%
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
Revenue by product family is as follows (in thousands):

	Three Months Ended				Six Months Ended
	June 28, 2015		June 29, 2014		June 28, 2015		June 29, 2014
Gateway	$6,854	62%	$8,817	78%	$13,792	65%	$19,122	74%
Access	4,214	38	2,438	22	7,457	35	6,646	26
	$11,068	100%	$11,255	100%	$21,249	100%	$25,768	100%
The distribution of long-lived assets (excluding intangible assets and other assets) was as follows (in thousands):

	June 28, 2015	December 28, 2014
United States	$13,843	$8,257
Asia, predominantly India	104	324
	$13,947	$8,581

Note 8—Subsequent Events
Merger Agreement
On August 5, 2015, Qualcomm Atheros, Inc., (“Parent”) a Delaware corporation and a wholly-owned subsidiary of QUALCOMM Incorporated, King Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Parent will cause the Merger Sub to commence, no later than August 19, 2015, a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of the Company’s common stock, $0.001 par value, at a price of $2.75 per share, without interest (the “Offer Price”), subject to any applicable withholding taxes and assume all outstanding indebtedness of the Company at the closing of the transaction.
Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer, (ii) the receipt of required regulatory approvals in certain jurisdictions and (iii) other conditions set forth in the Merger Agreement.
The Offer will expire at 12:01 a.m. Eastern Time on the 21st business day (calculated in accordance with the rules of the Securities Exchange Act of 1934) following the commencement date of the Offer, unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.
Following consummation of the Offer, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). In the Merger, each Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in treasury, Shares held directly or indirectly by Parent or its subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), each outstanding and unexercised stock option that is subject to time-based vesting having an exercise price greater than the Offer Price (each, an “In-the-Money Time-based Option”), whether or not vested, shall be cancelled and converted into the right to receive cash in an amount equal to the product of (i) the total number of Shares subject to such In-the-Money Time-based Option immediately prior to the Effective Time, multiplied by (ii) the excess, if any, of (x) the Offer Price over (y) the exercise price payable per Share under such In-the-Money Time-based Option. As of the Effective Time, each unvested Ikanos stock option that is subject to performance-based vesting shall be cancelled for no consideration. As of August 5, 2015, 39,800 In-the-Money Time-based Options have a per share exercise price greater than the Offer Price. All other outstanding and unexercised Ikanos stock options will be cancelled for no consideration.
All outstanding and unexercised stock appreciation rights have a per share exercise price greater than the Offer Price. As a result, all outstanding and unexercised stock appreciation rights will be cancelled upon the consummation of the Merger and the holders of such stock appreciation rights will not have any right to receive any consideration in respect thereof.
Pursuant to the Merger Agreement, as of the Effective Time, each outstanding restricted stock unit (each, an “RSU”), whether or not vested, shall be cancelled and converted into the right to receive cash in an amount equal to the product of (i) the total number of Shares issuable in settlement of such RSU immediately prior to the Effective Time multiplied by (ii) the Offer Price.
The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law (the “DGCL”) and shall be effected as soon as practicable following the consummation of the Offer without stockholder approval pursuant to the DGCL.
The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and the Company. The Merger Agreement also contains customary covenants and agreements, including with respect to the operations of the business of the Company and its subsidiaries between signing and closing, restrictions on responses by the Company with respect to alternative transactions, governmental filings and approvals and other matters.
The Merger Agreement generally prohibits the Company’s solicitation of proposals relating to alternative business combination transactions and restricts the Company’s ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.
The Merger Agreement includes a remedy of specific performance for the Company, Parent and Purchaser. The Merger Agreement also includes customary termination provisions for both the Company and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by the Company to accept and enter into a definitive agreement with respect to an unsolicited superior offer, the Company will be required to pay a termination fee of $1,750,000 (approximately 3.5% of the equity value of the transaction) (the “Termination Fee”). A superior offer is a written proposal pursuant to which a third party would acquire, among other acquisition structures set forth in the Merger Agreement, 50% or more of the outstanding voting securities or assets of the Company on terms that the board of directors of the Company will have determined in good faith (after consultation with its independent financial advisor of nationally recognized reputation and its outside legal counsel) to be more financially favorable to the Company’s stockholders and is reasonably likely to be consummated in accordance with the terms proposed taking into account relevant factors. Any such termination of the Merger Agreement by the Company is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement and a determination by the Company’s board of directors of that the failure to take such action would constitute a breach of its fiduciary duties under applicable law, the entrance into a definitive agreement by the Company with a third party and payment of the Termination Fee by the Company.
Tender and Support Agreement
Concurrently with the execution of the Merger Agreement, each of the directors and named executive officers of the Company, entities affiliated with Tallwood Venture Capital and Alcatel-Lucent Participations (each a “Tender and Support Stockholder”) entered into a Tender and Support Agreement with Parent and Merger Sub (the “Tender and Support Agreement”), which provides, among other things, that such stockholder will tender their Shares in the Offer and vote their Shares in favor of approving the principal terms of the Merger, if applicable. In aggregate, such persons owned approximately 58.2% of the Shares outstanding as of the close of business on August 5, 2015. The Tender and Support Agreement will terminate upon termination of the Merger Agreement and certain other specified events. Upon the occurrence of the Company’s board of directors changing their recommendation that the stockholders support the Offer as a result of a permitted change in recommendation for certain intervening events (not in connection with an alternative acquisition proposal), as described in the Merger Agreement, each Tender and Support Stockholder will be permitted to withdraw the excess of the aggregate number of Shares owned by the Tender and Support Stockholders as of the date of the Tender and Support Agreement and any additional Shares acquired by the Tender and Support Stockholders after the entry into such agreement (the “Subject Securities”) that is equal to each Tender and Support Stockholder’s pro rata portion (as measured against the aggregate Subject Securities held by each of the Tender and Support Stockholders) of the sum of (i) thirty percent (30%) of the total number of Shares outstanding, on a fully diluted basis (the “30% Shares”) plus (ii) such additional number of Subject Securities (rounded down to the nearest whole Share) held by all of the Tender and Support Stockholders that is equal to product of (x) the total number of Subject Securities held by all Tender and Support Stockholders less the 30% Shares, multiplied by (y) the percentage, rounded to two decimal places, of the total number of outstanding Shares that have been tendered and not withdrawn prior to the expiration of the Offer by all holders of the Shares (other than the Tender and Support Stockholders).
The foregoing descriptions of the Merger Agreement and the Tender and Support Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibit 2.1 and Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2015 and incorporated herein by reference.
If the Merger is consummated, the Company will become a wholly-owned subsidiary of Parent. Accordingly, this Quarterly Report on Form 10-Q, which assumes the Company remains a standalone business, should be read with the understanding that should the Merger be completed, Parent will have the power to control the conduct of the Company’s business.

Additional Information and Where to Find It
The Offer described above has not yet commenced. This shall not constitute an offer to sell or the solicitation of an offer to buy any shares of common stock of Ikanos, nor shall there be any sale of such common stock in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offer will only be made through a Tender Offer Statement on Schedule TO, which will contain an offer to purchase, form of letter of transmittal and other documents relating to the Offer (collectively, the “ Offer Materials”), each to be filed with the SEC by the Merger Sub and Parent. In addition, Ikanos will file with the SEC a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer. Merger Sub and Ikanos expect to mail the Offer Materials and the Schedule 14D-9 to Ikanos stockholders. Investors and stockholders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions. The Offer Materials and the Schedule 14D-9 will also be available at no cost on the SEC’s web site at www.sec.gov.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
This Quarterly Report on Form 10-Q, particularly in the sections entitled “Risk Factors,” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act). These forward-looking statements include statements that reflect the current views of our senior management with respect to our financial performance and to future events with respect to our business and industry in general. Statements that include the words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “should,” “plan,” “expect,” “predict,” “potential,” or the negative of these terms, or other similar expressions, identify forward-looking statements. Forward-looking statements address matters that involve risks and uncertainties. Accordingly, there are or will be important factors that could cause our actual results to differ materially from those indicated in these statements. We believe these factors include, but are not limited to, the following: our pending acquisition by Qualcomm, our ability to raise additional capital in the future; our history of losses; our need for capital and ability to continue as a going concern; our ability to utilize our revolving credit facility; the volatility of our common stock; the opinions of the securities analysts that publish reports regarding our company; our ability to develop and achieve market acceptance of new products and technologies as we transition away from older products; our dependence on a relatively small number of customers; the intensity of the competition we face in the semiconductor industry and the broadband communications market; general macroeconomic declines could reduce demand for our products; cyclical and unpredictable decreases in demand for our semiconductors; our ability to adequately forecast demand for our products; the length of our sales cycle; that the selling prices of our products are subject to decline over time and may do so more rapidly than we anticipate; our reliance on subcontractors to manufacture, test, and assemble our products; our dependence on and qualification of foundries to manufacture our products; changes in our product sales mix; our ability to secure production capacity; our ability to recruit and retain personnel, including our senior management team; the fluctuations in our operating results and expenses; our reliance on third-party technologies in our products; the development and future growth of the broadband digital subscriber line ("DSL") and communications processing markets in general; the defense of third-party claims of infringement and the protection of our own intellectual property; currency fluctuations; undetected defects, errors, or failures in our products; the significant number of shares held by a single group of investors; rapidly changing technologies, standards, and regulations; and our accounting policies and disclosure controls.
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

The following discussion and analysis should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto in Part I, Item 1, above, and with our financial statements and notes thereto for the year ended December 28, 2014, contained in our Annual Report on Form 10-K filed on March 20, 2015. All references to year ends refer to our fiscal year ends.
Overview
We were incorporated in April 1999 and, through December 31, 2001, we were engaged principally in research and development. We began commercial shipment of our products in the fourth quarter of 2002. Our revenue was $125.9 million in 2012, $79.7 million in 2013, and $48.4 million in 2014. Revenue fluctuations are characteristic of our industry and affect our business, especially due to the concentration of our revenue among a few customers and a limited number of products. These fluctuations can result from a variety of factors, including the inability to offset lower demand for products that near end-of-life with new product offerings as a result of development delays, competitive pricing pressures, or the inability to meet product requirements. We have limited visibility into the buying patterns of our original equipment manufacturers ("OEMs"), who, in turn, are affected by changes in the buying and roll out patterns of the service provider market. In order to obtain future revenue growth we must be successful in designing our new products to match customer requirements while delivering the requisite products within the customers' required development cycle.
We incurred net losses of $12.3 million and $24.3 million, respectively, for the three and six months ended June 28, 2015 and had an accumulated deficit of $393.7 million as of June 28, 2015. As a result of our planned increase in development spending associated with our next generation Access platform or G.fast offerings, recurring losses from operations, and our need to stay in compliance with our debt covenants, there is uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. In order to continue our business, we will need to raise additional capital. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.
We are a leading provider of advanced semiconductor products and software for delivering high speed broadband solutions to the connected home. Our broadband multi-mode and digital subscriber line ("DSL") processors and other semiconductor offerings power carrier infrastructure (referred to as "Access") and customer premises equipment (referred to as "Gateway") for network equipment manufacturers ("NEMs") supplying leading telecommunications service providers. Our products are at the core of DSL access multiplexers ("DSLAMs"), optical network terminals ("ONTs"), concentrators, modems, voice over Internet Protocol ("VoIP") terminal adapters, integrated access devices ("IADs"), and residential gateways ("RGs"). On September 29, 2014, we entered into a collaboration arrangement with Alcatel-Lucent USA, Inc. (along with its sister companies, collectively known as “ALU”) on the development of ultra-broadband products. We expect this collaboration not only to help increase our share of the broadband Access market but also to positively affect our global carrier engagements, as well as Gateway OEM interest in our products and technology. Our products have been deployed by service providers globally, including in Asia, Europe, and North and South America.
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
Our semiconductor customers consist primarily of NEMs, original design manufacturers ("ODMs"), contract manufacturers ("CMs"), and OEMs, and include vendors such as Sagemcom Tunisie ("Sagemcom"), Askey Computer Corporation ("Askey"), NEC Corporation ("NEC"), and AVM Computersysteme Vertriebs GmbH ("AVM"). Our products are deployed in the networks of telecom carriers such as AT&T Inc. ("AT&T"), Bell Canada, Orange S.A. (formerly, known as France Telecom) ("Orange"), KDDI Corporation ("KDDI"), and Nippon Telegraph and Telephone Corporation ("NTT").
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

•
 The Vx585 family maintains the distributed architecture of the Vx185/183, while supporting a higher level of performance with a dual-core CPU architecture and additional, higher performance acceleration processor engines. The Vx585 family of processors is currently in production.

•
Our Access Velocity-3 solution combines the rich feature set of the Velocity family with innovative Ikanos NodeScale vectoring technology. Velocity-3 started carrier and OEM trials in 2014 and trials are continuing.

•
Our families of multi-mode gateway processors complement our DSL broadband products and are designed to address a wide range of devices for value-added carrier services and high-speed access to the connected home. The Fusiv Multi-core Vx175 and Fusiv Vx173, and Fusiv Vx575 family, are built on our Fusiv family of processors and extend the range of access technologies and device types that can be supported by our products. The Vx575 family of processors is currently in production.

•	We are currently in development of our next generation Access platform or G.fast.

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
We were not in compliance with the Adjusted Quick Ratio covenant at the end of April 2015. On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015 and we entered into Amendment No. 2 to the Amended SVB Loan Agreement (“Amendment No. 2”). Amendment No. 2 provides for, among other things, the following: (1) SVB allowed us to enter into an amendment to the ALU Loan Agreement (as defined below); (2) the removal of the LIBOR-based interest pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000.
At June 28, 2015, $5.0 million was outstanding under the Amended SVB Loan Agreement. Interest on advances against the line was 6.5% as of June 28, 2015 and was payable monthly. We utilize the line of credit with SVB to partially fund our operations. We were in compliance with the Adjusted Quick Ratio covenant as of June 28, 2015 under the Amended SVB Loan Agreement. Although we are currently in compliance with the terms of the Amended SVB Loan Agreement, we anticipate that we may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, have begun initial discussions with SVB to address those potential instances of noncompliance.
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
On April 30, 2015, we and ALU entered into Amendment No. 2 (the “ALU Loan Amendment”) to that certain Loan and Security Agreement dated September 29, 2014, as amended (the “ALU Loan Agreement”). The ALU Loan Amendment provides, among other things, the following: (i) that interest shall be paid in arrears in cash, rather than in-kind; however, for any interest payment due after June 30, 2015, we may request that, at the discretion of ALU, such payments be made in-kind; (ii) the amendment of the warrants previously issued to ALU, as further described below; and (iii) that the outstanding balance of the loan shall automatically accelerate in the event of a change in control of Ikanos or a sale of all or substantially all of the our assets.
At June 28, 2015, $10.0 million was outstanding under the ALU Loan Agreement. Interest on the loan is to 9.5% and is payable monthly. We are required to repay an amount equal to 15% of the outstanding principal and any outstanding interest on or before November 30, 2016 and the remainder on or before November 30, 2017. The ALU Loan Agreement contains the same Adjusted Quick Ratio covenant as the Amended SVB Loan Agreement and both loan agreements contain provisions that provide that a default under one loan agreement is a default under the other.
In conjunction with the collaboration arrangement, during the fourth quarter of 2014 we issued to ALU two warrants to purchase a total of 474,000 shares of common stock at $4.75 per share. On April 30, 2015, we amended each of the first warrant (the “Amended and Restated First Warrant”) and the second warrant (the “Amended and Restated Second Warrant” and, collectively, with the Amended and Restated First Warrant, the “Amended Warrants”) to lower the exercise price to $2.75 per share of our common stock that is issuable thereunder, which exercise price represents the closing price of the our common stock on April 29, 2015, the last trading day before the Amended Warrants were issued. In addition, each of the Amended Warrants contains a provision to automatically adjust the per share exercise price downward in the event that on or before April 30, 2016, we issue or sell or publicly announce the issuance or sale of any of our common stock or options or convertible securities that are related to our common stock (other than certain employee and director options) at an effective price that is lower than the then-current exercise price under the Amended Warrants. Based on the revised exercise price, using the Black Scholes model, we valued the warrants at $0.5 million and recorded the amount as debt discount. The debt discount will be accreted over the life of the ALU Loan Agreement.
Proposed Merger with Qualcomm
On August 5, 2015, Qualcomm Atheros, Inc., (“Parent”) a Delaware corporation and a wholly-owned subsidiary of QUALCOMM Incorporated, King Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”), and Ikanos entered into an Agreement and Plan of Merger (the “Merger Agreement”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Parent will cause the Merger Sub to commence, no later than August 19, 2015, a tender offer (the “Offer”) to purchase all of the outstanding shares (the “Shares”) of our common stock at a price of $2.75 per share, without interest (the “Offer Price”), subject to any applicable withholding taxes and assume all of our outstanding indebtedness at the closing.
Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer, (ii) the receipt of required regulatory approvals in certain jurisdictions and (iii) other conditions set forth in the Merger Agreement.
The Offer will expire at 12:01 a.m. Eastern Time on the 21st business day (calculated in accordance with the rules of the Securities Exchange Act of 1934) following the commencement date of the Offer, unless extended in accordance with the terms of the Offer and the Merger Agreement and the applicable rules and regulations of the SEC.
Following consummation of the Offer, Merger Sub will merge with and into the Company with the Company surviving as a wholly-owned subsidiary of Parent (the “Merger”). In the Merger, each Share that is not tendered and accepted pursuant to the Offer (other than the Shares held in treasury, Shares held directly or indirectly by Parent or its subsidiaries, and Shares as to which appraisal rights have been perfected in accordance with applicable law) will be cancelled and converted into the right to receive the Offer Price, on the terms and conditions set forth in the Merger Agreement.
Pursuant to the Merger Agreement, as of the effective time of the Merger (the “Effective Time”), each outstanding and unexercised stock option that is subject to time-based vesting having an exercise price greater than the Offer Price (each, an “In-the-Money Time-based Option”), whether or not vested, shall be cancelled and converted into the right to receive cash in an amount equal to the product of (i) the total number of Shares subject to such In-the-Money Time-based Option immediately prior to the Effective Time, multiplied by (ii) the excess, if any, of (x) the Offer Price over (y) the exercise price payable per Share under such In-the-Money Time-based Option. As of the Effective Time, each unvested Ikanos stock option that is subject to performance-based vesting shall be cancelled for no consideration. As of August 5, 2015, 39,800 In-the-Money Time-based Options have a per share exercise price greater than the Offer Price. All other outstanding and unexercised Ikanos stock options will be cancelled for no consideration.
All outstanding and unexercised stock appreciation rights have a per share exercise price greater than the Offer Price. As a result, all outstanding and unexercised stock appreciation rights will be cancelled upon the consummation of the Merger and the holders of such stock appreciation rights will not have any right to receive any consideration in respect thereof.
Pursuant to the Merger Agreement, as of the Effective Time, each outstanding restricted stock unit (each, an “RSU”), whether or not vested, shall be cancelled and converted into the right to receive cash in an amount equal to the product of (i) the total number of Shares issuable in settlement of such RSU immediately prior to the Effective Time multiplied by (ii) the Offer Price.

The Merger Agreement provides that the Merger will be governed by Section 251(h) of the Delaware General Corporation Law and shall be effected as soon as practicable following the consummation of the Offer without stockholder approval pursuant to Delaware law.
The Merger Agreement contains customary representations and warranties by Parent, Merger Sub and Ikanos. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of our business between signing and closing, restrictions on responses by us with respect to alternative transactions, governmental filings and approvals and other matters.
The Merger Agreement generally prohibits us from soliciting proposals relating to alternative business combination transactions and restricts our ability to furnish non-public information to, or participate in any discussions or negotiations with, any third party with respect to any such transaction, subject to certain limited exceptions.
The Merger Agreement includes a remedy of specific performance for us, Parent, and Purchaser. The Merger Agreement also includes customary termination provisions for both us and Parent and provides that, in connection with the termination of the Merger Agreement under specified circumstances, including termination by us to accept and enter into a definitive agreement with respect to an unsolicited superior offer, we will be required to pay a termination fee of $1,750,000 (approximately 3.5% of the equity value of the transaction) (the “Termination Fee”). A superior offer is a written proposal pursuant to which a third party would acquire, among other acquisition structures set forth in the Merger Agreement, 50% or more of our outstanding voting securities or assets on terms that our board of directors will have determined in good faith (after consultation with its independent financial advisor of nationally recognized reputation and its outside legal counsel) to be more financially favorable our stockholders and is reasonably likely to be consummated in accordance with the terms proposed taking into account relevant factors. Any such termination of the Merger Agreement by us is subject to certain conditions, including the Company’s compliance with certain procedures set forth in the Merger Agreement and a determination by our board of directors of that the failure to take such action would constitute a breach of its fiduciary duties under applicable law, the entrance into a definitive agreement by us with a third party and payment of the Termination Fee by the us.
Concurrently with the execution of the Merger Agreement, each of our directors and named executive officers, entities affiliated with Tallwood Venture Capital and Alcatel-Lucent Participations (each a “Tender and Support Stockholder”) entered into a Tender and Support Agreement with Parent and Merger Sub (the “Tender and Support Agreement”), which provides, among other things, that such stockholder will tender their Shares in the Offer and vote their Shares in favor of approving the principal terms of the Merger, if applicable. In aggregate, such persons owned approximately 58.2% of the Shares outstanding as of the close of business on August 5, 2015. The Tender and Support Agreement will terminate upon termination of the Merger Agreement and certain other specified events. Upon the occurrence of our board of directors' changing their recommendation that the stockholders support the Offer as a result of a permitted change in recommendation for certain intervening events (not in connection with an alternative acquisition proposal), as described in the Merger Agreement, each Tender and Support Stockholder will be permitted to withdraw the excess of the aggregate number of Shares owned by the Tender and Support Stockholders as of the date of the Tender and Support Agreement and any additional Shares acquired by the Tender and Support Stockholders after the entry into such agreement (the “Subject Securities”) that is equal to each Tender and Support Stockholder’s pro rata portion (as measured against the aggregate Subject Securities held by each of the Tender and Support Stockholders) of the sum of (i) thirty percent (30%) of the total number of Shares outstanding, on a fully diluted basis (the “30% Shares”) plus (ii) such additional number of Subject Securities (rounded down to the nearest whole Share) held by all of the Tender and Support Stockholders that is equal to product of (x) the total number of Subject Securities held by all Tender and Support Stockholders less the 30% Shares, multiplied by (y) the percentage, rounded to two decimal places, of the total number of outstanding Shares that have been tendered and not withdrawn prior to the expiration of the Offer by all holders of the Shares (other than the Tender and Support Stockholders).
The foregoing descriptions of the Merger Agreement and the Tender and Support Agreement do not purport to be complete and are qualified in their entirety by reference to the full text of such agreements, which are filed as Exhibit 2.1 and Exhibit 99.1 to the Company’s Current Report on Form 8-K filed with Securities and Exchange Commission on August 6, 2015 and incorporated herein by reference.
If the Merger is consummated, the Company will become a wholly-owned subsidiary of Parent. Accordingly, this Quarterly Report on Form 10-Q, which assumes Ikanos remains a standalone business, should be read with the understanding that should the Merger be completed, Parent will have the power to control the conduct of our business.

Additional Information and Where to Find It
The Offer described above has not yet commenced. This shall not constitute an offer to sell or the solicitation of an offer to buy any shares of our common stock, nor shall there be any sale of such common stock in any jurisdiction in which such offer, solicitation or sale would be unlawful prior to registration or qualification under the securities laws of any such jurisdiction. Any offer will only be made through a Tender Offer Statement on Schedule TO, which will contain an offer to purchase, form of letter of transmittal and other documents relating to the Offer (collectively, the “ Offer Materials”), each to be filed with the SEC by the Merger Sub and Parent. In addition, we will file with the SEC a solicitation/recommendation statement on Schedule 14D-9 with respect to the Offer. Merger Sub and we expect to mail the Offer Materials and the Schedule 14D-9 to Ikanos stockholders. Investors and stockholders are urged to carefully read these documents and the other documents relating to the transactions contemplated by the Merger Agreement when they become available because these documents will contain important information relating to the Offer and related transactions. The Offer Materials and the Schedule 14D-9 will also be available at no cost on the SEC’s web site at www.sec.gov.
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
The Company's significant accounting policies are described in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations," of our Annual Report on Form 10-K for the year ended December 28, 2014 and have not changed materially during the six months ended June 28, 2015.

Results of Operations

	Three Months Ended				Six Months Ended
	June 28, 2015	Percent of Revenue	June 29, 2014	Percent of Revenue	June 28, 2015	Percent of Revenue	June 29, 2014	Percent of Revenue
	(in millions except percent)
Revenue	$11,068	100%	$11,255	100%	21,249	100%	25,768	100%
Cost of revenue	5,392	49	5,775	51	10,585	50	13,211	51
Gross profit	5,676	51	5,480	49	10,664	50	12,557	49
Operating expenses:
Research and development	12,618	114	13,408	119	24,431	115	26,084	101
Selling, general, & administrative	4,901	44	4,105	36	9,907	47	8,926	35
Total operating expenses	17,519	158	17,513	156	34,338	162	35,010	136
Loss from operations	(11,843)	(107)	(12,033)	(107)	(23,674)	(111)	(22,453)	(87)
Interest and other, net	(378)	(3)	(129)	(1)	(486)	(2)	113	—
Loss before income taxes	(12,221)	(110)	(12,162)	(108)	(24,160)	(113)	(22,340)	(87)
Provision for income taxes	95	1	168	2	149	1	295	1
Net loss	$(12,316)	(111)%	$(12,330)	(110)%	(24,309)	(114)%	(22,635)	(88)%
Revenue by Product Family
The following table presents net revenue by reportable product family:

	Three Months Ended		2015 vs 2014		Six Months Ended		2015 vs 2014
	June 28, 2015	June 29, 2014	$ Change	% Change	June 28, 2015	June 29, 2014	$ Change	% Change
	(in millions except percent)
Gateway	$6.9	$8.8	$(1.9)	(22)%	$13.8	$19.1	$(5.3)	(28)%
Access	4.2	2.5	1.7	68	7.4	6.7	0.7	10
Total revenue	$11.1	$11.3	$(0.2)	(2)	$21.2	$25.8	$(4.6)	(18)

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
Total revenue for the second quarter of 2015 declined by $0.2 million, or 2%, to $11.1 million from $11.3 million in the second quarter of 2014. Our three largest customers accounted for approximately 75% of our revenue in the second quarter of 2015 while our three largest customers accounted for 72% of our revenue in the second quarter of 2014. Total revenue for the first half of 2015 declined by $4.6 million, or 18%, to $21.2 million from $25.8 million in the first half of 2014. Our three largest customers accounted for approximately 76% of our revenue in the first half of 2015 while our three largest customers accounted for 65% of our revenue in the first half of 2014. Quarterly revenue has been relatively flat over the last year and we expect that it will continue to remain so until our new product introductions begin in the latter half of 2015. Until these new product introductions, we expect to continue to be adversely affected by the aging of our mature products.
The following table presents our direct customers that accounted for more than 10% of our revenue for the periods indicated:

	Three Months Ended		Six Months Ended
Our Direct Customer	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
Sagemcom	27%	18%	31%	25%
Paltek Corporation	27	19	28	13
Amod**	21	35	17	27
NEC Corporation of America	*	*	*	10

*	Less than 10%

**	Amod is a distributor whose purchases from us are contracted to its end customer, Askey, a contract manufacturer for Sagemcom.

Revenue by Country as a Percentage of Total Revenue

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014
France	28%	21%	31%	27%
Japan	27	19	22	23
Taiwan	23	46	28	35
Germany	4	1	3	5
Korea	3	2	7	1
China	2	2	1	2
United States	2	—	1	1
Other	11	9	7	6
The table above reflects sales to our direct customers based on where they are headquartered. It does not necessarily reflect carrier deployment of our products as we do not sell directly to carriers.
Cost of Revenue and Gross Margin

	Three Months Ended		Six Months Ended
	June 28, 2015	June 29, 2014	June 28, 2015	June 29, 2014

Gross margin	51%	49%	50%	49%
Gross margin improved 2% to 51% for the second quarter of 2015 compared to 49% for the second quarter of 2014. The increase is related to product mix as a higher proportion of high margin Access products were sold through the second quarter of 2015 compared to the second quarter of 2014. Gross margin increased slightly to 50% for the first six months of 2015 compared to the first six months of 2014.
Research and Development Expenses
Research and development ("R&D") expenses are recognized as incurred and generally consist of compensation (including stock compensation expense) and associated expenses of employees engaged in research and development; contractors; tape-out expenses; reference board development; development testing, evaluation kits and tools; stock-based compensation; amortization of acquisition-related intangibles; and depreciation expense. Before releasing new products, we incur charges for mask sets, prototype wafers, mask set revisions, bring-up boards, and other qualification materials, which we refer to as tape-out expenses. These tape-out expenses may cause our R&D expenses to fluctuate because they are not incurred uniformly every quarter.
The following table presents details of research and development expense:

	Three Months Ended		2015 vs 2014		Six Months Ended		2015 vs 2014
	June 28, 2015	June 29, 2014	$ Change	% Change	June 28, 2015	June 29, 2014	$ Change	% Change
	(In millions, except percent)
Salaries, related benefits, and consulting	$8.3	$7.8	$0.5	6%	$16.4	$16.1	$0.3	2%
Tape-out, development, and design costs	1.8	3.5	(1.7)	(49)	3.2	5.7	(2.5)	(44)
Other	2.5	2.1	0.4	19	4.8	4.3	0.5	12
	$12.6	$13.4	$(0.8)	(6)	$24.4	$26.1	$(1.7)	(7)
As a percent of revenue	114%	119%			115%	101%
Number of employees	182	186	(4)	(2)%	182	186	(4)	(2)%
R&D costs declined by 6% or $0.8 million to $12.6 million in the second quarter to 2015 compared to $13.4 million in the second quarter of 2014. Salaries, related benefits, and consulting were higher in 2015 than in 2014 by $0.5 million, the result of higher contract labor developing new chips. Tape-out, development, and design costs were lower as tape-out costs were $1.7 million lower in the second quarter of 2015 compared to the second quarter of 2014. The second quarter of 2014 included significant tape-out, design and development expenditures for our Vx585 products.
R&D costs declined by 7% or $1.7 million to $24.4 million in first half of 2015 compared to $26.1 million for the first half of 2014. Salaries, benefits and consulting increase by $0.3 million or 2% due principally to the addition of contract labor. Tape-out, development, and design costs decreased $2.5 million due to lower tape-out costs in the first half of 2015 compared to the first half of 2014. We anticipate that tape-out and related costs will increase over the remainder of 2015 as we ramp up for new product introductions.
Selling, General, and Administrative Expenses (in millions except percent)
Selling, general, and administrative ("SG&A") expenses generally consist of compensation and related expenses for personnel; public company expenses; legal, recruiting and auditing fees; and depreciation.
The following table presents details of selling, general, and administrative expenses:

	Three Months Ended		2015 vs 2014		Six Months Ended		2015 vs 2014
	June 28, 2015	June 29, 2014	$ Change	% Change	June 28, 2015	June 29, 2014	$ Change	% Change
	(In millions, except percent)
Salaries, related benefits, and consulting	$3.2	$2.9	$0.3	10%	$6.6	$6.2	$0.4	6%
Legal and accounting	0.9	0.5	0.4	80	1.5	1.3	0.2	15
Other	0.8	0.7	0.1	14	1.8	1.4	0.4	29
	$4.9	$4.1	$0.8	20%	$9.9	$8.9	$1.0	11%
As a percent of revenue	44%	36%			47%	35%
Number of employees	53	58	(5)	(9)%	53	58	(5)	(9)%
SG&A costs increased by $0.8 million or 20% in the second quarter of 2015 versus the comparable 2014 period. The 10% increase in salaries, related benefits, and consulting costs in the second quarter of 2015 compared to the second quarter of 2014 is primarily attributable to an increase in stock compensation, commissions, and consulting costs. Legal and accounting costs were higher in the second quarter of 2015 compared to the second quarter of 2014 primarily due to incremental expenses related to patent maintenance costs in non-U.S. countries and jurisdictions.
SG&A costs increased by $1.0 million or 11% in the first half of 2015 versus the comparable 2014 period. The 10% increase in salaries, related benefits, and consulting costs in the second quarter of 2015 compared to the second quarter of 2014 is primarily attributable to an increase in stock compensation costs and consulting costs which offset the effect of the lower number of employees. Legal and accounting costs were higher due to the costs related to our rights offering and stock option exchange that occurred in the first quarter of 2015 as well as incremental expenses related to patent maintenance costs in non-U.S. countries and jurisdictions.
Interest and Other, Net
Interest and other, net consists of interest income primarily earned on short-term investments, other non-operating expenses, interest expense related to the Amended SVB Loan Agreement and, starting in April 2015, interest expense under the ALU Loan Agreement, and other non-operating income and expense items such as gains and losses on foreign exchange. Interest and other, net was an expense of $0.4 million in the second quarter of 2015 compared to an expense of $0.1 million in the second quarter of 2014. Higher interest expense and lower interest income accounted for the entire difference. Interest and other, net total was an expense of $0.5 million for the first half of 2015 compared to income of $0.1 million in the first half of 2014. Higher interest expense and lower interest income for the first half of 2015 and foreign exchange losses in the first quarter of 2015 accounted for the entire difference.
Provision for Income Taxes
Income taxes are comprised mostly of federal income tax, foreign income taxes, and state minimum taxes. The income tax provision marginally declined in the second quarter and first half of 2015 compared to the comparable periods in 2014. Our income tax provision primarily represents foreign taxes on certain of our international subsidiaries as well as federal taxes on unremitted earnings of foreign subsidiaries.
We are subject to taxation in the U.S., various states, and certain foreign jurisdictions. We are currently undergoing an income tax audit in India. Otherwise, there are no ongoing examinations by income taxing authorities at this time. We do not expect any material adjustments to our reserves. Our tax years from 2007 to 2014 remain open to examination in various tax jurisdictions.
Liquidity, Capital Resources, and Going Concern
Working Capital, Cash and Cash Equivalents
The following table presents working capital, cash and cash equivalents:

	Three Months Ended
	June 28, 2015	March 29, 2015	$ Change
	(In millions)
Working capital	$10.0	$11.0	$(1.0)
Cash and cash equivalents	$16.0	$13.0	$3.0
Revolving line	5.0	5.0	—
Long-term debt	10.0	—	10.0
Cash and cash equivalents, net of revolving line and ALU loan	$1.0	$8.0	$(7.0)
We have funded our operations primarily through cash from private and public offerings of our common stock, our line of credit, our loan from ALU, cash generated from the sale of our products, proceeds from the exercise of stock options, and stock purchased under our employee stock purchase plan. Our uses of cash include payroll and payroll-related expenses, manufacturing costs, purchases of equipment, tools, and software as well as operating expenses, such as product tapeouts, marketing programs, travel, professional services, facilities, and other costs. We incurred net losses of $12.3 million for the three months ended June 28, 2015 and June 29, 2014 and net losses of $24.3 million and $22.6 million for the six months ended June 28, 2015 and June 29, 2014, respectively. We had an accumulated deficit of $393.7 million as of June 28, 2015.
Our cash and cash equivalents, net of our revolving line and ALU loan, decreased by $7.0 million to $1.0 million as of June 28, 2015 compared to $8.0 million as of March 29, 2015. The quarter-to-quarter decline is attributable to our operating losses offset, in part, by the loan from ALU.
We were in compliance with the Adjusted Quick Ratio covenant under the Amended SVB Loan Agreement as of March 29, 2015, but we were not in compliance with the covenant at the end of April 2015. On April 30, 2015, SVB agreed to waive the non-compliance associated with the Adjusted Quick Ratio covenant for the month of April 2015. As of June 28, 2015, we were in compliance with the terms of the Amended SVB Loan Agreement but we anticipate that we may not be in compliance with all of the covenants during certain later periods of 2015 and, accordingly, have begun discussions with SVB to address those potential instances of noncompliance. We expect that we will need to take further actions to generate adequate cash flows or earnings to ensure compliance with the Amended SVB Loan Agreement and fund our future capital requirements, including the need to raise additional capital. There can be no assurance that sufficient debt or equity financing will be available or, if available, that such financing will be on terms and conditions acceptable to us. Additionally, there can be no assurance that we will be successful in renegotiating the covenants with SVB, if necessary. If we are unsuccessful in these efforts, we will need to implement significant cost reduction strategies that could affect our near- and long-term business plan. These efforts may include, but are not limited to: consolidating locations, reducing capital expenditures, and reducing overall headcount and curtailing business activities.
On April 30, 2015 we received the proceeds of $10.0 million under the ALU Loan Agreement (See, "ALU Collaboration and Rights Offering" below). The ALU Loan Agreement contains the same Adjusted Quick Ratio covenant as the Amended SVB Loan Agreement and both loan agreements contain provisions that provide that a default under one loan agreement is a default under the other. ALU has a first priority lien on all our assets including intellectual property. In conjunction with the ALU Loan Agreement we issued warrants to purchase 474 thousand shares of common stock. Using the Black Scholes model, we valued the warrants at $0.5 million and classified the amount as debt discount, which we will amortize over the life of the debt.
Despite the receipt of the proceeds under the ALU Loan Agreement and funds utilized under our line of credit, as a result of our planned increase in development spending during the remainder of 2015, recurring losses from operations, and the need to stay in compliance with our debt covenants, if we are unable to raise sufficient additional capital through alternative debt or equity arrangements, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business effectively, which raises substantial doubt as to our ability to continue as a going concern. There can be no assurance that such additional capital, whether in the form of debt or equity financing, will be sufficient or available and, if available, that such capital will be offered on terms and conditions acceptable to us.

Cash, cash equivalents, and short-term investments held by foreign subsidiaries were $1.4 million and $4.6 million at June 28, 2015 and December 28, 2014, respectively. In April 2015, we repatriated $2.3 million, net of $0.5 million taxes, from our Indian affiliate. We previously provided for taxes upon the repatriation of funds held overseas.
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
Our Rights Offering closed on February 4, 2015 and we issued 3.0 million shares of common stock to the participants and received gross proceeds of $12.4 million. After deducting legal, accounting, and other costs, we recognized net proceeds of $11.5 million from the Rights Offering. The Tallwood Group participated in the Rights Offering and, thereby, fulfilled its commitment by investing $11.2 million to purchase an additional 2.7 million shares of our common stock.
Amended SVB Loan Agreement
We utilize the line of credit under the Amended SVB Loan Agreement to partially fund our operations. The agreement was originally entered into in January 2011 and amended periodically thereafter. On October 7, 2014, we entered into the Amended SVB Loan Agreement which amends and restates the prior agreement and extends the maturity date until October 2017. As of June 28 2015, $5.0 million was outstanding under the Amended SVB Loan Agreement. The interest rate on advances against the line was 6.5% as of June 28, 2015 and is payable monthly.
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
On April 24, 2015, we entered into Amendment No. 2 to the Amended SVB Loan Agreement (“SVB Amendment No. 2”). SVB Amendment No. 2 provides, among other things, the following: (1) that SVB agrees to allow for an amendment to the ALU Loan Agreement; (2) the removal of the LIBOR-based interest pricing option; (3) an increase in the interest rate margin by 75 basis points; and (4) a final payment fee of $250,000.
Operating, Investing, and Financing Activities
The following table summarizes our statement of cash flows for the six months ended June 28, 2015 and June 29, 2014 (in millions):

	2015	2014
Statements of Cash Flows Data:
Cash and cash equivalents—beginning of year	$13.3	$36.0
Net cash used in operating activities	(12.5)	(12.4)
Net cash used in investing activities	(0.4)	—
Net cash provided by (used in) financing activities	15.6	(4.7)
Cash and cash equivalents—end of period	$16.0	$18.9
Operating Activities
During the first half of 2015, we used $12.57 million in net cash from operating activities while incurring a loss of $24.3 million. Included in the net loss were non-cash charges amounting to $4.9 million that resulted from depreciation of $2.7 million, stock-based compensation of $2.0 million, and the amortization of intangible assets and acquired technology of $0.2 million. Favorable cash flow resulted from a reduction in accounts receivable of $3.1 million, prepaid expenses and other assets of $1.4 million and higher accounts payable and accrued liabilities of $2.4 million. Accounts receivable days sales outstanding declined from 109 days at the end of 2014 to 89 days at June 28, 2015. Inventories remained flat from the end of 2014 to the end of the second quarter of 2015, while purchase commitments have declined from $6.7 million to $5.4 million during the same period. Prepaid expenses and other assets declined as prepaid wafers purchased by eSilicon on our behalf declined by $0.7 million, issuance costs of $0.8 million from our private placement and Rights Offering were transferred and charged to additional paid-in capital and the value of warrants, approximately $0.5 million, issued to ALU were transferred from other assets to debt discount.
For the six months ended June 29, 2014, we used $12.4 million of net cash in operating activities, while incurring a net loss of $22.6 million. Included in the net loss was approximately $4.2 million in various non-cash expenses consisting of depreciation, stock-based compensation expense, and the amortization of intangible assets and acquired technology. Operating cash flows also benefited from decreases in accounts receivable of $6.5 million related to lower revenue and increases of accounts payable and accrued liabilities of $0.2 million offset by increases in prepaid expenses and other assets of $0.5 million.
Investing Activities
During the first half of 2015, cash used in investing activities was $0.4 million, which was comprised of purchases of property and equipment of $2.8 million, offset by the net maturities and sales of certificates of deposit of $2.4 million. During the first half of 2014, cash used in investing activities was minimal as purchases of property and equipment of $1.8 million was offset by net proceeds from the maturities and sales of investments of $1.8 million.
Financing Activities
During the first half of 2015, our financing activities provided $15.7 million as net proceeds from our rights offering and the ALU loan were $11.5 million and $10.0 million, respectively, while net repayments under our revolving line amounted to $5.9 million. During the first half of 2014, we used $4.7 million as repayments under the revolving loan were offset by proceeds from the issuance of common stock under our employee stock plans of $0.4 million.
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
We lease certain office facilities, equipment, and software under non-cancelable operating leases and we have incurred certain debt and tax obligations all of which are payable over the next few years. The following table summarizes these obligations as of June 28, 2015 and the effect that they are expected to have on our liquidity and cash flow in future periods (in millions):

	Total	Remainder of 2015	2016 and 2017	2018 and 2019	There- after
Operating lease payments	$5.3	$1.3	$3.6	$0.4	$—
CAD software tools	8.4	2.8	5.6	—	—
Intellectual property purchase obligations (1)	4.6	0.5	4.1	—	—
Inventory purchase obligations	5.4	5.4	—	—	—
Repayment of long-term debt	10.0	—	10.0	—	—
Non-current income tax payable	0.8	—	—	—	0.8
Royalties	0.8	0.6	0.2	—	—
	$35.3	$10.6	$23.5	$0.4	$0.8

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

Non-current income tax payable represents both the tax obligation and related accrued interest. We are unable to make a reasonably reliable estimate of the timing of payments in individual years beyond twelve months due to the uncertainties in the timing of tax outcomes.
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
Recent Accounting Pronouncement
In April 2015, as part of its initiative to reduce complexity in accounting standards, the Financial Accounting Standards Board issued Accounting Standards Update No. 2015-03, "Interest--Imputation of Interest" (Subtopic 835-30) (the "Update"). Under the Update, debt issuance costs related to a recognized liability should be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. The recognition and measurement of debt issuance costs is not affected by the Update. The Update is effective for financial statements issued for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted for financial statements that have not been previously issued. The Update should be applied on a retrospective basis. We adopted this Update concurrent with the ALU Loan Agreement debt taken down in the second quarter of 2015.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Interest Rate Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio and our line of credit. We do not use derivative financial instruments in our investment portfolio. The primary objective of our investment activities is to preserve principal and meet liquidity needs, while maximizing yields and without significantly increasing risk. Our investment policy specifies credit quality standards for our investments and limits the amount of credit exposure to any single issue, issuer, or type of investment. As of December 28, 2014, we had investments of $2.4 million in certificates of deposit. As of June 28, 2015, we had no investments.
As of June 28, 2015, we had cash and cash equivalents totaling $16.0 million. We do not enter into investments for trading or speculative purposes and, therefore, a change by one hundred basis points in interest rates would have limited or no effect on cash or cash equivalents.
As of June 28, 2015, we had $5.0 million outstanding under our line of credit with SVB and $10.0 million outstanding under our loan from ALU. The interest rate was variable and was 6.5% under the revolving line and 9.5% under the ALU loan at June 28, 2015. If the rates were to change by one hundred basis points and the balance remained the same, the annual effect would be less than $0.2 million.
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
Changes in Internal Control over Financial Reporting
There was no change in our internal control over financial reporting during the quarter ended June 28, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
PART II: OTHER INFORMATION

Item 1.	Legal Proceedings
From time-to-time, in the normal course of business, we are a party to litigation matters that have involved and may involve in the future, among other things, claims related to intellectual property infringement as well as employment-related disputes. We are subject to claims and litigation arising in the ordinary course of business; however, we do not believe, based on currently available facts and circumstances, that the final outcome of these matters, taken individually or as a whole, will have a material adverse effect on our consolidated results of operations or financial position. The results of litigation are inherently uncertain and material adverse outcomes are possible. We have not provided accruals for any legal matters in our financial statements as potential losses for such matters are not considered probable and reasonably estimable. However, because such matters are subject to many uncertainties, the ultimate outcomes are not predictable and there can be no assurances that the actual amounts required to satisfy any liabilities arising from the matters described above will not have a material adverse effect our consolidated results of operations, financial position, or cash flows.

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
Risks Related to our Pending Merger with an Affiliate of QUALCOMM Incorporated
Our proposed merger with an affiliate of QUALCOMM Incorporated is subject to a number of conditions beyond our control. Failure to complete the merger within the expected timeframe or at all could materially and adversely affect our future business, results of operations, financial condition and stock price.
On August 5, 2015, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Qualcomm Atheros, Inc., (“Parent”) a Delaware corporation and a wholly-owned subsidiary of QUALCOMM Incorporated (“Qualcomm”) and King Acquisition Co., a Delaware corporation and a wholly-owned subsidiary of Parent (“Merger Sub”). The Merger Agreement provides that, subject to the terms of the Merger Agreement, Parent will cause the Merger Sub to commence, no later than August 19, 2015, a tender offer (the “Offer”) to purchase all of our outstanding shares (the “Shares”) of common stock, $0.001 par value, at a price of $2.75 per share, without interest (the “Offer Price”), subject to any applicable withholding taxes and assume all of our outstanding indebtedness at the closing of the transaction. Following consummation of the Offer, Merger Sub will merge with and into us and we will survive as a wholly-owned subsidiary of Parent (the “Merger”).
Consummation of the Offer is subject to various conditions set forth in the Merger Agreement, including, but not limited to (i) at least a majority of Shares being tendered in the Offer, (ii) the receipt of required regulatory approvals in certain jurisdictions and (iii) other conditions set forth in the Merger Agreement.
We cannot predict whether and when these conditions will be satisfied. If one or more of these conditions is not satisfied, and as a result, we do not complete the Merger, or in the event the proposed Merger is not completed or is delayed for any other reason, our business, results of operations, financial condition and stock price may be harmed because:

•	management’s and our employees’ attention may be diverted from our day-to-day operations as they focus on matters related to preparing for integration of our operations with those of Qualcomm;

•	we could potentially lose key employees if such employees experience uncertainty about their future roles with us and decide to pursue other opportunities in light of the proposed Merger;

•	we could potentially lose customers or vendors, new customer or vendor contracts could be delayed or decreased and we may have difficulty hiring and retaining new employees;

•
we have agreed to restrictions in the Merger Agreement that limit how we conduct our business prior to the consummation of the Merger, including, among other things, restrictions on our ability to make certain capital expenditures, investments and acquisitions, sell, transfer or dispose of our assets, amend our organizational documents and incur indebtedness. These restrictions may not be in our best interests as an independent company, and may disrupt or otherwise adversely affect our business and our relationships with our customers, prevent us from pursuing otherwise attractive business opportunities, limit our ability to respond effectively to competitive pressures, industry developments and future opportunities, and otherwise harm our business, financial results and operations;

•
we have incurred and expect to continue to incur expenses related to the Merger, such as legal, financial advisory and accounting fees, and other expenses that are payable by us whether or not the proposed Merger is completed;

•	we may be required to pay a termination fee to Parent if the Merger Agreement is terminated under certain circumstances, which would negatively affect our financial results and liquidity;

•	activities related to the Merger and related uncertainties may lead to a loss of revenue and market position that we may not be able to regain if the proposed Merger does not occur; and

•	the failure to, or delays in, consummating the Merger may result in a negative impression of us with customers, potential customers or the investment community.
The occurrence of these or other events individually or in combination could have a material adverse effect on our business, results of operations, financial condition and stock price.
In addition, our stock price may fluctuate significantly based on announcements by us, Qualcomm or other third parties regarding the proposed Merger.
If the proposed Merger is not completed, we will need to obtain additional capital to operate our business and may consider other strategic alternatives that are subject to risks and uncertainties.
If the proposed Merger is not completed, our Board of Directors may consider various alternatives available to us, including, among others, continuing as a public company with no material changes to our business or capital structure, seeking to raise capital through the sale of equity or debt securities, seeking additional debt financing, or attempting to sell our company to another potential acquirer. These alternatives may involve additional risks to our business, including, among others, risks related to our ability to continue as a going concern, the diversion of management’s attention and additional expenses, our ability to consummate any such alternative transaction, our ability to obtain capital sufficient to operate our business, the valuation assigned to our business in any such alternative transaction, our ability or a potential buyer’s ability to access capital on acceptable terms or at all and other matters that may materially and adversely affect our business, results of operations and financial condition.
The Merger Agreement contains provisions that could discourage a potential competing acquiror.
The Merger Agreement contains “no solicitation” provisions that, subject to limited exceptions, restrict our ability to solicit, initiate, or knowingly encourage, facilitate or induce third party proposals for the acquisition of our common stock. In addition, Parent has an opportunity to modify the terms of the Merger in response to any competing acquisition proposals before our Board of Directors may withdraw or change its recommendation with respect to the Merger. Upon the termination of the Merger Agreement, including in connection with a “superior proposal”, we may be required to pay $1.75 million as a termination fee.
These provisions could discourage a potential third party acquiror from considering or proposing an acquisition transaction, even if it were prepared to pay a higher per Share price than what would be received in the Merger. These provisions might also result in a potential third party acquiror proposing to pay a lower price per Share to our stockholders than it might otherwise have proposed to pay because of the added expense of the $1.75 million termination fee that may become payable.

If the Merger Agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the Merger.
Our executive officers and directors have interests in the Merger that may be different from, or in addition to, the interests of our stockholders generally.
Our executive officers and members of our Board of Directors may be deemed to have interests in the Merger that may be different from or in addition to those of our stockholders, generally. These interests may create potential conflicts of interest. Our Board of Directors was aware of these potentially differing interests and considered them, among other matters, in evaluating and negotiating the Merger Agreement and in reaching its decision to approve the Merger Agreement and the transactions thereunder.  These interests relate to or arise from, among other things:

•	the consideration to be received in respect of options to purchase Shares and restricted stock unit awards held by our executive officers and members of our Board of Directors;

•
the receipt of certain payments and benefits to which certain executive officers may become entitled pursuant to such executive officers’ respective employment agreements and in connection with the completion of the Offer and the Merger; and

•	the right to continued indemnification and insurance coverage for our directors and executive officers following the completion of the Merger.
We may be subject to class action lawsuits relating to the Merger, which could materially adversely affect our business, financial condition and operating results.
We, our directors and officers, and Qualcomm may be subject to class action lawsuits relating to the Merger and other additional lawsuits that may be filed. Such litigation is very common in connection with acquisitions of public companies, regardless of any merits related to the underlying acquisition. While we will evaluate and defend against any actions vigorously, the costs of the defense of such lawsuits and other effects of such litigation could have an adverse effect on our business, financial condition and operating results.
One of the conditions to consummating the Merger is that no injunction or other order prohibiting or otherwise preventing the consummation of the Merger shall have been issued by any governmental entity of competent jurisdiction in the United States. Consequently, if any of the plaintiffs in these lawsuits or in any other subsequently filed similar lawsuit is successful in obtaining an injunction preventing the parties from consummating the Merger, such injunction may prevent the Merger from being completed in the expected timeframe, or at all.
We have obligations under certain circumstances to hold harmless and indemnify our directors and officers against judgments, fines, settlements and expenses related to claims against such directors and officers and otherwise to the fullest extent permitted under Delaware law and our bylaws and certificate of incorporation. Such obligations may apply to any potential litigation. However, an unfavorable outcome in any lawsuit related to the Merger could prevent or delay the consummation of the Merger and result in substantial costs to us.
We will incur significant costs in connection with the Merger, whether or not it is consummated.
We will incur substantial expenses related to the Merger, whether or not it is completed. Through August 2015, we have incurred substantial transaction costs and we anticipate incurring additional costs until completion of the Merger. In addition, we estimate that we will incur investment banking fees of $1.9 million, which are payable upon consummation of the Merger.  Payment of these expenses by us as a standalone entity would adversely affect our operating results and financial condition and would likely adversely affect our stock price.
Risks Related to an Investment in Us
We have a history of losses and we will need to raise additional capital in the future and our inability to do so may adversely impact our ability to continue as a going concern.
Our consolidated financial statements have been prepared on a going concern basis that assumes we will be able to realize our assets and discharge our liabilities in the normal course of business for the foreseeable future. The report of our independent registered public accounting firm for the year ended December 28, 2014 contained an explanatory paragraph indicating that there is substantial doubt as to our ability to continue as a going concern as a result of recurring losses from operations. Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $393.7 million as of June 28, 2015. We expect to incur additional losses for the foreseeable future.
We will need to seek financing in the future. These financings could include the sale of equity securities (which would result in dilution to our stockholders) or we may incur additional indebtedness (which would result in increased debt service obligations and could result in additional operating and financial covenants that would restrict our operations). There can be no assurance that any such equity or debt financing will be available in amounts or on terms acceptable to us, if at all. If we are unable to raise sufficient additional capital, there will be uncertainty regarding our ability to maintain liquidity sufficient to operate our business. Future losses or the inability to obtain additional equity or debt financing, if needed, could have a material adverse effect on our business, liquidity, and financial condition. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity, Capital Resources, and Going Concern-Working Capital, Cash and Cash Equivalents.”
We utilize a revolving credit facility to fund our operations. Should we no longer have access to the revolving line of credit, it would materially impact our business, financial condition, and liquidity.
On October 7, 2014, we entered into a First Amended and Restated Loan and Security Agreement, or the Amended SVB Loan Agreement, with Silicon Valley Bank, or SVB. Under the SVB Loan Agreement we may borrow up to $20 million, subject to certain limitations. The SVB Loan Agreement is collateralized by a first priority lien on all of our present and future property and assets, other than our intellectual property, and a second lien on our intellectual property. The Amended SVB Loan Agreement also requires that we maintain a minimum monthly Adjusted Quick Ratio (as defined) of 1.2 to 1.0. From time-to-time we draw advances under the Amended SVB Loan Agreement and repay the advances as our receivables are collected. As of June 28, 2015, the balance under the Amended SVB Loan Agreement was approximately $5.0 million. We were not in compliance with the covenants contained in the original SVB loan agreement as of September 28, 2014. Those covenants were replaced when the Amended SVB Loan Agreement was signed. Although we are currently in compliance with all of the covenants in the Amended SVB Loan Agreement, we were not in compliance for the month of April 2015 and received a waiver of such non-compliance from SVB. There can be no assurance that we will remain in compliance with the terms of the Amended SVB Loan Agreement in the future nor, should a default occur, that we would be successful in obtaining a further amendment to avoid SVB declaring a default. Should we be in default of the terms of the Amended SVB Loan Agreement and fail to obtain an amendment prior to SVB declaring us to be in default, SVB could require that any advances under the Amended SVB Loan Agreement be repaid immediately, in addition, such a default would trigger a default under the ALU Loan Agreement (as defined below) and ALU could demand immediately repayment, and if SVB began to foreclose on our assets, it would like lead ALU to initiate the same action, all of which would have a material adverse effect on our business, liquidity, and financial condition.
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
Our Loan Agreements contain financial covenants and other restrictions that limit our ability to engage in certain types of transactions. For example, these restrictions limit our ability to, or do not permit us to, incur additional debt, pay cash dividends, make other distributions or repurchase stock, engage in certain merger and acquisition activity, and make certain capital expenditures. We have been in violation of covenants under our loan agreement and may be in violation of covenants in the future. There can be no assurance that we will be in compliance with all covenants in the future or that SVB or ALU, or collectively, our Lenders, will agree to modify the Amended SVB Loan Agreement or the ALU Loan Agreement, respectively, should that become necessary.
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
Our history of losses as well as future losses may adversely impact our relationships with customers and potential customers.
Since our inception, we have never been profitable on an annual basis and we have incurred significant net losses leading to an accumulated deficit of $393.7 million as of June 28, 2015. To achieve profitability, we will need to generate and sustain higher revenue and improve our gross margins, while maintaining expense levels that are appropriate and necessary for our business. We may not be able to achieve profitability and, even if we were able to attain profitability, we may not be able to sustain profitability on an on-going quarterly or annual basis. Since we compete with companies that have greater financial stability, our customers or potential customers may be reluctant to enter into arrangements with us due to the perceived risks to our long term viability and this, in turn, may adversely affect our financial results.
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
Risks Related to Our Commercial Business
We are in a product-transition phase impacting revenue in the short term and we may not be able to adequately develop, market, or sell new products necessary to increase our quarterly revenue levels.
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
We have in the past, and expect in the future, to derive a substantial portion of our revenue from sales to a relatively small number of significant customers. Our three largest customers accounted for approximately 75% of our revenue for the first half of 2015 and three customers accounted for approximately 65% of our revenue for the first half of 2014. For the six months ended June 28, 2015, Sagemcom, Paltek Corporation, and Amod Technology Inc., Ltd. (a distributor selling exclusively to Sagemcom’s OEM) represented 31%, 28%, and 17% of our revenue, respectively. For the six months ended June 29, 2014, Sagemcom, Paltek Corporaton, and Amod Technology, Inc., Ltd., represented 25%, 13%, and 27% of our revenue, respectively. The composition and concentration of these customers has varied in the past, and we expect that it will continue to vary in the future. Accordingly, the loss of any significant customer or a decline in business with any significant customer would materially and adversely affect our financial condition and results of operations. In addition, we may experience pressure from significant customers to agree to customer-favorable sales terms and price reductions.
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
Our products are generally incorporated into our OEM and ODM customers’ systems at the design stage. As a result, we rely on OEMs and ODMs to select our products to be designed into their systems. We refer to this as a design win. A design win is defined as achieving one of the following: a potential customer who has signed a memorandum of understanding to design our products into its portfolio; signed a definitive contract; a prototype purchase order for at least 100 units; an e-mail stating the customer's intent to award a design to us with a defined carrier or end customer. At any given time, we are competing for one or more design wins. We often incur significant expenditures over multiple quarters without any assurance that we will achieve a design win. Furthermore, even if we achieve a design win, we cannot be assured that the OEM or ODM equipment that we are designed into will be marketed, sold, or commercially successful and, accordingly, we may not generate any revenue from the design win. In addition, our OEM and ODM customers can choose at any time to discontinue their systems that include our products or delay deployment, which has occurred in the past from time-to-time. If we are unable to achieve design wins or if our OEM customers’ systems incorporating our products are not commercially successful or deployed, our operating results would suffer.
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
Our expenses are subject to fluctuations resulting from various factors, including, but not limited to, higher expenses associated with new product releases, addressing technical issues arising from development efforts, unanticipated tape-out costs, additional or unanticipated costs for manufacturing or components because we do not have formal pricing arrangements with our subcontractors, costs of design tools, and large up-front license fees to third parties for intellectual property integrated into our products, as well as other factors identified throughout these risk factors.
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
Further, the changes in senior management as well as the multiple restructurings and reductions in force have had, and may continue to have, a negative effect on employee morale and the ability to attract and retain qualified personnel.
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
In 2012, we entered into an agreement with eSilicon, or the Service Agreement, under which eSilicon handles a majority of our day-to-day supply chain management, production test engineering, and production quality engineering functions. The agreement expires in October 2015. Pursuant to the Service Agreement, we place orders for our finished goods with eSilicon, who, in turn, contracts with wafer foundries and assembly and test subcontractors, and manages these operational functions for us on a day-to-day basis. eSilicon owns the raw materials and work-in-process until such time as the products are delivered to us as finished goods. Should eSilicon default on its contractual obligation to deliver finished goods to us in a timely manner, or at all, we may be required to restart the wafer production process with a total cycle time of approximately one calendar quarter. As a result, we may be required to incur additional costs and we would experience delays in delivering products to our customers, which would result in decreased revenue, have a negative effect on operating results, and harm our reputation.
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
When our service agreement with eSilicon terminates in October 2015 we will incur costs and risks associated with the transition back to providing such services ourselves. The transition will require the time and attention of management and introduce risk associated with ensuring the transition does not interrupt our supply of product. If such transition were to occur and our supply of product suffered from interruptions due to the transition, it would negatively impact our operating results and reputation.
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
As of May 1, 2015, the Tallwood Group beneficially owned approximately 50% of our outstanding common stock.
We are also party to a Stockholder Agreement with the Tallwood Group, which, among other things, contains certain governance arrangements and various provisions relating to board composition, stock ownership, transfers by the Tallwood Group, voting, registration rights, and other matters. Subject to certain exceptions, the Tallwood Group is permitted under the terms of the Stockholder Agreement to maintain their ownership interest in us in subsequent equity offerings. Given their current ownership interest in us, the Tallwood Group may have the ability to control or significantly influence the outcome of any matter submitted for the vote of our stockholders. The Tallwood Group may also have interests that diverge from, or even conflict with, our interests and those of our other stockholders. Certain voting restrictions in the Stockholder Agreement require that the Tallwood Group vote all shares owned by it in excess of 37.5% of the outstanding voting shares in the same proportion as the votes of all stockholders that are not affiliated with the Tallwood Group and will expire in February 2020. At that time, the Tallwood Group may continue to own a majority of the outstanding voting shares, which will give the Tallwood Group the ability to control our board of directors and the outcome of any vote of our stockholders, which could have a material adverse effect on the other stockholders. Even if the Tallwood Group does not own a majority of the outstanding voting shares, it may have substantial holdings that could give the Tallwood Group effective control of the affairs of our company because it may own a majority of the shares that actually vote at any meeting of our stockholders.
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
2.1
Agreement and Plan of Merger by and among Qualcomm Atheros, Inc., a Delaware corporation (“Parent”), King Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Parent, and Ikanos Communications, Inc., dated as of August 5, 2015. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2015.

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

3.3	Amended and Restated Bylaws (As Amended Through July 7, 2015). Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 8, 2015.

3.4	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

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

4.4
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

Exhibit Number	Description
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

10.5	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

10.6 #	Notice of Stock Option Grant and Stock Option Agreement dated as of March 23, 2015 by and between the Registrant and Mr. Tahernia.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement

**
In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

IKANOS COMMUNICATIONS, INC.

Dated: August 12, 2015	By:	/s/ Omid Tahernia
Omid Tahernia
President, Chief Executive Officer and Director
(Duly Authorized Officer and Principal Executive Officer)

Dated: August 12, 2015	By:	/s/ Dennis Bencala
Dennis Bencala
Chief Financial Officer and Vice President of Finance
(Duly Authorized Officer and Principal Financial and Accounting Officer)

Exhibit Index

ExhibitNumber	Description
2.1
Agreement and Plan of Merger by and among Qualcomm Atheros, Inc., a Delaware corporation (“Parent”), King Acquisition Co., a Delaware corporation and a wholly owned subsidiary of Parent, and Ikanos Communications, Inc., dated as of August 5, 2015. Incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 6, 2015.

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

3.3	Amended and Restated Bylaws (As Amended Through July 7, 2015). Incorporated by reference to Exhibit 3.1 of the Registrant's Current Report on Form 8-K filed with the SEC on July 8, 2015.

3.4	Certificate of Designation of Series A Preferred Stock. Incorporated by reference to Exhibit 3.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 25, 2009.

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

4.4
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

10.5	Amendment No. 1 to the First Amended and Restated Loan and Security Agreement and Limited Waiver dated as of March 18, 2015, by and between the Registrant and Silicon Valley Bank.

10.6 #	Notice of Stock Option Grant and Stock Option Agreement dated as of March 23, 2015 by and between the Registrant and Mr. Tahernia.

31.1	Certification of Chief Executive Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Securities Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

#	Indicates management contract or compensatory plan or arrangement

**
In accordance with Item 601(b)(32)(ii) of Regulation S‑K and SEC Release No. 34‑47986, the certifications furnished in Exhibit 32.1 hereto are deemed to accompany this Form 10‑Q and will not be deemed “filed” for purposes of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”). Such certifications will not be deemed to be incorporated by reference into any filing under the Securities Act of 1933 or the Exchange Act, except to the extent that the Registrant specifically incorporates it by reference.